Form 10KSB
period 2006-12-31
310 HOLDINGS, INC.
filed 2007-04-02
CIK 1381105

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

310 HOLDINGS, INC.
(Name of Registrant as specified in its charter)

Nevada                                                                        20-4924000
(State or other jurisdiction of                                                     (I.R.S. Employer
incorporation or jurisdiction)                                                  Identification Number)

9903 Santa Monica Boulevard, Suite 406
 Beverly Hills, California 90212
 (Address of principal executive offices)

Copies of communications to:

JOSEPH I. EMAS
1224 WASHINGTON AVENUE
MIAMI BEACH, FLORIDA 33139
TELEPHONE NO.: (305) 531-1174
FACSIMILE NO.: (305) 531-1274

Registrant’s telephone number, including area code: (310) 882-5568

Securities to be registered under Section 12(b) of the Act:  None

Securities to be registered under Section 12(g) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

Common stock, par value $.0001	OVER THE COUNTER

(Title of class) Check whether the issuer is not required to file reports 9 pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act. during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

☒ Yes ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☐ Yes ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State Registrant's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $0.03, the price at which the common equity was sold in the September, 2006 private placement: $90,000.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐:

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

63,700,000 issued and outstanding as of March 31, 2006 (after the forward stock split of seven for one, effective January 5, 2007)

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (Check one): : No ☒ Yes ☐

310 HOLDINGS, INC.
FORM 10-KSB - INDEX

EXPLANATORY NOTE

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about “310 Holdings” industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” ”believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

Unless otherwise noted, references in this registration statement to “310 Holdings” the “Company,” “we,” “our” or “us” means 310 Holdings, Inc., a Nevada corporation.

FORWARD LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire Registration Statement carefully.  Although management believes that the assumptions underlying the forward looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

Item 1.  BUSINESS

Business Development

310 Holdings, Inc. (“310” or the “Company”) is a developmental stage Nevada Corporation that is focused on providing strategic growth direction to companies in the entertainment industry with specific emphasis on film and music distribution as well as high-end clothing line companies. Based on the comprehensive due diligence performed by the advisory board, the executive committee will select companies that have a proven track record and a realistic but aggressive business model for inclusion into the 310 portfolio. Executive oversight recommendations will then be drafted and resources committed including, but not limited to financing, franchising options, synergistic joint venture introductions, and distribution network expansion opportunities. This direction will position each company to maximize their potential and realize optimal financial returns from multiple profit centers.

We are attempting to build 310 to become fully operational. In order to generate revenues, we must address the following areas:

1. Business Development

Potential portfolio candidates will be subjected to a rigorous due diligence process to validate the integrity of their business model. The process includes intensive background checks on all personnel, extensive examination of their financial structure and income statements and formulas will calculate equity-financing requirements. 310 Holding’s qualified advisory board of Certified Financial Analysts, CPA’s, and top SEC attorneys will conduct this analysis and the information will be provided to the executive committee. If the target company meets the strict criteria and approval is unanimous by the executive committee, 310 Holdings will then proceed with an equitable offer and commit to a strategy that will help the company meet their goals.

310 Holdings first portfolio selection is Next Super Star TM , a company that is destined to become a leading player in the exciting model and talent industry. Each year billions of dollars are spent in the advertising and entertainment industries for actors and models. Next Super Star TM projects a strong and profitable operation by establishing a national franchising system for model and talent scouting. A solid business model is already in place that will take advantage of this explosive industry and provide a strong and profitable operation through multiple revenue sources.

310 Holdings, Inc. is currently rigorously investigating other unique opportunities with exceptional potential including an internationally recognized swimwear company, an adult DVD entertainment company, and a successful internet company.

2. Develop and Implement a Marketing Plan:

310 Holdings will market the entertainment industry and high-end clothing manufacturers worldwide. Along with their astute capacity to identify quality candidates, the executive committee and advisory team are highly experienced in domestic and international distribution and marketing. Due to the impressive and comprehensive roster of stars our executive committee has worked with over the years, 310 Holdings will have the advantage and benefit of its executives’ stature and all their connective networks within the industries. Based upon reputation and industry connections possessed by all 310 Holdings team members, and once corporate operations fully have commenced, it is anticipated that the company will receive inquiries from all over the world requesting assistance and services.

Since our inception on April 20, 2006 to December 31, 2006, we did not generate any revenues and have incurred a cumulative net loss of $1,510. We believe that the $90,000 in funds that was received from unregistered sales of our common equity is sufficient to finance our efforts to become fully operational and carry us through the end of the current calendar year. The capital raised has been budgeted to establish our infrastructure and to become a fully reporting company. We believe that the recurring revenues from sales of services will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from sales of merchandise will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

We currently have two officers and one director. These individuals devote time to us on a part-time basis.

As of December 31, 2006 , the Company had 9,100,000 shares of $0.001 par value common stock issued and outstanding held by 25 shareholders of record. On January 5, 2007, we effected a forward stock split of seven for one, increasing our issued and outstanding to shares to 63,700,000.

310’s fiscal year end is December 31.

Competition

We are a small, start-up company that has not generated any significant revenues and lacks a stable customer base. PricewaterhouseCoopers’ Global Entertainment and Media Outlook: 2005-2009 reports that the entertainment industry and media industry is in the strongest position since 2000. The entertainment and media industry continues to display an extraordinary ability to reinvent itself and create new revenue streams. Analysts predict the industry will grow 7.3% annually, reaching $1.8 trillion by 2009. Based on published reports, market analysis, and our team member strengths, 310 Holdings has targeted this industry with specific emphasis on film and music distribution.

Among entertainment industries film and music distribution companies, 310 Holdings has a distinct advantage due to the positioning of its executive team. Its superior network in mass media promotion and retail marketing will differentiate 310 Holdings. Due to its extensive executive and mid-level professional team, 310 Holdings will have a strong advantage over the majority of other similar entertainment companies’ support and services.

Employees

310 Holdings, Inc. is currently in the development stage. During the development stage, we plan to rely exclusively on the services of our officers and director to set up our business operations. Currently, the officers are the only people providing a time commitment to the company on a part-time basis and expect to devote a minimum of 15 hours per week to our operations. Ms. Wright is prepared to dedicate additional time, as needed. At this time, there are no full- or part-time employees. We do not expect to hire any additional employees over the next 12 months, although the possibility does exist that administrative staff may be required should sufficient business develop.

Regulatory Mandates

310 Holdings, Inc. is not aware of any existing or probable government regulations that would have a material effect on our business.

Administrative Offices

310’s administrative office is located at 9903 Santa Monica Boulevard, Suite 406, Beverly Hills, California 90212.

Reports to Security Holders

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. We will be an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which may be viewed at http://www.sec.gov/.

Risk Factors

Our common shares must be considered a speculative investment. Readers should carefully consider the risks described below before deciding whether to invest in shares of our common stock. If we do not successfully address any of the risks described below, there could be a material adverse effect on our business, financial condition or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure any investor that we will successfully address these risks.

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF 310 FAILS TO FULLY IMPLEMENT ITS BUSINESS PLAN.

310 Holdings, Inc. was formed on April 20, 2006. 310 has no significant demonstrable operations record upon which you can evaluate the business and its prospects. To date, we have not generated any significant revenues and may incur losses in the foreseeable future. 310’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition. 310 cannot guarantee that it will be successful in accomplishing its objectives. If we fail to implement and establish a financial base of operations, we may be forced to cease operations, in which case investors may lose their entire investment.

FUTURE ADDITIONAL ISSUANCES OF SHARES OF OUR COMMON STOCK MAY CAUSE INVESTORS TO BEAR A SUBSTANTIAL RISK OF LOSS DUE TO IMMEDIATE AND SUBSTANTIAL DILUTION

We are authorized to issue up to 70,000,000 shares of common stock. Presently, there are 63,700,000 shares of common stock issued and outstanding as of the date of this filing. In the event we require additional capital, we may need increase our authorized number of shares and issue shares of our common stock in exchange for cash to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Any such future additional issuances of our stock will increase outstanding shares and dilute stockholders’ interests.

OUR OFFICERS AND DIRECTORS HAVE LIMITED BUSINESS EXPERIENCE AND NO EXPERTISE MANAGING A PUBLIC COMPANY. AS A RESULT, WE MAY BE UNABLE TO DEVELOP OUR BUSINESS AND MANAGE OUR PUBLIC REPORTING REQUIREMENTS.

Our operations depend on the efforts of our officers and directors, who have no experience related to public company management or as a principal accounting or principal financial officer. Additionally, our officers and directors have limited experience related to marketing. Because of these factors, we may be unable to develop and implement our business and manage our public reporting requirements. We cannot guarantee you that we will overcome any such obstacles.

INVESTORS HAVE LIMITED CONTROL OVER DECISION-MAKING BECAUSE OUR OFFICERS AND DIRECTORS CONTROL THE MAJORITY OF OUR ISSUED AND OUTSTANDING COMMON STOCK.

Our officers and directors beneficially own approximately 63.19% of our outstanding common stock. As a result, these stockholders could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions which require stockholder approval. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors. This concentration of ownership further limits the power to exercise control by the minority shareholders.

WE MAY BE UNABLE TO GENERATE SALES WITHOUT SALES, MARKETING OR DISTRIBUTION CAPABILITIES.

We have not significantly commenced our planned operations and have limited sales, marketing or distribution capabilities. We cannot guarantee that we will be able to develop a significant sales and marketing plan or implement our strategic business plan. In the event we are unable to successfully execute these objectives, we may be unable to generate sufficient sales and operate as a going concern.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, WE MAY BE FORCED TO GO OUT OF BUSINESS.

We have limited capital resources. To date, we have not generated any significant cash flow from our operations. Unless we begin to generate sufficient revenues from the implementation of our proposed business plan to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency concerns may force us to go out of business if additional financing is not available. We have no intention of liquidating. In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities. In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate. A possibility of such outcome presents a risk of complete loss of investment in our common stock.

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, INVESTORS MAY FACE A COMPLETE LOSS OF THEIR INVESTMENT.

We have yet to significantly commence our planned operations. As of the date of this filing, 310 has had only limited start-up operations and has generated no significant revenues. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included herein, of which this filing is a part. If 310’s business fails, the investors in this offering may face a complete loss of their investment.

COMPETITIVE PRESSURES FROM COMPETITORS WITH MORE RESOURCES MAY CAUSE US TO FAIL TO IMPLEMENT OUR BUSINESS MODEL.

310 Holdings, Inc. is entering the marketing arena, which is a highly competitive market segment with relatively low barriers to entry. Our expected competitors include larger and more established companies. Generally, our actual and potential competitors have longer operating histories, significantly greater financial and marketing resources, as well as greater name recognition. Therefore, many of these competitors may be able to devote greater resources than 310 to sales and marketing efforts, expanding their sphere of influence and hiring and retaining key employees. There can be no assurance that our current or potential competitors will not develop or offer comparable or superior services to those expected to be offered by us. Increased competition could result in lower than expected operating margins or loss of market share, either of which would materially and adversely affect our business, results of operation and financial condition.

OUR INTERNAL CONTROLS MAY BE INADEQUATE, WHICH COULD CAUSE OUR FINANCIAL REPORTING TO BE UNRELIABLE AND LEAD TO MISINFORMATION BEING DISSEMINATED TO THE PUBLIC.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We principally have two individuals performing the functions of all officers and directors. This individual developed our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

FAILURE BY US TO RESPOND TO CHANGES IN CONSUMER PREFERENCES COULD RESULT IN LACK OF SALES REVENUES AND MAY FORCE US OUT OF BUSINESS.

Any change in the preferences of our potential customers that we fail to anticipate could reduce the demand for our services. Decisions about our focus and the specific services we plan to offer will often be made in advance of entering the marketplace. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our proposed services and lower profit margins.

WE MAY LOSE OUR OFFICERS AND DIRECTORS WITHOUT EMPLOYMENT AGREEMENTS.

Our operations depend substantially on the skills and experience of Nicole Wright, an officer and director, and Les Barber, an officer. We have no other full- or part-time employees besides Ms. Wright and Mr. Barber. Furthermore, we do not maintain “key man” life insurance on these individuals. Without an employment contract, we may lose either or both of these individuals to other pursuits without a sufficient warning and, consequently, go out of business.

Both Ms. Wright and Mr. Barber are presently involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, each may face a conflict in selecting between 310 and other business interests. We believe that neither Ms. Wright nor Mr. Barber will consider entering a similar line of business as we conduct. However, there can be no assurance of this as 310 has not formulated a policy for the resolution of such conflicts.

 OUR OFFICERS AND DIRECTORS WORK FOR US ON A PART-TIME BASIS. AS A RESULT, WE MAY BE UNABLE TO DEVELOP OUR BUSINESS AND MANAGE OUR PUBLIC REPORTING REQUIREMENTS.

Our operations depend on the efforts of our officers and directors. Our officers and directors do not have experience related to public company management, nor experience as principal accounting officers. Because of this, we may be unable to offer and sell the shares in this offering and develop and manage our business. We cannot guarantee that we will be able to overcome any such obstacles.

CERTAIN NEVADA CORPORATION LAW PROVISIONS COULD PREVENT A POTENTIAL TAKEOVER, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.

THE COSTS AND EXPENSES OF SEC REPORTING AND COMPLIANCE MAY INHIBIT OUR OPERATIONS.

After the effectiveness of this registration statement, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The costs of complying with such requirements may be substantial. In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

YOU MAY NOT BE ABLE TO SELL YOUR SHARES IN OUR COMPANY BECAUSE THERE IS NO PUBLIC MARKET FOR OUR STOCK.

There is no public market for our common stock. Therefore, the current and potential market for our common stock is limited. To date, we have made no effort to obtain listing or quotation of our securities on a national stock exchange or association. We have not identified or approached any broker/dealers with regard to assisting us apply for such listing. We are unable to estimate when we expect to undertake this endeavor. In the absence of being listed on a national stock exchange or association, no market may ever be available for investors in our common stock to sell their shares. We cannot guarantee that a meaningful trading market will develop. If a market ever develops for our Common Stock, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control. In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

INVESTORS MAY HAVE DIFFICULTY LIQUIDATING THEIR INVESTMENT BECAUSE 310 STOCK IS SUBJECT TO PENNY STOCK REGULATION.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

A LARGE PERCENTAGE OF OUR ISSUED AND OUTSTANDING COMMON SHARES ARE RESTRICTED UNDER RULE 144 OF THE SECURITIES ACT, AS AMENDED. WHEN THE RESTRICTION ON THESE SHARES IS LIFTED, AND IF THE SHARES ARE SOLD IN THE OPEN MARKET, THE PRICE OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

A large number (40,250,000) of the presently outstanding shares of common stock (63,700,000), are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144, as amended, is an exemption that generally provides that a person who has satisfied a one year holding period for such restricted securities may sell, within any three month period (provided we are current in our reporting obligations under the Exchange Act) subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company’s outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale. We currently have one shareholder who owns all of the restricted shares or 63.19% of the aggregate shares of common stock. Thus, sales of shares by this individual, whether pursuant to Rule 144 or otherwise, may have an immediate negative effect upon the price of our common stock in any market that might develop.

Special Note Regarding Forward-Looking Statements

This filing contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this filing, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Item 2.  Description of Property

The Company uses the mailing address of 9903 Santa Monica Boulevard, Suite 406, Beverly Hills, California 90212 and has the availability to utilize office space at that location. The services provided by 310 better lend themselves to 310 representatives meeting potential clients at the potential client’s principal place of business for not only convenience of the potential client, but for 310 to better understand the business nature of the potential client. We believe that this arrangement is suitable and most cost-effective at this time. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Item 3. Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such.  I am not aware of any disputes involving the Company and the Company has no known claim, actions or inquiries from any federal, state or other government agency.  I know of no claims against the Company or any reputed claims against it at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders for the period ended December 31, 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not quoted on any exchange.

On January 5, 2007, we effected a forward stock split of seven for one, increasing our issued and outstanding to shares to 63,700,000.

Holders of Our Common Stock

As of March 31, 2007, the Company had 63,700,000 shares of $0.001 par value common stock issued and outstanding held by 25 shareholders of record. 310’s Transfer Agent is 1 st Global Stock Transfer, LLC, 7361 Prairie Falcon Road, Suite 110, Las Vegas, Nevada 89128, telephone number (702) 656-4919.

Dividend Policy

310 has never declared or paid any cash dividends on its common stock. For the foreseeable future, 310 intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including 310’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10−KSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to ”anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers and difficulties of hiring or retaining key personnel, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. In addition, you are urged to read this report in conjunction with the risk factors described herein.

This discussion and analysis of financial position and results of operation is prepared as at December 31, 2006. The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

Plan of Operations

310 Holdings, Inc. was incorporated in the State of Nevada on April 20, 2006. We are a startup company and have not yet realized any significant, consistent revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been or will be paid to affiliates of 310.

During the period from inception through December 31, 2006, we did not generate any revenues, and incurred a net loss of $1,500. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officers and directors believe that our cash on hand as of December 31, 2006 in the amount of $20,100 is sufficient to maintain our current minimal level of operations for the current calendar year. However, generating sales in the next 12 months is imperative for us to continue as a going concern. We believe that we will be required to generate a minimum of approximately $240,000 in revenues over the next 12 months in order for us to support ongoing operations. If we do not generate sufficient revenues to meet our expenses over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Since our incorporation, we have raised a total of $110,000 through private sales of our common equity. Additionally, a shareholder (Officer and Director) has advanced $141,600 to the Company. In May 2006, we issued 5,750,000 shares of our common stock to Nicole Wright, an officer and director, in exchange for cash in the amount of $20,000 and on March 2, 2006 we issued 350,000 shares of our common stock to Nevada Business Development Corporation for services in the amount of $350. Additionally, in August and September 2006, we sold an aggregate of 3,000,000 shares of our common stock to 26 unrelated third parties for cash proceeds of $90,000. We believe that the funds received in the private placement will be sufficient to satisfy our start-up and operating requirements for the next 12 months. The table below sets forth the anticipated use of the private placement funds:

	Amount	Amount	Estimated
	Allocated	Expended	Completion

General working capital	$15,000	None	Use as Needed
SEC Reporting Costs - 2007	$10,000	None	Use as Needed
Web Site Development	$5,000	None	Use as needed
Advertising	$15,000	None	Use as Needed
Marketing - General	$35,000	None	Use as needed
Employees-General Staff	$10,000	None	Use as needed

Our management believes that establishing our brand name is imperative to our ability to continue as a going concern. Establishing a personal local presence is critical to reaching a broad consumer base, including web based contacts. We intend to develop a comprehensive website to offer information about our company and provide contact information. We will update the website as time and financial assets allow. The website will be primarily for contact information and some general information about the company. It will serve as our secondary method of generating service contracts.

We have allocated $50,000 of the proceeds raised in the private placement to finance our marketing and advertising activities. We have not sought to implement any significant marketing scheme and consequently have no marketing or sales initiatives or arrangements in development or effect.

We expect to incur approximately $10,000 in expenses related to being a public reporting company. Although, our officers and director have no specific experience managing a public company, we believe these funds will be sufficient to maintain our status as a reporting company with the SEC.

We have budgeted $19,000 as general working capital for non-specific uses. These funds have not been expended.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and director appear sufficient at this time. However, the possibility does exist that administrative staff and services may be required. Consequently $10,000 was allocated for such support.

In addition, Ms. Wright believes that one benefit of being a public company is the access to capital markets. We believe that if additional funds are required to finance our continuing operations, we may be able to obtain more capital by pursuing an offering of equity or debt securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

We do not expect to incur any significant research and development costs.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our director. Additionally, we believe that this fact shall not materially change.

We do not intend to engage in a merger with, or effect an acquisition of, another company in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

Independent Auditors' Report	F-1

Consolidated Statements of Operations for the year ended December 31, 2006	F-3

Consolidated Statement of Cash Flows for the years ended December 31, 2006	F-5

Consolidated Balance Sheets as of December 31, 2006	F-2

Notes to Consolidated Financial Statements	F-6-F-8

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
310 Holdings, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of 310 Holdings, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the period from inception on April 20, 2006 through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 310 Holdings, Inc. (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the period from inception on April 20, 2006 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Moore & Associates Chartered
Moore & Associates Chartered
Las Vegas, Nevada
February 1, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

310 HOLDINGS, INC
Balance Sheet
(A Development Stage Company)

December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$250,090
Total Current Assets	250,090
TOTAL ASSETS	$250,090

December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,500
Shareholder advances	141,600
Total Current Liabilities	146,100
LONG-TERM LIABILITIES	-
Total Liabilities	146,100
STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value, 5,000,000 shares
authorized: no shares issued and outstanding	-
Common stock: $0.001 par value, 70,000,000 shares
authorized; 9,100,000 shares issued and outstanding	9,100
Additional paid-in capital	96,400
Accumulated deficit	(1,510)
Total Stockholders’ Equity	103,990
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$250,090

310 HOLDINGS, INC
Statement of Operations
(A Development Stage Company)

From Inception on April 20, 2006 through December 31, 2006
REVENUE	$-

EXPENSES	1,510

LOSS FROM OPERATIONS	(1,510)

INCOME TAX EXPENSE	-

NET LOSS	$(1,510)

BASIC LOSS PER SHARE
Loss per share	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,100,000

310 HOLDINGS, INC
Statement of Stockholders’ Equity
(A Development Stage Company)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, April 20, 2006	-	$-	$-	$-

Common shares issued for cash at
$0.003 per share	5,750,000	5,750	14,250	-

Common shares issued for stock
offering costs at $0.003 per share	350,000	350	867	-

Common shares issued for cash at
$0.03 per share	3,000,000	3,000	87,000	-

Stock offering costs paid	-	-	(5,717)	-

Net loss for the period ended
December 31, 2006	-	-	-	(1,510)

Balance, December 31, 2006	9,100,000	$9,100	$96,400	$(1,510)

310 HOLDINGS, INC
Statement of Cash Flows
(A Development Stage Company)

From Inception on April 20, 2006 through December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,510)
Adjustments to reconcile net loss to net cash used
by operating activities:	-

Changes in operating assets and liabilities:
Increase in shareholder advances	141,600
Increase in accounts payable	4,500

Net Cash Used by Operating Activities	144,590

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES

Stock offering costs	(4,500)
Common stock issued for cash	110,000

Net Cash Provided by Financing Activities	105,500

NET CHANGE IN CASH	250,090

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$250,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Interest paid	$-
Income taxes paid	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Stock offering costs paid in common stock	$1,217

310 HOLDINGS, INC
Notes to the Financial Statements
December 31, 2006

NOTE 1 - NATURE OF ORGANIZATION

a. Organization and Business Activities

The Company was incorporated under the laws of the State of Nevada on April 20, 2006 with a principal business objective of investing in and developing all types of businesses related to the music entertainment industry. The Company has not realized significant revenues to date and therefore classified as a development stage company.

b. Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 years. Depreciation is computed using the straight-line method when the assets are placed in service.

c. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

d. Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

e. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f. Revenue Recognition

The Company recognizes when products are fully delivered or services have been provided and collection is reasonably assured.

g. Organization Costs

The Company has expensed the costs of its incorporation.

h. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

i. Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At December 31, 2006, the Company’s bank deposits exceeded the insured amounts by $150,090.

j. Basic Loss Per Share

The Computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

From inception on April 20, 2006 Through December 31, 2006

Loss (numerator)	$(1,510)
Shares (denominator)	6,100,000
Per share amount	$(0.00)

k. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2006:

2006

Deferred tax assets:
NOL Carryover	$589

Deferred tax liabilities:	-

Valuation allowance	(589)

Net deferred tax asset	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended December 31, 2006 due to the following:

2006

Book Income	$(589)
Valuation allowance	589
$-

Income Taxes (continued)

At December 31, 2006, the Company had net operating loss carryforwards of approximately $1,500 that may be offset against future taxable income through 2026. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include of investing in and developing all types of businesses related to the entertainment industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENT

On January 5, 2007, the Company effected a forward stock split of seven for one, increasing their issued and outstanding to shares to 63,700,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2006 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding the executive officers and directors of 310 as of the date of this Prospectus:

Name and Address	Age	Position

Nicole Wright c/o 310 Holdings, Inc.	57	President, Secretary, Treasurer and Director
9903 Santa Monica Boulevard Suite 406 Beverly Hills, California 90212

Les Barber c/o 310 Holdings, Inc.	59	Senior Vice President
9903 Santa Monica Boulevard Suite 406 Beverly Hills, California 90212

Nicole Wright - President, Treasurer, Secretary, and Director - Ms. Wright has over twenty years of experience in the financial services industry, Ms. Wright has achieved considerable corporate education and experience. Initially in the position of a licensed stockbroker, she worked with several major brokerage firms, including Merrill Lynch and Prudential Securities. While employed by the major San Francisco Investment Banking firm of Hambrecht and Quist, Ms. Wright gained valuable experience in start up companies, the execution of business plans and the process of taking companies public. While spending the past 7 years as President of her own Business Development Consulting company, she has been continually involved in business activities such as assisting publicly traded companies in a variety of investment banking activities, e.g. corporate management development, marketing and stock promotion, and raising capital.

Les Barger - Senior vice President - Mr. Barber has more than 30 years experience in the entertainment industry. As a former entertainer, Mr. Barber has comprehensive practical experience that includes working as a booking agent, media liaison, corporate travel planner, and movie script consultant. Prior work experience includes 15 years in the music business working with labels including Electra, Folkways, Paragon, Polygram, Gramaphone, Chess, Stay and Epic. The artists he has worked with includes The Doors, Brad, Judy Collins, The Stooges, and Neil diamond. Mr. Barber also spent five years as an advertising and marketing manager for a franchise group in charge of booking all media and making commercials for radio and television. His current experience in capital markets including public company investor relations for the entertainment industry will be a vital asset enhancing the company’s network with his many contacts throughout the industry.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolutions of such conflicts.

Board of Directors Committees and Other Information

310 Holdings, Inc.’s sole director was elected by the stockholders to a term of one (1) year and serves until a successor is elected and qualified. The officers were appointed by the Board of Directors to a term of one (1) year and serve until successor(s) are duly elected and qualified, or until removed from office. The Board of Directors is not composed of any nominating, auditing or compensation committees.

The Board of Directors currently has no committees. As and when required by law, it will establish Audit Committee and a Compensation Committee. The Audit Committee will oversee the actions taken by our independent auditors and review our internal financial and accounting controls and policies. The Compensation Committee will be responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and will administer our incentive compensation and benefit plans, subject to full board approval.

The functions of the Audit Committee and the Compensation Committee are currently performed by the Board of Directors.

Director Compensation

Our Director is not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of reasonable out-of-pocket expenses. We have not formal or informal arrangements or agreements to compensate Directors for services provided as a director of our company.

Changes in Control

We are not aware of any arrangements, which may result in a change in control of the Company.

Indemnification of Officers and Directors

As permitted by Nevada law, our Articles of Incorporation provide that we will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

ITEM 10.  Executive Compensation.

Summary Compensation Table

The following table shows the compensation paid over the past three fiscal years with respect to our “named executive officers” as that term is defined by the under the Securities and Exchange Act of 1934.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Nicole Wright	2006	-	-	-	-	-	-	-
President, Secretary, Director	2007	-	-	-	-	-	-	-

Les Barber	2006	-	-	-	-	-	-	-
Executive Vice President	2007	-	-	-	-	-	-	-

There are no existing or planned option/SAR grants.

Employment Agreements

310 is not a party to any employment agreements.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A copy of our code of ethics is with this Form 10-KSB.

Options/SAR Grants in Last Fiscal Year

None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2006 with respect to the beneficial ownership of 310 Holdings, Inc.’s common stock by all persons known by 310 to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to 310’s knowledge, either sole or majority voting and investment power. The numbers below reflect the issued and outstanding shares of common stock following the forward stock split effective January 5, 2006.

			Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Before Offering	After Offering (3)

Common	Nicole Wright, President, Secretary, Treasurer	40250,000	94.26%	63.19%

	Les Barber, Executive Vice-President	0	0.00%	0.00%

	All Directors and Officers as a group (2 people)	40,250,000	94.26%	63.19%

Notes:
(1) The address for Nicole Wright and Les Barber is c/o 310, 9903 Santa Monica Boulevard, Suite 406, Beverly Hills, California 90212.
(2) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In May 2, 2006, 310 issued 5,750,000 shares of $0.001 par value common stock to Nicole Wright, an officer and director, in exchange for cash in the amount of $20,000.

ITEMS 13 EXHIBITS

The financial statements required by this Part F/S are contained under the sections “310 Holdings, Inc. Index to Financial Statements” of the Registration Statement. The aforementioned financial statements are incorporated herein by reference.

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

14.1	Code of Ethics (2)

31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

32.1	Section 1350 Certification of the Chief Executive Officer(2)

32.2	Section 1350 Certification of the Chief Financial Officer (2)

(1) Incorporated by reference to the Form. SB2 filed with the Securities and Exchange Commission on December 11, 2006.

(2) Filed herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moore & Associates Chartered has audited the Company's financial statements annually for December 31, 2006. Fees related to services performed by Moore & Associates Chartered in 2006 were as follows:

2006
Audit Fees (1)	$2,500

Audit-Related Fees	-0-
Tax Fees (2)	-0-
All Other Fees (3)	-0-

Total	$2,500

 (1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2) Tax fees principally included tax advice, tax planning and tax return preparation.

(3) Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2005 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2006 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

INDEX TO EXHIBITS

The Exhibits listed below are filed as part of this Registration Statement.

Exhibits

14.1	Code of Ethics

31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

31.3	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form SB-2 and authorized this registration statement to be signed on its behalf by the undersigned, on the 2nd day of April, 2007.

By:	/s/ Nicole Wright
Nicole Wright
President, CEO, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date
Nicole Wright	President, Chief Executive Officer, Chief Financial Officer, Director	April 2, 2007