Form 10QSB
period 2007-03-31
310 HOLDINGS, INC.
filed 2007-05-21
CIK 1381105

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

310 HOLDINGS, INC.
(Name of Registrant as specified in its charter)

Nevada	20-4924000
(State or other jurisdiction of	(I.R.S. Employer
incorporation or jurisdiction)	Identification Number)

9903 Santa Monica Boulevard, Suite 406
 Beverly Hills, California 90212
 (Address of principal executive offices)

Copies of communications to:

JOSEPH I. EMAS
1224 WASHINGTON AVENUE
MIAMI BEACH, FLORIDA 33139
TELEPHONE NO.: (305) 531-1174
FACSIMILE NO.: (305) 531-1274

Registrant’s telephone number, including area code: (310) 882-5568

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 63,700,000 shares of Common Stock as of May 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

310 HOLDINGS, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet	3

	Statements of Operations	4

	Statements of Stockholders' Equity	5

	Statements of Cash Flows	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 12

Item 3.	Control and Procedures	13

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Securities and Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

PART I FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS
310 Holdings, Inc.
(a Development Stage Company)
Balance Sheet
(Unaudited)
March 31, 2007
Assets

Current Assets
Cash and cash equivalents	$250,090
Total current assets	250,090

TOTAL ASSETS	$250,090

Liabilities and Stockholders' Equity

Current Liabilities
Shareholder advances	$148,600
Total current liabilities	148,600

Stockholders' Equity
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock: $0.001 par value; 70,000,000 shares authorized: 63,700,000 shares issued and outstanding	63,700
Additional paid in capital	41,800
Accumulated deficit	(4,010)
Total stockholders' equity	101,490

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$250,090

The accompanying notes are an integral part of these financial statements

310 Holdings, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	From Inception April 20, 2006 Through March 31, 2007

Revenues, net	$-	$-	$-
Cost of Sales	-	-	-
Gross Margin	-	-	-

Operating Expenses
General and administrative	2,500	-	4,010
Total Operating Expenses	2,500	-	4,010

Net Loss	$(2,500)	$-	$(4,010)

Basic Loss per Share	$(0.00)	$0.00
Weighted Average Shares Outstanding	63,700,000	-

The accompanying notes are an integral part of these financial statements

310 Holdings, Inc.
(a Development Stage Company)
Statements of Stockholders' Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 20, 2006	-	$-	-	$-	$-	$-	$-

Common stock issued for cash at $0.003 per share	-	-	40,250,000	40,250	(20,250)	-	20,000
Common stock issued for stock offering costs at $0.003 per share	-	-	2,450,000	2,450	(1,233)	-	1,217
Common stock issued for cash at $0.03 per share	-	-	21,000,000	21,000	69,000	-	90,000
Stock offering costs	-	-	-	-	(5,717)	-	(5,717)
Net loss for the year ended September 30, 2006	-	-	-	-	-	(1,510)	(1,510)

Balance, September 30, 2006	-	-	63,700,000	63,700	41,800	(1,510)	103,990
Net loss for the three months ended March 31, 2007	-	-	-	-	-	(2,500)	(2,500)

Balance, March 31, 2007	-	$-	63,700,000	$63,700	$41,800	$(4,010)	$101,490

The accompanying notes are an integral part of these financial statements

310 Holdings, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	From Inception April 20, 2006 Through March 31, 2007
Cash Flows from Operating Activities:
Net Loss	$(2,500)	$-	$(4,010)
Adjustments to reconcile to cash flows
from operating activities:
Depreciation	-	-	-
Changes in Operating Assets and Liabilities:
Increase (decrease) in shareholder advances	2,500		148,600
Net Cash Used In Operating Activities	-	-	144,590

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	-
Net Cash Used In Investing Activities	-	-	-

Cash Flows from Financing Activities:
Payment of stock offering costs	-	-	(4,500)
Proceeds from sale of common stock	-	-	110,000
Net Cash Provided by Financing Activities	-	-	105,500

Net Increase (Decrease) in Cash and Cash Equivalents	-	-	250,090
Cash and Cash Equivalents at Beginning of Period	250,090	-	-
Cash and Cash Equivalents at End of Period	$250,090	$-	$250,090

The accompanying notes are an integral part of these financial statements

310 HOLDINGS, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SIGNIFICANT EVENTS

On January 10, 2007, the Company completed a 7 for 1 forward split of its common stock. The forward stock split is reflected in the financial statements on a retroactive basis.

ITEM II. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Business

310 Holdings, Inc. was incorporated in the State of Nevada on April 20, 2006. We are a startup company and have not yet realized any significant, consistent revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been or will be paid to affiliates of 310.

310 Holdings, Inc. is a developmental stage Nevada Corporation that is focused on providing strategic growth direction to companies in the entertainment industry with specific emphasis on film and music distribution as well as high-end clothing line companies. Based on the comprehensive due diligence performed by the advisory board, the executive committee will select companies that have a proven track record and a realistic but aggressive business model for inclusion into the 310 portfolio. Executive oversight recommendations will then be drafted and resources committed including, but not limited to financing, franchising options, synergistic joint venture introductions, and distribution network expansion opportunities. This direction will position each company to maximize their potential and realize optimal financial returns from multiple profit centers.

Management are considering potential portfolio candidates that will be subjected to a rigorous due diligence process to validate the integrity of their business model. The process includes intensive background checks on all personnel, extensive examination of their financial structure and income statements and formulas will calculate equity-financing requirements. 310 Holding’s qualified advisory board of Certified Financial Analysts, CPA’s, and top SEC attorneys will conduct this analysis and the information will be provided to the executive committee. If the target company meets the strict criteria and approval is unanimous by the executive committee, 310 Holdings will then proceed with an equitable offer and commit to a strategy that will help the company meet their goals.

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

310 Holdings, Inc. is currently rigorously investigating other opportunities with exceptional potential including an internationally recognized swimwear company, an adult DVD entertainment company, and a successful internet company.

Plan of Operations

During the period from inception through March 31, 2007, we did not generate any revenues, and incurred a net loss of $4,010. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officers and directors believe that our cash on hand as of March 31, 2007 in the amount of $250,090 is sufficient to maintain our current minimal level of operations for the current calendar year. However, generating sales in the next 12 months is imperative for us to continue as a going concern. We believe that we will be required to generate a minimum of approximately $240,000 in revenues over the next 12 months in order for us to support ongoing operations. If we do not generate sufficient revenues to meet our expenses over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

	Amount Allocated	Amount Expended	Estimated Completion

General working capital	$15,000	None	Use as Needed
SEC Reporting Costs - 2007	$10,000	None	Use as Needed
Web Site Development	$5,000	None	Use as needed
Advertising	$15,000	None	Use as Needed
Marketing - General	$35,000	None	Use as needed
Employees-General Staff	$10,000	None	Use as needed

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any pending or threatened litigation.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

There were no changes in securities or purchase or sales of securities during the period ended March 31, 2007.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended March 31, 2007.

Item 5. Other Information:

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 21, 2007

By:	/s/ Nicole Wright
Nicole Wright
President, CEO, Director

By:	/s/ Nicole Wright
Nicole Wright
Chief Financial Officer