Form 10KSB/A
period 2006-12-31
310 HOLDINGS, INC.
filed 2007-06-20
CIK 1381105

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Copies of communications to:

JOSEPH I. EMAS
1224 WASHINGTON AVENUE
MIAMI BEACH, FLORIDA 33139
TELEPHONE NO.: (305) 531-1174
FACSIMILE NO.: (305) 531-1274

Registrant’s telephone number, including area code: (310) 882-5568

Securities to be registered under Section 12(b) of the Act:  None

Securities to be registered under Section 12(g) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
Common stock, par value $.0001	“Pink Sheets”

(Title of class)Check whether the issuer is not required to file reports 9 pursuant to Section 13 or 15(d) of the Exchange Act.

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
☒ Yes ☐  No

State Registrant's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $0.03, the price at which the common equity was sold in the September, 2006 private placement: $90.000.

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

65,100,000 issued and outstanding as of March 31, 2007 (after the forward stock split of seven for one, effective January 5, 2007)

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (Check one): : No☒ Yes ☐

EXPLANATORY NOTE

This Amended Annual Report on Form 10-KSB/A is being filed for the following purpose: Upon reviewing Rule 12b-2 of the Exchange Act and in SEC Release 33-8587, management determined that 310 Holdings, Inc., at the time of this report, would fall under the broad classification as a shell company and revised the recital to this filing to reflect this adjustment. Based on current progress of implementing our business plan, management anticipates that this classification will no longer apply in the second quarter report.

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-KSB/A and authorized this registration statement to be signed on its behalf by the undersigned, on the 20th day of June, 2007.

/s/ Nicole Wright
By: Nicole Wright
President, CEO, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date

Nicole Wright	President, Chief Executive Officer, Chief Financial Officer, Director	June 20, 2007