Form 10QSB/A
period 2007-03-31
310 HOLDINGS, INC.
filed 2007-06-20
CIK 1381105

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ____________

310 HOLDINGS, INC.
(Name of Registrant as specified in its charter)

Nevada	20-4924000
(State or other jurisdiction of	(I.R.S. Employer
incorporation or jurisdiction)	Identification Number)

9903 Santa Monica Boulevard, Suite 406
 Beverly Hills, California 90212
 (Address of principal executive offices)

Copies of communications to:

JOSEPH I. EMAS
1224 WASHINGTON AVENUE
MIAMI BEACH, FLORIDA 33139
TELEPHONE NO.: (305) 531-1174
FACSIMILE NO.: (305) 531-1274

Registrant’s telephone number, including area code: (310) 882-5568

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 63,700,000 shares of Common Stock as of May 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amended Annual Report on Form 10-QSB/A is being filed for the following purpose: Upon reviewing Rule 12b-2 of the Exchange Act and in SEC Release 33-8587, management determined that 310 Holdings, Inc., at the time of this report, would fall under the broad classification as a shell company and revised the recital to this filing to reflect this adjustment. Based on current progress of implementing our business plan, management anticipates that this classification will no longer apply in the second quarter report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 20, 2007

/s/ Nicole Wright
By: Nicole Wright
President, CEO, Director

/s/ Nicole Wright
By: Nicole Wright
Chief Financial Officer