Form 10QSB
period 2007-06-30
310 HOLDINGS, INC.
filed 2007-08-20
CIK 1381105

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 63,700,000 shares of Common Stock as of August 20, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

310 HOLDINGS, INC.
INDEX TO FORM 10-QSB FILING
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Consolidated Condensed Balance Sheet As of June 30, 2007
Consolidated Condensed Statements of Operations For the Three and Six ended June 30, 2007 and 2006
Consolidated Condensed Statements of Cash Flows For the Six months ended June 30, 2007 and 2006

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3. Control and Procedures	10

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 2. Unregistered Sales of Securities and Use of Proceeds	11

Item 3. Defaults upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	11

PART I	FINANCIAL INFORMATION

ITEM I	FINANCIAL STATEMENTS

INSERT EXCEL Financial Statements

310 HOLDINGS, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full years.

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

PART I

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

This discussion and analysis of financial position and results of operation is prepared as at June 30, 2007. The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

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

Plan of Operations

During the period from inception through June 30, 2007, we did not generate any revenues, and incurred a net loss of $16,340. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officers and directors believe that our cash and cash equivalents on hand as of June 30, 2007 in the amount of $274,090 is sufficient to maintain our current minimal level of operations for the current calendar year. However, generating sales in the next 12 months is imperative for us to continue as a going concern. We believe that we will be required to generate a minimum of approximately $240,000 in revenues over the next 12 months in order for us to support ongoing operations. If we do not generate sufficient revenues to meet our expenses over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Since our incorporation, we have raised a total of $110,000 through private sales of our common equity. Additionally, a shareholder (Officer and Director) has advanced $148,600 to the Company. In May 2006, we issued 5,750,000 shares of our common stock to Nicole Wright, an officer and director, in exchange for cash in the amount of $20,000 and on March 2, 2006 we issued 350,000 shares of our common stock to Nevada Business Development Corporation for services in the amount of $350. Additionally, in August and September 2006, we sold an aggregate of 3,000,000 shares of our common stock to 26 unrelated third parties for cash proceeds of $90,000. We believe that the funds received in the private placement will be sufficient to satisfy our start-up and operating requirements for the next 12 months. The table below sets forth the anticipated use of the private placement funds:

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not aware of any pending or threatened litigation.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

There were no changes in securities or purchase or sales of securities during the period ended June 30, 2007.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended June 30, 2007.

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

August 20, 2007

By:	/s/ Nicole Wright
Nicole Wright President, CEO, Director

By:	/s/ Nicole Wright
Nicole Wright Chief Financial Officer