Form 10QSB/A
period 2007-06-30
310 HOLDINGS, INC.
filed 2007-10-26
CIK 1381105

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

EXPLANATORY NOTE

This Amended Annual Report on Form 10-QSB/A is being filed for the following purpose: Due to a Scribner's error, the financial statements were inadvertently missing from the filing. All other disclosures in the filing remain unchanged.

310 HOLDINGS, INC.
INDEX TO FORM 10-QSB FILING
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

PART I	FINANCIAL INFORMATION

ITEM I	FINANCIAL STATEMENTS

310 Holdings, Inc.
(a Development Stage Company)
Balance Sheet
(Unaudited)

June 30,
Assets	2007

Current Assets
Cash and cash equivalents	$274,090
Total current assets	274,090

TOTAL ASSETS	$274,090

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$3,650
Shareholder advances	148,600
Total current liabilities	152,250

Stockholders' Equity
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock: $0.001 par value; 70,000,000 shares authorized: 63,700,000 shares issued and outstanding	63,700
Additional paid in capital	41,800
Retained earnings	16,340
Total stockholders' equity	121,840

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$274,090

The accompanying notes are an integral part of these financial statements

310 Holdings, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)
				From Inception	From Inception
	For the Three	For the Three	For the Six	April 20, 2006	April 20, 2006
	Months Ended	Months Ended	Months Ended	Through	Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Revenues, net	$24,000	$-	$24,000	$-	$24,000
Cost of Sales	-	-	-	-	-
Gross Margin	24,000	-	24,000	-	24,000

Operating Expenses
General and administrative	500	-	3,000	-	4,510
Total Operating Expenses	500	-	3,000	-	4,510

Net Income (Loss) Before Taxes	23,500	-	21,000	-	19,490
Income Tax Expense	3,150	-	3,150	-	3,150

Net Income (Loss)	$20,350	$-	$17,850	$-	$16,340

Basic Income (Loss) per Share	$0.00	$0.00	$0.00	$0.00
Weighted Average Shares Outstanding	63,700,000	63,700,000	63,700,000	63,700,000

The accompanying notes are an integral part of these financial statements

310 Holdings, Inc.
(a Development Stage Company)
Statements of Stockholders' Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, April 20, 2006	-	$-	-	$-	$-	$-	$-

Common stock issued for cash at $0.003 per share	-	-	40,250,000	40,250	(20,250)	-	20,000
Common stock issued for stock offering costs at $0.003 per share	-	-	2,450,000	2,450	(1,233)	-	1,217
Common stock issued for cash at $0.03 per share	-	-	21,000,000	21,000	69,000	-	90,000
Stock offering costs	-	-	-	-	(5,717)	-	(5,717)
Net loss for the year ended December 31, 2006	-	-	-	-	-	(1,510)	(1,510)

Balance, December 31, 2006	-	-	63,700,000	63,700	41,800	(1,510)	103,990
Net income for the six months ended June 30, 2007	-	-	-	-	-	17,850	17,850

Balance, June 30, 2007	-	$-	63,700,000	$63,700	$41,800	$16,340	$121,840

The accompanying notes are an integral part of these financial statements

310 Holdings, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

		From Inception	From Inception
	For the Six	April 20, 2006	April 20, 2006
	Months Ended	Through	Through
	June 30, 2007	June 30, 2006	June 30, 2007
Cash Flows from Operating Activities:
Net Loss	$17,850	$-	$16,340
Adjustments to reconcile to cash flows
from operating activities:
Depreciation	-	-	-
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable
and accrued expenses	3,650	-	3,650
Increase (decrease) in shareholder advances	2,500	20,100	148,600
Net Cash Used In Operating Activities	24,000	20,100	168,590

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	-
Net Cash Used In Investing Activities	-	-	-

Cash Flows from Financing Activities:
Payment of stock offering costs	-	-	(4,500)
Proceeds from sale of common stock	-	-	110,000
Net Cash Provided by Financing Activities	-	-	105,500

Net Increase (Decrease) in Cash and Cash Equivalents	24,000	20,100	274,090
Cash and Cash Equivalents at Beginning of Period	250,090	-	-
Cash and Cash Equivalents at End of Period	$274,090	$20,100	$274,090

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