Form 10QSB
period 2007-09-30
310 HOLDINGS, INC.
filed 2007-11-14
CIK 1381105

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 63,700,000 shares of Common Stock as of November 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

310 HOLDINGS, INC.
INDEX TO FORM 10-QSB FILING
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheet As of September 30, 2007	3
Consolidated Condensed Statements of Operations For the Three and Nine ended September 30, 2007 and 2006	4
Consolidated Condensed Statements of Cash Flows For the Nine months ended September 30, 2007 and 2006	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Item 3. Control and Procedures.	12

PART II OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Securities and Use of Proceeds	13

Item 3. Defaults upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

PART I FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

310 HOLDINGS, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$273,190	$250,090

Total Current Assets	273,190	250,090

TOTAL ASSETS	$273,190	$250,090

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,940	$4,500
Shareholder advances	148,600	141,600

Total Current Liabilities	152,540	146,100

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares authorized; 63,700,000 and 63,700,000 shares issued and outstanding, respectively	63,700	63,700
Additional paid-in capital	41,800	41,800
Accumulated deficit	15,150	(1,510)

Total Stockholders' Equity (Deficit)	120,650	103,990

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$273,190	$250,090

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the Three		For the Nine		on April 20,
	Months Ended		Months Ended		2006 Through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$24,000	$-	$24,000

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	24,000	-	24,000

EXPENSES

General and administrative	1,400	1,510	4,400	1,510	5,910

Total Expenses	1,400	1,510	4,400	1,510	5,910

OPERATING LOSS	(1,400)	(1,510)	19,600	(1,510)	18,090

INCOME TAX (EXPENSE) BENEFIT	210	-	(2,940)	-	(2,940)

NET LOSS	$(1,190)	$(1,510)	$16,660	$(1,510)	$15,150

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	63,700,000	63,700,000	63,700,000	63,700,000

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, April 20, 2006	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	40,250,000	40,250	(20,250)	-	20,000

Common stock issued for stock offering costs at $0.001 per share	2,450,000	2,450	(1,233)	-	1,217

Common stock issued for cash at $0.004 per share	21,000,000	21,000	69,000	-	90,000

Stock offering costs paid	-	-	(5,717)	-	(5,717)

Net income (loss) for the year ended December 31, 2006	-	-	-	(1,510)	(1,510)

Balance, December 31, 2006	63,700,000	63,700	41,800	(1,510)	103,990

Net income (loss) for the nine months ended September 30, 2007	-	-	-	16,660	16,660

Balance, September 30, 2007	63,700,000	$63,700	$41,800	$15,150	$120,650

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
	For the Nine		on April 20,
	Months Ended		2006 Through
	September 30,		September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$16,660	$(1,510)	$15,150
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in shareholder advances	7,000	141,600	148,600
Increase (decrease) in additional paid-in capital	(54,600)	-	(54,600)
Increase (decrease) in accounts payable	(560)	4,500	3,940

Net Cash Used by Operating Activities	(31,500)	144,590	113,090

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Stock offering costs	-	(4,500)	(4,500)
Common stock issued for cash	54,600	110,000	164,600

Net Cash Provided by Financing Activities	54,600	105,500	160,100

NET DECREASE IN CASH	23,100	250,090	273,190

CASH AT BEGINNING OF PERIOD	250,090	-	-

CASH AT END OF PERIOD	$273,190	$250,090	$273,190

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT EVENTS

On January 10, 2007, the Company completed a 7 for 1 forward split of its common stock. The forward stock split is reflected in the financial statements on a retroactive basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Plan of Operations

During the period from inception through September 30, 2007, we did not generate any revenues, and incurred a net loss of $15,150. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officers and directors believe that our cash and cash equivalents on hand as of September 30, 2007 in the amount of $273,190 is sufficient to maintain our current minimal level of operations for the current calendar year. However, generating sales in the next 12 months is imperative for us to continue as a going concern. We believe that we will be required to generate a minimum of approximately $240,000 in revenues over the next 12 months in order for us to support ongoing operations. If we do not generate sufficient revenues to meet our expenses over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

	Amount	Amount	Estimated
	Allocated	Expended	Completion

General working capital	$15,000	None	Use as Needed
SEC Reporting Costs – 2007	$10,000	None	Use as Needed
Web Site Development	$5,000	None	Use as needed
Advertising	$15,000	None	Use as Needed
Marketing – General	$35,000	None	Use as needed
Employees-General Staff	$10,000	None	Use as needed

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)  Changes in Internal Control over Financial Reporting

During the Quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material currently pending legal proceedings to which the Company is a party and, to the Company's knowledge, no proceedings are contemplated against the Company.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

There were no changes in securities or purchase or sales of securities during the period ended September 30, 2007.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended September 30, 2007.

Item 5. Other Information:

There is no information with respect to which information is not otherwise called for by this form.

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

November 14, 2007

/s/ Nicole Wright
By: Nicole Wright
President, CEO, Director

/s/ Nicole Wright
By: Nicole Wright
Chief Financial Officer