Form 10KSB
period 2007-12-31
310 HOLDINGS, INC.
filed 2008-03-25
CIK 1381105

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2007

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

Copies of communications to:

JOSEPH I. EMAS
1224 WASHINGTON AVENUE
MIAMI BEACH, FLORIDA 33139
TELEPHONE NO.: (305) 531-1174
FACSIMILE NO.: (305) 531-1274

Registrant’s telephone number, including area code: (310)491-9641

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

Common stock, par value $.001	“Over the Counter Bulletin Board”

(Title of class)Check whether the issuer is not required to file reports 9 pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days
☒ Yes ☐ No

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

State Registrant's revenues for its most recent fiscal year: $24,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.27, the price at which the common equity was sold on the Over The Counter Bulletin Board on March 25, 2008: $6,331,500.

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

63,700,000 issued and outstanding as of March 25, 2008 .

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

PART I

Item 1. BUSINESS

Business Development

310 Holdings, Inc. (“310” or the “Company”) is a development stage corporation that is focused on providing growth and development strategies to companies in the entertainment industry with a specific emphasis on film and music distribution as well as high-end clothing line companies. Based on the comprehensive due diligence performed by the advisory board, the executive committee will select companies that have a proven track record and a realistic, but aggressive business model for inclusion into the 310 portfolio. Once selected, the 310 will draft executive oversight recommendations and commit resources including, but not limited to, financing, franchising options, synergistic joint venture introductions, and distribution network expansion opportunities. This procedure will position each company to maximize their potential and realize optimal financial returns from multiple profit centers.

We are developing 310 to become fully operational. In order to generate revenues, we must address the following areas:

1. Business Development

Potential portfolio candidates will be subjected to a rigorous due diligence process to validate the integrity of their business model. The process includes intensive background checks on all personnel, extensive examination of their financial structure and income statements and formulas will calculate equity-financing requirements. 310 Holding’s qualified advisory board of Certified Financial Analysts, CPA’s, and top SEC attorneys will conduct this analysis and the information will be provided to the executive committee. If the target company meets the strict criteria and gains unanimous approval by the executive committee, 310 Holdings will then proceed with an equitable offer and commit to a strategy that will help the company meet their goals.

On June 13, 2007, 310 announced the formation of Bang! Bang! Entertainment, Inc. a fresh label geared to become a dominant player in the music industry. Bang! Bang! Entertainment, Inc. seeks to develop chart-topping artists across a wide range of musical genres, including rock, rap, pop and alternative.

Bang Bang! Entertainment, Inc. (BBE) is currently forging relationships with exciting new talent covering a variety of music genres including rock, rap, pop and alternative music. Bang! Bang! Entertainment will distinguish itself through the commitment it will undertake with each of its artists. Contrasting the typical scenario in which a record company spends more money producing the music than they do in its marketing and promotion, BBE will utilize a stable of experienced and resourceful producers to ensure the highest quality product within established production budgets. This, in conjunction with the guidance of 310 Holdings, Inc. and its proven record of industry achievement, will stage broad-reaching marketing campaigns that will guarantee market success for its artists.

As BBE moves forward with this new venture, Bang! Bang! Entertainment, Inc. will seek out unique and compelling artists whose musical talent will appeal to a wide global audience. The company will identify, develop and pursue all traditional, as well as new, avenues to achieve major success.

2. Develop and Implement a Marketing Plan:

310 Holdings will market itself to the entertainment industry and high-end clothing manufacturers worldwide. Along with their astute capacity to identify quality candidates, the executive committee and advisory team are highly experienced in domestic and international distribution and marketing. Due to the impressive and comprehensive roster of stars our executive committee has worked with over the years, 310 Holdings will have the advantage and benefit of its executives’ stature and all their connective networks within the industries. Based upon the reputations and industry connections possessed by all 310 Holdings team members, and once corporate operations have fully commenced, it is anticipated that the company will receive inquiries from all over the world requesting assistance and services.

Since our inception on April 20, 2006, we have not generated any revenues and have incurred a cumulative net loss of $1,510. We believe that the $90,000 in funds that was received from unregistered sales of our common equity is sufficient to finance our efforts to become fully operational and carry us through the end of the current calendar year. The capital raised has been budgeted to establish our infrastructure and to become a fully reporting company. We believe that the recurring revenues from sales of services will be sufficient to support ongoing operations. Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from sales of merchandise will be adequate to maintain our business.

We currently have two officers and one director. These individuals devote time to us on a part-time basis.

As of December 31, 2007, the Company had 63,700,000 shares of $0.001 par value common stock issued and outstanding held by 25 shareholders of record.

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

Among entertainment industries, and film and music distribution companies, 310 Holdings has a distinct advantage due to the positioning of its executive team. Its superior network in mass media promotion and retail marketing will differentiate 310 Holdings. Due to its extensive executive and mid-level professional team, 310 Holdings will have a strong advantage over the majority of other similar support and services companies for the entertainment industry.

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

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF 310 FAILS TO FULLY IMPLEMENT ITS BUSINESS PLAN.

310 Holdings, Inc. was formed in Nevada on April 20, 2006. 310 has no significant demonstrable operations record upon which you can evaluate the business and its prospects. To date, we have not generated any significant revenues and may incur losses in the foreseeable future. 310’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition. 310 cannot guarantee that it will be successful in accomplishing its objectives. If we fail to implement and establish a financial base of operations, we may be forced to cease operations, in which case investors may lose their entire investment.

FUTURE ADDITIONAL ISSUANCES OF SHARES OF OUR COMMON STOCK MAY CAUSE INVESTORS TO BEAR A SUBSTANTIAL RISK OF LOSS DUE TO IMMEDIATE AND SUBSTANTIAL DILUTION

We are authorized to issue up to 70,000,000 shares of common stock. Presently, there are 63,700,000 shares of common stock issued and outstanding as of the date of this filing. In the event we require additional capital, we may need to increase our authorized number of shares and issue shares of our common stock in exchange for cash to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Any such future additional issuances of our stock will increase outstanding shares and dilute stockholders’ interests.

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

WE MAY LOSE OUR OFFICERS AND DIRECTORS WITHOUT EMPLOYMENT AGREEMENTS.

Our operations depend substantially on the skills and experience of Nicole Wright, an officer and director. We have no other full- or part-time employees besides Ms. Wright. Furthermore, we do not maintain “key man” life insurance on Ms. Wright. Without an employment contract, we may lose this individual to other pursuits without a sufficient warning and, consequently, go out of business.

Ms.Wright is presently involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, each may face a conflict in selecting between 310 and other business interests. We believe that Ms.Wright will not consider entering a similar line of business as we conduct. However, there can be no assurance of this as 310 has not formulated a policy for the resolution of such conflicts.

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

WE WERE A "SHELL" COMPANY AND OUR SHARES ARE SUBJECT TO RESTRICTIONS ON RESALE.

Although we are no longer deemed a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934, for the twelve months following this filing, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with this annual report on Form 10-KSB for our fiscal period ending December 31, 2007, we are required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-KSB for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which has resulted in increased general and administrative expenses and has shifted management time and attention from revenue-generating activities to compliance activities. There can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

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

Item 3. Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director or executive officer of the Company: (1)any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2)any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3)being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4)being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

No matters were submitted to shareholders for the period ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock began trading on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “TRTN.OB” on February 4, 2008 and only recently began trading. As of March 25, 2008, our stock has only been traded in January, 2008 at a closing price of $0.27.

Holders of Our Common Stock

As of December 31, 2007, the Company had 63,700,000 shares of $0.001 par value common stock issued and outstanding held by 25 shareholders of record.

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

This discussion and analysis of financial position and results of operation is prepared as at December 31, 2007. The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

Plan of Operations

310 Holdings, Inc. was incorporated in the State of Nevada on April 20, 2006. We are a startup company and have not yet realized any significant, consistent revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been, or will be paid to affiliates of 310.

During the period from inception through December 31, 2007, we generated revenues of $24,000, and incurred a net income of $7,668. The cumulative net income was attributable solely to the initial generation of revenues.

$22,000 in revenues were received from the co-production of an infomercial. $5,000 in revenues were received from the sale of the script “Brookesville” to BBTLB Films Ltd. And generated another $2,000 in revenues from affiliate commissions through websites. In addition, 310 secured several dot com domains which it intends to develop and also owns 4 screenplay/spec scripts that will be developed, sold, or optioned. 310 has received interest from several production companies and estimates the screenplays values at $300,000.

Our officers and directors believe that our cash on hand as of December 31, 2007 in the amount of $268,170 is sufficient to maintain our current minimal level of operations for the current calendar year. However, generating sales in the next 12 months is imperative for us to continue as a going concern. We believe that we will be required to generate a minimum of approximately $240,000 in revenues over the next 12 months in order for us to support ongoing operations. If we do not generate sufficient revenues to meet our expenses over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

	Amount	Amount	Estimated
	Allocated	Expended	Completion

General working capital	$15,000	$5000	Use as Needed
SEC Reporting Costs – 2007	$10,000	$8000	Use as Needed
Web Site Development	$5,000	$5000	Use as needed
Advertising	$15,000	$3000	Use as Needed
Marketing – General	$35,000	$7000	Use as needed
Employees-General Staff	$10,000	$4000	Use as needed

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

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
310 Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of 310 Holdings, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 and from inception on April 20, 2006 through December 31, 2006, and from inception on April 20, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 310 Holdings, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 and from inception on April 20, 2006 through December 31, 2006, and from inception on April 20, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 22, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

310 HOLDINGS, INC.
(A Development Stage Company)
Statements of Operations

		From Inception	From Inception
	For the	on April 20,	on April 20,
	Year Ended	2006 Through	2006 Through
	December 31,	December 31,	December 31,
	2007	2006	2007

REVENUES	$24,000	$-	$24,000

OPERATING EXPENSES

General and administrative	9,920	1,510	11,430

Total Operating Expenses	9,920	1,510	11,430

OPERATING INCOME (LOSS)	14,080	(1,510)	12,570

INCOME TAX EXPENSE	(4,902)	-	(4,902)

NET INCOME (LOSS)	$9,178	$(1,510)	$7,668

BASIC LOSS PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	63,700,000	31,850,000

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Statements of Cash Flows

		From Inception	From Inception
	For the	on April 20,	on April 20,
	Year Ended	2006 Through	2006 Through
	December 31,	December 31,	December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$9,178	$(1,510)	$7,668
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in shareholder advances	7,000	141,600	148,600
Increase (decrease) in accounts payable	1,902	4,500	6,402

Net Cash Provided by Operating Activities	18,080	144,590	162,670

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Stock offering costs	-	(4,500)	(4,500)
Common stock issued for cash	-	110,000	110,000

Net Cash Provided by Financing Activities	-	105,500	105,500

NET DECREASE IN CASH	18,080	250,090	268,170

CASH AT BEGINNING OF PERIOD	250,090	-	-

CASH AT END OF PERIOD	$268,170	$250,090	$268,170

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Stock offering costs paid in common stock	$-	$1,217	$1,217

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS

Cash	$268,170	$250,090

Total Current Assets	268,170	250,090

TOTAL ASSETS	$268,170	$250,090

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$6,402	$4,500
Shareholder advances	148,600	141,600

Total Current Liabilities	155,002	146,100

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares authorized; 63,700,000 and 63,700,000 shares issued and outstanding, respectively	63,700	63,700
Additional paid-in capital	41,800	41,800
Retained earnings	7,668	(1,510)

Total Stockholders' Equity	113,168	103,990

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$268,170	$250,090

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, April 20, 2006	-	$-	$-	$-	$-

Common stock issued for cash at $0.0005 per share	40,250,000	40,250	(20,250)	-	20,000

Common stock issued for stock offering costs at $0.0005 per share	2,450,000	2,450	(1,233)	-	1,217

Common stock issued for cash at $0.004 per share	21,000,000	21,000	69,000	-	90,000

Stock offering costs paid	-	-	(5,717)	-	(5,717)

Net loss for the year ended December 31, 2006	-	-	-	(1,510)	(1,510)

Balance, December 31, 2006	63,700,000	63,700	41,800	(1,510)	103,990

Net income for the year ended December 31, 2007	-	-	-	9,178	9,178

Balance, December 31, 2007	63,700,000	$63,700	$41,800	$7,668	$113,168

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC
Notes to the Financial Statements
December 31, 2007

NOTE 1 - NATURE OF ORGANIZATION

a. Organization and Business Activities

The Company was incorporated under the laws of the State of Nevada on April 20, 2006 with a principal business objective of investing in and developing all types of businesses related to the music entertainment industry. The Company has not realized significant revenues to date and therefore is classified as a development stage company.

b. Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 years. Depreciation is computed using the straight-line method when the assets are placed in service.

c. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end. Advertising expense for the periods ended December 31, 2007 and 2006 was $-0- and $-0-, respectively.

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

NOTE 1 - NATURE OF ORGANIZATION (Continued)

g. Forward Stock Split

During 2007, the Company forward split its common stock on a 7 shares for 1 share basis. The Company’s financial statements have been restated to reflect the forward stock split on a retro-active basis.

h. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

i. Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At December 31, 2007, the Company’s bank deposits exceeded the insured amounts by $168,170.

j. Basic Income (Loss) Per Share

The Computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Year Ended December 31, 2007	From Inception on April 20, 2006 Through December 31, 2006
Income (loss) (numerator)	$9,178	$(1,510)
Shares (denominator)	63,700,000	31,850,000
Per share amount	$0.00	$(0.00)

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

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Income tax expense at statutory rate	$5,491	$(589)
Net operating loss carryforward	(589)	-
Valuation allowance	-	589
Income tax expense per books	$4,902	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended December 31, 2007 due to the following:

	December 31, 2007	December 31, 2006
NOL Carryover	$-	$589
Valuation allowance	-	-
Net deferred tax asset	$-	$589

At December 31, 2007, the Company had net operating loss carryforwards of approximately $-0- that may be offset against future taxable income through 2027. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 2 - EQUITY TRANSACTIONS

On January 10, 2007, the Company, as reflected in their amendment to their articles of Incorporation filed with the State of Nevada on January 5, 2007, effected a forward split of its common stock on a seven for one basis. The financial statements have been restated to reflect the forward stock split on a retroactive basis.

During the year ended December 31, 2006, the Company issued 40,250,000 shares of its common stock for cash at $0.003 per share. The Company also issued 2,450,000 shares of its common stock as compensation to the placement agent for the funding. The Company later issued an additional 21,000,000 shares of its common stock for cash at $0.03 per share.

NOTE 3- IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007 , the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2007 or any interim period.

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

ITEM 8A(T). MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding the executive officers and directors of 310 as of the date of this Prospectus:

Name and Address	Age	Position

Nicole Wright c/o 310 Holdings, Inc.	58	President, Secretary, Treasurer and Director
9903 Santa Monica Boulevard Suite 406 Beverly Hills, California 90212

Nicole Wright – President, Treasurer, Secretary, and Director – Ms.Wright has over twenty years of experience in the financial services industry, Ms.Wright has achieved considerable corporate education and experience. Initially in the position of a licensed stockbroker, she worked with several major brokerage firms, including Merrill Lynch and Prudential Securities. While employed by the major San Francisco Investment Banking firm of Hambrecht and Quist, Ms.Wright gained valuable experience in start up companies, the execution of business plans and the process of taking companies public. While spending the past 7 years as President of her own Business Development Consulting company, she has been continually involved in business activities such as assisting publicly traded companies in a variety of investment banking activities, e.g. corporate management development, marketing and stock promotion, and raising capital.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A copy of our code of ethics was with the Form 10-KSB for the year ended December 31, 2006, filed on March 2, 2007.

Options/SAR Grants in Last Fiscal Year

None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2007 with respect to the beneficial ownership of 310 Holdings, Inc.’s common stock by all persons known by 310 to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to 310’s knowledge, either sole or majority voting and investment power.

	Name, Title and Address of Beneficial Owner	Amount of Beneficial	Percent of Class
Title Of Class	of Shares (1)	Ownership (2)	Before Offering	After Offering (3)

Common	Nicole Wright, President, Secretary, Treasurer	40250,000	94.26%	63.19%

	All Directors and Officers as a group (1 person)	40,250,000	94.26%	63.19%

Notes:
(1) The address for Nicole Wright is c/o 310, 9903 Santa Monica Boulevard, Suite 406, Beverly Hills, California 90212.
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

(1) Incorporated by reference to the Form. SB2 filed with the Securities and Exchange Commission on December 11, 2006.

(2) Filed herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moore & Associates Chartered has audited the Company's financial statements annually for December 31, 2007. Fees related to services performed by Moore & Associates Chartered in 2006 were as follows:

	2006	2007
Audit Fees (1)	$2,500	$2,500

Audit-Related Fees	-0-	$500
Tax Fees (2)	-0-	-0-
All Other Fees (3)	-0-	-0-

Total	$2,500	$3,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2007 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2007 fiscal year for filing with the SEC.

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

signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-KSB and authorized this registration statement to be signed on its behalf by the undersigned, on the 25th day of March, 2008.

/s/ Nicole Wright
By: Nicole Wright
President, CEO, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date

Nicole Wright	President, Chief Executive Officer, Chief Financial Officer, Director	March 25th , 2008