Form 10-Q
period 2008-06-30
310 HOLDINGS, INC.
filed 2008-07-29
CIK 1381105

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒    No  ࿠

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐           Accelerated filer  ☐              Non-Accelerated filer  ☐   Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2008
Common stock, $0.001 par value	63,700,000

INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

310 HOLDINGS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2008 and December 31, 2007

310 HOLDINGS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS

Cash	$274,406	$268,170
Total Current Assets	274,406	268,170
TOTAL ASSETS	$274,406	$268,170

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$11,712	$6,402
Shareholder advances	148,600	148,600
Total Current Liabilities	160,312	155,002

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 5,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares
authorized; 63,700,000 and 63,700,000 shares issued
and outstanding, respectively	63,700	63,700
Additional paid-in capital	41,800	41,800
Retained earnings	8,594	7,668
Total Stockholders' Equity	114,094	113,168
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$274,406	$268,170

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	on April 20,
	Months Ended	Months Ended	Months Ended	Months Ended	2006 Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

REVENUES	$11,250	$24,000	$11,250	$24,000	$35,250

OPERATING EXPENSES

General and administrative	2,213	500	9,732	3,000	21,162

Total Operating Expenses	2,213	500	9,732	3,000	21,162

OPERATING INCOME (LOSS)	9,037	23,500	1,518	21,000	14,088

INCOME TAX (EXPENSE) BENEFIT	(2,547)	(3,150)	(592)	(3,150)	(5,494)

NET INCOME (LOSS)	$6,490	$20,350	$926	$17,850	$8,594

BASIC LOSS PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	63,700,000	63,700,000	63,700,000	63,700,000

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, April 20, 2006	-	$-	$-	$-	$-

Common stock issued for cash
at $0.0005 per share	40,250,000	40,250	(20,250)	-	20,000

Common stock issued for stock
offering costs at $0.0005 per share	2,450,000	2,450	(1,233)	-	1,217

Common stock issued for cash
at $0.004 per share	21,000,000	21,000	69,000	-	90,000

Stock offering costs paid	-	-	(5,717)	-	(5,717)

Net loss for the year
ended December 31, 2006	-	-	-	(1,510)	(1,510)

Balance, December 31, 2006	63,700,000	63,700	41,800	(1,510)	103,990

Net income for the year
ended December 31, 2007	-	-	-	9,178	9,178

Balance, December 31, 2007	63,700,000	63,700	41,800	7,668	113,168

Net loss for the six months
ended June 30, 2008	-	-	-	926	926

Balance, June 30, 2008	63,700,000	$63,700	$41,800	$8,594	$114,094

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	For the Six	For the Six	on April 20,
	Months Ended	Months Ended	2006 Through
	June 30,	June 30,	June 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net income (loss)	$926	$17,850	$8,594
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in shareholder advances	-	2,500	148,600
Increase (decrease) in accounts payable	5,310	3,650	11,712

Net Cash Provided by Operating Activities	6,236	24,000	168,906

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Stock offering costs	-	-	(4,500)
Common stock issued for cash	-	-	110,000

Net Cash Provided by
Financing Activities	-	-	105,500

NET DECREASE IN CASH	6,236	24,000	274,406

CASH AT BEGINNING OF PERIOD	268,170	250,090	-

CASH AT END OF PERIOD	$274,406	$274,090	$274,406

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Stock offering costs paid in common stock	$-	$-	$1,217

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

For the six months ended June 30, 2008, we incurred a net income of $926 compared with $24,000 net revenues and income of $17,850 for the six months ended June 30, 2007.

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

On July 17, 2008, G & G MINING CORP., a corporation organized under the laws of Florida, purchased 40,250,000 shares of Company common stock, representing 63.19% voting interest from our President and Chief Executive Officer, Nicole Wright.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, Nicole Wright,, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

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

July 29, 2008

/s/ Nicole Wright
By: Nicole Wright
President, CEO, Director

/s/ Nicole Wright
By: Nicole Wright
Chief Financial Officer