Form 10-Q
period 2008-09-30
310 HOLDINGS, INC.
filed 2008-11-19
CIK 1381105

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A
____________________

Commission File No. 333-137170
____________________
310 Holdings, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-4924000
State of Incorporation	IRS Employer Identification No.

903 Santa Monica Boulevard, Suite 406
 Beverly Hills, California 90212
 (Address of principal executive offices)

 (315) 882-5568
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-Accelerated filer  ☐     Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2008
Common stock, $0.001 par value	63,700,000

310 HOLDINGS, INC.
INDEX TO FORM 10-Q FILING

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 - Management certification	20-21

Exhibit 32 - Sarbanes-Oxley Act	22-23

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

310 HOLDINGS, INC.
(Development Stage Company)

BALANCE SHEET

(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$23,406	$268,170
Total current assets	23,406	268,170

TOTAL ASSETS	$23,406	$268,170

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$-	$6,402
Notes from affiliate	-	148,600

Total current liabilities	-	155,002

TOTAL LIABILITIES	-	155,002

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 70,000,000 shares authorized;
63,700,000 for the September 30, 2008 and December 31, 2007, respectively	63,700	63,700
Additional paid in capital	41,800	41,800
Retained earnings	(82,094)	7,668
Total stockholders' equity	23,406	113,168

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,406	$268,170

The accompanying notes are an integral part of these financial statements

310 HOLDINGS, INC.
(Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					For the Period
	For the three months ended		For the nine months ended		from April 20, 2006
	September 30,		September 30,		(inception) to
	2008	2007	2008	2007	September 30, 2008

REVENUES

Revenue	$-	$-	$11,250	$24,000	$35,250
Total	-	-	11,250	24,000	35,250

OPERATING EXPENSES:
General and administrative	55,020	1,400	64,752	4,400	76,182
Selling and marketing	-	-	-	-	-
Depreciation and amortization	-	-	-	-	-
Total operating expenses	55,020	1,400	64,752	4,400	76,182
OPERATING LOSS	(55,020)	(1,400)	(53,502)	19,600	(40,932)

OTHER (INCOME) AND EXPENSES
Interest expense	35,668	-	35,668	-	35,668
Total other expense	35,668	-	35,668	-	35,668

INCOME TAX (BENEFIT) PROVISION	-	(210)	592	2,940	5,494

NET LOSS	$(90,668)	$(1,190)	$(89,762)	$16,660	$(82,094)

NET LOSS PER SHARE:

Weighted average shares outstanding - basic and diluted	63,700,000	63,700,000	63,700,000	63,700,000

Loss per share - basic and diluted	$-	$(0.00)	$0.00	$0.00

The accompanying notes are an integral part of these financial statements

310 HOLDINGS, INC.
(Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
	For the nine months ended		from April 20, 2006
	September 30,		(inception) to
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(89,762)	$16,660	$(82,094)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Changes in assets and liabilities:
Accounts payable	(6,402)	(560)	-
Net cash provided by operating activities	(96,164)	16,100	(82,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	-	-	110,000
Repayment of note from affiliate	(148,600)	-	(148,600)
Advances from affiliate	-	7,000	148,600
Cost of raising capital	-	-	(4,500)
Net cash provided by financing activities	(148,600)	7,000	(105,500)
-
INCREASE IN CASH	(244,764)	23,100	23,406
CASH, BEGINNING OF PERIOD	268,170	250,090	-
CASH, END OF PERIOD	$23,406	$273,190	$23,406

SUPPLEMENTAL CASH FLOW INFORMATION:

Taxes paid	$-	$-
Interest paid	$35,668	$-

The accompanying notes are an integral part of these financial statements

310 HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

310 Holdings, Inc. (“The Company”) was incorporated in the state of Nevada on April 20, 2006. We are a startup company and have not yet realized any significant, consistent revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. 310 Holdings, Inc. now trades under the symbol TRTN.OB on the OTC:BB market.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

NOTE 3. GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations during the three months ended September 30, 2008. During the three months ended September 30, 2008 the Company incurred a net loss of $90,688 and an accumulated loss of $82,094. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of mining reserves. The Company cannot reasonably be expected to earn revenue in the exploration stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Basis of Presentation

The Company has produced minimal revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development State Enterprises”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates. statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statement” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2008 and December 31, 2007, respectively, cash and cash equivalents include cash on hand and cash in the bank.

Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Beverly Hills, California. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $100,000.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of September 30, 2008 and December 31, 2007, respectively, there were no potential dilutive instruments that could result in share dilution.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS No.161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The does not expect the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 4 - RELATED PARTY TRANSACTIONS
The Company is managed by its key shareholder and as of September 30, 2008 its officer and director.

NOTE 5 - NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. There are no restricted shares or warrants issued in the capital of the Company. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 6 - EQUITY

The Company has 70,000,000 common shares authorized at a par value of $.001 and 63,700,000 issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.

The Company has 5,000,000 preferred shares authorized at a par value of $.001 and none issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.

There were no options or warrants granted in the nine months ended September 30, 2008.

NOTE 7 - SUBSEQUENT EVENTS

The Company and G & G Mining Corp., a Florida corporation, entered into an Agreement and Plan of Merger on October 29, 2008 whereby G & G Mining Corp was merged into the Company (the “Merger Agreement”) pursuant to a reorganization within the meaning of Sections 368(a)(1)(A) and 368(a)(2)(D) of the IRS Code. Pursuant to the terms and conditions of the Merger Agreement, the shareholders of G & G Mining Corp received an aggregate of 6,160,000 shares of Company Common Stock and our company received all the issued and outstanding shares of G & G Mining Corp.

G & G Mining Corp. currently holds 63.19% voting interest in the Company prior to the merger. As a post-closing conditions to the merger, the Company is obligated to change the name of the company to a name designated by G & G Mining Corp. management and effect a one hundred and fifty (150) to one (1) one reverse stock split (maintaining the current authorized shares).

G&G Mining Corp. is an exploration company committed to the, discovery and development of gold, silver, copper and other mineral resources. They hold mining rights and mineral concessions in various countries in North and South America. These projects are in different stages of exploration and development.

The issuance of the securities above were effected in reliance on the exemptions for private sales of securities not involving a public offering pursuant to in Section 4(2) and Section 4(6) of the Securities.

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

Overview

We are a development stage company and have no business activity as of September 30, 2008.

•
On July 17, 2008, G & G MINING CORP., a corporation organized under the laws of Florida, purchased 40,250,000 shares of Company common stock, representing 63.19% voting interest from our President and Chief Executive Officer, Nicole Wright.

•
On August 18, 2008, Nicole Wright resigned as a member of the Board of Directors and as an Officer of the Company to pursue other interests. To the knowledge of the Board and executive officers of the Company, Ms. Wright had no disagreement with the Company on any matter related to the Company's operations, policies or practices.

On August 18, 2008, Rene Gomez and Joseph I. Emas, were appointed to serve until the next annual meeting of the Corporation’s shareholders or his earlier death, resignation or removal from office. Rene Gomez was appointed as interim Chief Executive Officer.

Their biographies are as follows:

Rene Gomez: from June 2008 through the present, Mr. Gomez was Principal engineer with General DynamicsC4S. From Nov 2002 through May, 2008, Mr. Gomez was Sr. Network Engineer for General Dynamics-IT. Mr. Gomez has a Bachelor of Science, Electrical Engineering, University of Miami and a Master Of Science, Telecommunications Systems, DePaul University.

Joseph I. Emas: Mr. Emas is licensed to practice law in Florida, New Jersey and New York and has served as our general counsel. Since 2001, Mr. Emas has been the senior partner of Joseph I. Emas, P.A. Mr. Emas specializes in securities regulation, corporate finance, mergers and acquisitions and corporate law. Mr. Emas received his Honors BA at University of Toronto, Bachelor of Administrative Studies, with distinction, at York University in Toronto, his JD, cum laude from Nova Southeastern Shepard Broad Law School and his LL.M. in Securities Regulation at Georgetown University Law Center. Mr. Emas was an Adjunct Professor of Law at Nova Southeastern Shepard Broad Law School. Mr. Emas received the William Smith Award, Pro Bono Advocate for Children in 2000 and the 2006 Child Advocacy Award in Florida and is the author of “Update of Juvenile Jurisdiction Florida Practice in Juvenile Law.” Mr. Emas was been a member of the Juvenile Court Rules Committee for the State of Florida from 1999 through 2006, and currently sits on the Florida Child Advocacy Committee.

•
On October 29, 2008 our Company, 310 Holdings Acquisition Subsidiary Corp., a Florida corporation and a wholly owned subsidiary of 310, and G & G Mining Corp., a Florida corporation, entered into an Agreement and Plan of Merger whereby G & G Mining Corp was merged into the Company (the “Merger Agreement”) pursuant to a reorganization within the meaning of Sections 368(a)(1)(A) and 368(a)(2)(D) of the IRS Code. Pursuant to the terms and conditions of the Merger Agreement, the shareholders of G & G Mining Corp received an aggregate of 6,160,000 shares of Company Common Stock and our company received all the issued and outstanding shares of G & G Mining Corp. A copy of the Merger Agreement is attached hereto as Exhibit 2.1 and is incorporated herein by reference.

G & G Mining Corp. currently holds 63.19% voting interest in our Company prior to the merger. As a post-closing conditions to the merger, we are obligated to change the name of our company to a name designated by G & G Mining Corp. management and effect a one hundred and fifty (150) to one (1) one reverse stock split (maintaining the current authorized shares).

G&G Mining Corp. is an exploration company committed to the, discovery and development of gold, silver, copper and other mineral resources. They hold mining rights and mineral concessions in various countries in North and South America. These projects are in different stages of exploration and development.

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, and Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Results of Operations

We are a development stage company and have generated limited revenues from sales of our first product, Fusion. For the nine months ended September 30, 2008 we generated $0.00 as compared to $11,250 for nine months ended September 30, 2008. Our future revenue plan is uncertain and is dependent on our ability to effectively introduce our products to our target consumers, generate sales, and obtain contract manufacturing opportunities.

We incurred losses of approximately $90,688, and $1,190 for the three months ended September 30, 2008 and 2007, respectively. Our losses since our inception through September 30, 2008 amount to $82,094. The increase in the loss reflects our investment in product development, packaging, contract manufacturing and marketing.

Liquidity and Capital Resources

We have maintained a minimum of three months of working capital in the bank since April of 2006. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, management has succeeded in securing capital as needed.

Our cash (used in) provided by operating activities was ($96,164) and $16,100 in the nine months ended September 30, 2008 and 2007 respectively.  The increase is mainly attributable to the increase in operating expenses in the current year.

Cash (used in) provided by financing activities was ($148,600) and $7,000 for the nine months ended September 30, 2008 and 2007, respectively. The increase is due to an increase in raising funds from our shareholders to develop our products for sale in the market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the sale of our nutricutical products.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation

PART II - OTHER INFORMATION

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

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in our registration statement on Form SB-2, filed November 22, 2006 (the “Form SB-2”) and in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 28, 2008 (the “Fiscal 2007 10-K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10-K and the Form SB-2 except as disclosed below.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

The Liquidity Of Our Common Stock Is Seriously Limited And There Is A Limited Market For Our Common Stock

Our stock is currently being traded on the NASDAQ Over-The-Counter Bulletin Board, and the liquidity of our common stock is limited. The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.

II. Risks Associated with Our Current Stage of Business

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations:

The success of our company is largely dependent on the personal efforts of Renee Gomez and other key executives. The loss of the services of Renee Gomez or other key executives would have a material adverse effect on our business and prospects. In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are knowledgeable in the Nutraceutical Dietary Supplement business. Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

The nutritional supplements industry is intensely competitive. We have many well-established competitors with substantially greater financial and other resources than it. These factors may make it more difficult for us to successfully implement its business plan and may adversely affect its results of operations.

The nutritional supplements industry is a large, highly fragmented and growing industry, with, to management’s knowledge, no single industry participant accounting for more than 10% of total industry retail sales. Participants include specialty retailers, supermarkets, drugstores, mass merchants (wholesalers), multi-level marketing organizations, mail order companies and a variety of other smaller participants. The market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. Increased competition from companies that distribute through retail or wholesale channels could have a material adverse effect on our financial condition and results of operations. We are a development stage business and the only revenues we have received from product sales since inception were nominal. Accordingly, we have not been operational long enough to experience any of the above problems. However, since we are a development stage business, most, if not all companies in our industry have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities greater than ours. In addition, our competitors may be more effective and efficient in integrating new products. We may not be able to compete effectively and any of the factors listed above may cause price reductions, reduced margins and difficulties in gaining market share.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

•
On July 17, 2008, G & G MINING CORP., a corporation organized under the laws of Florida, purchased 40,250,000 shares of Company common stock, representing 63.19% voting interest from our President and Chief Executive Officer, Nicole Wright.

The issuance of the securities above were effected in reliance on the exemptions for private sales of securities not involving a public offering pursuant to in Section 4(2) and Section 4(6) of the Securities Act.

•
On October 29, 2008 our Company, 310 Holdings Acquisition Subsidiary Corp., a Florida corporation and a wholly owned subsidiary of 310, and G & G Mining Corp., a Florida corporation, entered into an Agreement and Plan of Merger whereby G & G Mining Corp was merged into the Company (the “Merger Agreement”) pursuant to a reorganization within the meaning of Sections 368(a)(1)(A) and 368(a)(2)(D) of the IRS Code. Pursuant to the terms and conditions of the Merger Agreement, the shareholders of G & G Mining Corp received an aggregate of 6,160,000 shares of Company Common Stock and our company received all the issued and outstanding shares of G & G Mining Corp. A copy of the Merger Agreement is attached hereto as Exhibit 2.1 and is incorporated herein by reference.

G & G Mining Corp. currently holds 63.19% voting interest in our Company prior to the merger. As a post-closing conditions to the merger, we are obligated to change the name of our company to a name designated by G & G Mining Corp. management and effect a one hundred and fifty (150) to one (1) one reverse stock split (maintaining the current authorized shares).

G&G Mining Corp. is an exploration company committed to the, discovery and development of gold, silver, copper and other mineral resources. They hold mining rights and mineral concessions in various countries in North and South America. These projects are in different stages of exploration and development.

The issuance of the securities above were effected in reliance on the exemptions for private sales of securities not involving a public offering pursuant to in Section 4(2) and Section 4(6) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: November 19, 2008	310 Holdings, Inc. By: /s/ Renee Gomez
Renee Gomez
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)