Form 10-K
period 2008-12-31
310 HOLDINGS, INC.
filed 2009-03-31
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

310 HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4924000
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9903 Santa Monica Boulevard, Suite 406
Beverly Hills, California 90212
(Address of principal executive offices)

Copies of communications to:

Nicole Wright
9903 Santa Monica Boulevard, Suite 406
TELEPHONE NO.: (310) 773-4410
FACSIMILE NO.: (310) 861-1866

Registrant’s telephone number, including area code: (310) 773-4410

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
Common stock, par value $.001	“Over the Counter Bulletin Board”

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☒  No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2008 was approximately $6,460,000. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2008, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at March 31, 2009, there were 63,700,000 shares of Common Stock, $0.001 par value per share issued.

Documents Incorporated By Reference -None

310 HOLDINGS, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

CERTIFICATIONS
Exhibit 31	Management certification
Exhibit 32	Sarbanes-Oxley Act

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

On October 29, 2008 our Company, 310 Holdings Acquisition Subsidiary Corp., a Florida corporation and a wholly owned subsidiary of 310, and G & G Mining Corp., a Florida corporation, entered into an Agreement and Plan of Merger (the “Merger”) whereby G & G Mining Corp was merged into the Company (the “Merger Agreement”) pursuant to a reorganization within the meaning of Sections 368(a)(1)(A) and 368(a)(2)(D) of the IRS Code. Pursuant to the terms and conditions of the Merger Agreement, the shareholders of G & G Mining Corp was to receive shares of Company capital stock (which may be a series of preferred stock to be determined by the Board of Directors) and our company would receive all the issued and outstanding shares of G & G Mining Corp.

The Merger was conditioned upon certain post-closing conditions, including but not limited to, changing the name of our company to a name designated by G & G Mining Corp. management and effect reverse stock split.  The post-closing conditions obligations of G&G Mining Corp were not satisfied and the parties determined to unwind the transaction.  No securities were issued to G & G Mining Corp. pursuant to the Merger Agreement. On February 27, 2009, the assets of G & G Mining Corp. were assumed and assigned to G & G Mining Corp of Florida. The terms and conditions of the assignment are included in the Assignment and Assumption Agreement filed as Exhibit 2.1 to Form 8-K dated February 27, 2009.  Consequently, G & G Mining Corp. returned the 40,250,000 shares of Company common stock, purchased on July 17, 2008 to our past President and Chief Executive Officer, Nicole Wright.  Consequently, Nicole Wright holds a 63.19% voting interest in our issued and outstanding shares of common stock.

On February 27, 2009, Rene Gomez resigned as a member of the Board of Directors and as an Officer of the Company to pursue other interests. Prior to his resignation, Rene Gomez appointed Nicole Wright as the sole member of our Board of Directors to serve until the next annual meeting of the Corporation’s shareholders or her earlier death, resignation or removal from office. Nicole Wright was also appointed as Chief Executive Officer and Chief Financial Officer. Nicole Wright was our prior member of our Board of Directors  and Chief Executive Officer and Chief Financial Officer.

Accordingly, we are reverting to our original business plan to become fully operational.

Employees

310 Holdings, Inc. is currently in the development stage. During the development stage, we plan to rely exclusively on the services of our sole officer and director to set up our business operations. Currently, the officers are the only people providing a time commitment to the company on a part-time basis and expect to devote a minimum of 15 hours per week to our operations. Ms. Wright is prepared to dedicate additional time, as needed. At this time, there are no full- or part-time employees. We do not expect to hire any additional employees over the next 12 months, although the possibility does exist that administrative staff may be required should sufficient business develop.

Regulatory Mandates

310 Holdings, Inc. is not aware of any existing or probable government regulations that would have a material effect on our business.

Administrative Offices

310’s administrative office is located at 9903 Santa Monica Boulevard, Suite 406, Beverly Hills, California 90212.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A. RISK FACTORS

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

Our sole officer and director beneficially own approximately 63.19% of our outstanding common stock. As a result, these stockholders could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions which require stockholder approval. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors. This concentration of ownership further limits the power to exercise control by the minority shareholders.

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

We principally have one individual performing the functions of all officers and directors. This individual developed our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

WE DO NOT INTEND TO PAY DIVIDENDS.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with this annual report on Form 10-K for our fiscal period ending December 31, 2008, we are required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which has resulted in increased general and administrative expenses and has shifted management time and attention from revenue-generating activities to compliance activities. There can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to small business filers.

ITEM 2. DESCRIPTION OF PROPERTY

The Company uses the mailing address of 9903 Santa Monica Boulevard, Suite 406, Beverly Hills, California 90212 and has the availability to utilize office space at that location. The services provided by 310 better lend themselves to 310 representatives meeting potential clients at the potential client’s principal place of business for not only convenience of the potential client, but for 310 to better understand the business nature of the potential client. We believe that this arrangement is suitable and most cost-effective at this time. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use. The facilities are provided by our director at no charge.

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

No matters were submitted to shareholders for the period ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock began trading on the Pink Sheets of the National Quotation Bureau on July 11, 2006 and later began trading on the OTCBB under the symbol “TRTN.OB” on February 4, 2008 and only began trading in January, 2008.

Periods	High	Low
Fiscal Year 2008
First Quarter (January – March 2008)	$.27	$.14
Second Quarter (April – June 2008)	$.14	$.10
Third Quarter (July – September 2008)	$.10	$.05
Fourth Quarter (October – December 2008)	$.05	$.01

Holders of Our Common Stock

As of December 31, 2008, the Company had 63,700,000 shares of $0.001 par value common stock issued and outstanding held by 25 shareholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Statements of Operations of 310 Holdings

Year Ended December 31, 2008 and 2007

Statement of Operations Data:
	December 31,
	2008	2007

Revenues	$15,050	$24,000

Operating and Other Expenses	(89,752)	(9,920)

Net Loss	$(74,702)	$14,080

Balance Sheet Data:
	December 31,
	2008	2007

Current Assets	$3,806	$268,170
Total Assets	3,806	268,170
Total Liabilities	1,600	155,002

Shareholders'Equity (Deficit)	$2,206	$113,168

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10−K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to ”anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers and difficulties of hiring or retaining key personnel, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein.  In addition, you are urged to read this report in conjunction with the risk factors described herein.

This discussion and analysis of financial position and results of operation is prepared as at December 31, 2008. The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

Plan of Operations

310 Holdings, Inc. was incorporated in the State of Nevada on April 20, 2006. We are a startup company and have not yet realized any significant, consistent revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been, or will be paid to affiliates of 310.

During the period from inception through December 31, 2008, we generated revenues of $39,050, incurred total expenses of $101,182 and incurred a net loss of $103,294. The cumulative net income was attributable solely to the initial generation of revenues from a predecessor business, “Brookesville” to BBTLB Films Ltd.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Concentrations of Risks

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8. FINANCIAL STATEMENTS

Independent Auditors' Report	F-1

Consolidated Balance Sheets for the year ended December 31, 2008 and December 31, 2007	F-2

Consolidated Statements of Operations for the year ended December 31, 2008 and December 31, 2007 and From Inception on April 20, 2006 through December 31, 2008	F-3

Consolidated Statements of Stockholders’ Equity From Inception on April 20, 2006 though December 31, 2008	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and December 31, 2007 and From Inception on April 20, 2006 through December 31, 2008	F-5

Notes to Consolidated Financial Statements	F-6

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
310 Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of 310 Holdings, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and from inception on April 30, 2006 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 310 Holdings, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and from inception on April 30, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has an accumulated deficit of $101,694, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada March 27, 2009

6490 West Desert Inn Rd, Las Veqas, NV 89146 (702) 253-7499 Fax (702) 253-7501

310 HOLDINGS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$3,806	$268,170

Total Current Assets	3,806	268,170

TOTAL ASSETS	$3,806	$268,170

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,600	$6,402
Notes from affiliate	-	148,600

Total Current Liabilities	1,600	155,002

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 5,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 70,000,000
shares authorized, 63,700,000
shares issued and outstanding	63,700	63,700
Additional paid-in capital	41,800	41,800
Deficit accumulated during the development stage	(103,294)	7,668

Total Stockholders' Equity	2,206	113,168

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,806	$268,170

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on April 20,
	For the Years Ended		2006 Through
	December 31,		December 31,
	2008	2007	2008

REVENUES	$15,050	$24,000	$39,050

EXPENSES

General and administrative	89,752	9,920	101,182

Total Expenses	89,752	9,920	101,182

OPERATING INCOME (LOSS)	(74,702)	14,080	(62,132)

OTHER EXPENSES

Interest expense	35,668	-	35,668

Total other expenses	35,668	-	35,668

INCOME TAX (BENEFIT) PROVISION	592	(4,902)	5,494

NET INCOME (LOSS)	$(110,962)	$9,178	$(103,294)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	63,700,000	63,700,000

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance at inception on
April 20, 2006	-	$-	$-	$-	$-

Common stock issued for cash
at $0.0005 per share	40,250,000	40,250	(20,250)	-	20,000

Common stock issued for stock
offering cost at $.0005 per share	2,450,000	2,450	(1,233)	-	1,217

Common stock issued for cash
at $0.004 per share	21,000,000	21,000	69,000	-	90,000

Stock offering costs paid	-	-	(5,717)	-	(5,717)

Net loss for the year ended
December 31, 2006	-	-	-	(1,510)	(1,510)

Balance, December 31, 2006	63,700,000	63,700	41,800	(1,510)	103,990

Net income for the year ended
December 31, 2007	-	-	-	9,178	9,178

Balance, December 31, 2007	63,700,000	63,700	41,800	7,668	113,168

Net loss for the year ended
December 31, 2008	-	-	-	(110,962)	(110,962)

Balance, December 31, 2008	63,700,000	$63,700	$41,800	$(103,294)	$2,206

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on April 20,
	For the Year Ended		2006 Through
	December 31,		December 31,
	2008	2007	2008
OPERATING ACTIVITIES

Net income (loss)	$(110,962)	$9,178	$(103,294)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (derease) in shareholder advances	(148,600)	7,000	-
Increase (decrease) in accounts payable	(4,802)	1,902	1,600

Net Cash Provided (Used) by
Operating Activities	(264,364)	18,080	(101,694)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Stock offering costs	-	-	(4,500)
Common stock issued for cash	-	-	110,000

Net Cash Provided by
Financing Activities	-	-	105,500

NET DECREASE IN CASH	(264,364)	18,080	3,806

CASH AT BEGINNING
OF PERIOD	268,170	250,090	-

CASH AT END OF PERIOD	$3,806	$268,170	3,806

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$35,668	$-	$35,668
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Stock offering costs paid in common stock	$-	$-	$1,217

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Nature of Business

The Company was incorporated under the laws of the State of Nevada on April 20, 2006 with a principal business objective of investing in and developing all types of businesses related to the music entertainment industry. The Company has not realized significant revenues to date and therefore is classified as a development stage company.
The Company’s fiscal year end is December 31.

 The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage enterprises.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. Deferred taxes represent income taxes on income and expense included in the financial statements, which will not be reported as taxable income or expense until future periods. Deferred tax liability amounts are recognized for the future liabilities attributable to differences between the financial statements’ carrying amount and the carrying amount for tax purposes. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. Differences between tax and financial reporting result from the Company’s use of different methods of recording depreciation for federal and state income taxes for tax purposes.

b. Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Fair Value of Financial Instruments

Financial instruments, including cash and accrued expenses and other liabilities are carried at amounts, which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest, which are consistent with market rates.

d. Loss per Common Share

The Company complies with Statement of Financial Accounting Standards (“SFAS 128”), “Earnings per Share”. SFAS 128 requires presentation of basic earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method. At December 31, 2008 and for all of the periods before, the Company had no dilutive common equivalent shares.

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Income (loss) (numerator)	$(110,962)	$9,178
Shares (denominator)	63,700,000	63,700,000
Per share amount	$0.00)	$0.00

310 HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e.  Cash and Cash Equivalents

The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents.  At December 31, 2008 and December 31, 2007, respectively, cash and cash equivalents include cash on hand and cash in the bank.

f. Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Beverly Hills, California.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

g.  Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts.
SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

310 HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.

This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’ This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

h. Revenue Recognition

The Company recognizes when products are fully delivered or services have been provided and collection is reasonably assured.

i. Advertising Expense

The Company recognizes when products are fully delivered or services have been provided and collection is reasonably assured. The Company has not incurred any advertising expense as of December 31, 2008.

310 HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 4 - COMMON STOCK

The Company has 70,000,000 common shares authorized at par value of $0.001 and 63,700,000 issued and outstanding as of December 31, 2008 and 2007, respectively.

NOTE 5 – FAILED MERGER

The Company and G & G Mining Corp., a Florida corporation, entered into an Agreement and Plan of Merger on October 29, 2008 whereby G & G Mining Corp was to be merged into the Company (the “Merger Agreement”) pursuant to a reorganization within the meaning of Sections 368(a)(1)(A) and 368(a)(2)(D) of the IRS Code. Pursuant to the terms and conditions of the Merger Agreement, the shareholders of G & G Mining Corp were to receive an aggregate of 6,160,000 shares of the Company’s  common stock and the Company was to receive all the issued and outstanding shares of G & G Mining Corp.  The planned merger was never completed and is not reflected in the Company’s financial statements.

NOTE 6 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – INCOME TAX EXPENSE

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Income tax expense at statutory rate	$(43,275)	$3,579
Net operating loss carry forward	-)	-
Valuation allowance	43,275)	(3,579)
Income tax expense per books	$-)	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the period ended December 31, 2008 and 2007 due to the following:

	December 31, 2008	December 31, 2007
NOL Carryover	$40,285)	$-
Valuation allowance	(40,285)	-
Net deferred tax asset	$-)	$-

At December 31, 2008, the Company had net operating loss carry forwards of approximately $103,294 that may be offset against future taxable income through 2028.  No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We  have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31,  2008 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved,  with our  accountants on accounting and financial  disclosures during our two recent fiscal years or any later interim period.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of as of the year ended December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of the year ended December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the executive officers and directors of 310 as of the date of this Prospectus:

Name and Address	Age	Position
Nicole Wright c/o 310 Holdings, Inc. 9903 Santa Monica Boulevard Suite 406 Beverly Hills, California 90212	59	President, Secretary, Treasurer and Director

Nicole Wright – President, Treasurer, Secretary, and Director
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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid over the past three fiscal years with respect to our “named executive officers” as that term is defined by the under the Securities and Exchange Act of 1934.

Summary Compensation Table
	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Nicole Wright	2007	-	-	-	-	-	-	-
President, Secretary, Director	2008	-	-	-	-	-	-	-

Stock Option Grants

There were no stock options granted on common shares in fiscal year 2008, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2008, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

None.

Aggregated Option Exercises and Fiscal Year-End Option Values

None.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

Potential Payments Upon Termination Or Change In Control Table

None.

Employment Agreements

310 is not a party to any employment agreements.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A copy of our code of ethics was with the Form 10-K for the year ended December 31, 2006, filed on March 2, 2007.

Compensation of Directors

We currently have one director. Our current compensation policy for directors is to compensate them through options to purchase common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for a chairman of the board. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during the Company’s last completed fiscal year for any service provided.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2008 with respect to the beneficial ownership of 310 Holdings, Inc.’s common stock by all persons known by 310 to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to 310’s knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Percent of Class
Common	Nicole Wright, President, Secretary, Treasurer	40,250,000	63.19%
	All Directors and Officers as a group (1 person)	40,250,000	63.19%

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

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 70,000,000 shares of common stock, par value $.001, and 5,000,000 shares of preferred stock, par value $.001 (none of which are issued and outstanding).

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

o	Any of our directors or officers, except as described below;

o	Any person proposed as a nominee for election as a director;

o	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

o	Any of our promoters;

o	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

In May 2, 2006, 310 issued 5,750,000 shares of $0.001 par value common stock to Nicole Wright, an officer and director, in exchange for cash in the amount of $20,000.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees related to services performed by and Moore&Associates Chartered and Tarvaran, Askelson & Company, LLP in 2008 and Moore&Associates Chartered in 2007.

	2008		2007
	Moore&Associates	Tarvaran,Askelson& Company, LLP	Moore&Associates
Audit Fees (1)	$3,500	$1,500	$2,500
Audit-Related Fees (2)	$500	0	$500
Tax Fees (3)	0	0	0
All Other Fees (4)	0	0	0

Total	$4,000	$1,500	$3,000

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2) During 2008, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.
(3) Tax fees principally included tax advice, tax planning and tax return preparation.
(4) Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements required by this Part F/S are contained under the sections “310 Holdings, Inc. Index to Financial Statements” of the Registration Statement. The aforementioned financial statements are incorporated herein by reference.

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

32.1	Section 1350 Certification of the Chief Executive Officer (2)

32.2	Section 1350 Certification of the Chief Financial Officer (2)

      (1)   Incorporated by reference to the Form. SB2 filed with the Securities and Exchange Commission on December 11, 2006.

      (2)   Filed herein.

INDEX TO EXHIBITS

The Exhibits listed below are filed as part of this annual report.

Exhibits

31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 31st day of March, 2009.

Date: March 31, 2009	By:	/s/ Nicole Wright
Name: Nicole Wright
Title: President, CEO, Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

Nicole Wright	President, Chief Executive Officer, Chief Financial Officer, Director	March 31, 2009