Form 10-Q
period 2009-03-31
310 HOLDINGS, INC.
filed 2009-05-20
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

         ☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

 310 HOLDINGS, INC.
(Name of Registrant as specified in its charter)

Nevada	20-4924000
(State or other jurisdiction of incorporation or jurisdiction)	(I.R.S. Employer Identification Number)

4536 Portage Road
Niagara Falls, Ontario
Canada L2E 6A8
 (Address of principal executive offices)

Copies of communications to:

Registrant’s telephone number, including area code: (289) 668-7222

9903 Santa Monica Boulevard, Suite 406
 Beverly Hills, California 90212
(Former Name or Former Address, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2009
Common stock, $0.001 par value	63,700,000

310 HOLDINGS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2009

310 HOLDINGS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
March 31, 2009

PART I

ITEM 1 – FINANCIAL STATEMENTS

310 Holdings, Inc.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
CURRENT ASSETS	3/31/2009	12/31/2008
Cash	$-	$3,806

Total Current Assets	-	3,806

TOTAL ASSETS	$-	$3,806

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$1,850	$1,600

Total Current Liabilities	1,850	1,600

TOTAL LIABILITIES	$1,850	$1,600

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 5,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 70,000,000
Issued and Outstanding: 63,700,000	63,700	63,700

Additional Paid-In Capital	41,800	41,800
Accumulated Deficit during Development Stage	(107,350)	(103,294)

Total Stockholders' Equity	(1,850)	2,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$3,806

The accompanying notes are an integral part of these financial statements.

310 Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From
			Inception on
			April 20, 2006
	For the Three months ending		to March 31,
	3/31/2009	3/31/2008	2009

REVENUES	$-	$-	$39,050

EXPENSES

General and administrative	4,056	7,519	105,238

Total Expenses	4,056	7,519	105,238

OPERATING INCOME (LOSS)	(4,056)	(7,519)	(66,188)

OTHER EXPENSES

Interest expense	-	-	35,668

Total other expenses	-	-	35,668

INCOME TAX (BENEFIT) PROVISION	-	1,955	5,494

NET INCOME (LOSS)	$(4,056)	$(5,564)	$(107,350)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	63,700,000	63,700,000

The accompanying notes are an integral part of these financial statements.

310 Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				DEFICIT
				ACCUMULATED	TOTAL
			ADDITIONAL	DURING	STOCKHOLDER'S
	COMMON STOCK		PAID-IN	DEVELOPMENT	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)
Balance at inception on April 20, 2006	-	$-	$-	$-	$-

Common stock issued for cash at $0.0005 per share on May 2, 2006	40,250,000	40,250	(20,250)	-	20,000

Common stock issued for stock offering cost at $0.0005 per share on December 11, 2006	2,450,000	2,450	(1,233)	-	1,217

Common stock issued for cash at $0.004 per share on December 11, 2006	21,000,000	21,000	69,000	-	90,000

Stock offering costs paid	-	-	(5,717)		(5,717)

Net income/(loss) for the year ended December 31, 2006				(1,510)	(1,510)

Balance, December 31, 2006	63,700,000	63,700	41,800	(1,510)	103,990

Net income/(loss) for the year ended December 31, 2007				9,178	9,178

Balance, December 31, 2007	63,700,000	63,700	41,800	7,668	113,168

Net income/(loss) for the year ended December 31, 2008				(110,962)	(110,962)

Balance, December 31, 2008	63,700,000	63,700	41,800	(103,294)	2,206

Net income/(loss) for the period ended March 31, 2009				(4,056)	(4,056)

Balance, March 31, 2009	63,700,000	63,700	41,800	(107,350)	(1,850)

The accompanying notes are an integral part of these financial statements.

310 Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From
			Inception on
			April 20, 2006
	For the Three months ending		to March 31,
OPERATING ACTIVITIES	3/31/2009	3/31/2008	2009

Net income (loss)	$(4,056)	$(5,564)	$(107,350)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	250	550	1,850

Net Cash Provided (Used) by
Operating Activities	(3,806)	(5,014)	(105,500)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Stock offering costs	-	-	(4,500)
Common stock issued for cash	-	-	110,000

Net Cash Provided by
Financing Activities	-	-	105,500

NET DECREASE IN CASH	(3,806)	(5,014)	-

CASH AT BEGINNING
OF PERIOD	3,806	268,170	-

CASH AT END OF PERIOD	-	263,156	-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$35,668
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Stock offering costs paid in common stock	$-	$-	$1,217

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SUBSEQUENT EVENTS

John Bordynuik purchased 63% of the issued and outstanding shares of 310 Holdings, Inc. on April 24, 2009.   Subsequently, John Bordynuik was appointed President and CEO of the Company.  The Company’s revised objective is to develop new technologies and to acquire assets.

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

Management has started to commence operations with Plastic2Oil, a process and service that extracts fuel from plastic.

John Bordynuik purchased 63% of the issued and outstanding shares of 310 Holdings on April 24, 2009.   Subsequently, John Bordynuik was appointed President and CEO of the Company.  Our revised objective is to develop new technologies and to acquire assets.

Management is transitioning our company to become a global technology leader whose purpose is to mine data from Bordynuik’s large information archive, find under-productive entities to inject our superior proprietary technologies into, and benefit from increased productivity and profitability, beginning with Plastic2Oil.

Mr. Bordynuik designed hardware and software to recover planetary and sensor data from old magnetic media for various government and institutional archives for more than 20 years, amassing what is believed by management to be the world's largest solution and algorithm archive. We have access to terabytes of this normalized earth sensor data (heat budget, solar radiation, gravitational, magnetic, and vibration information), algorithms, massive research archive, and other related information.

While mining through the research archive, John Bordynuik found the solution, catalyst and process to a break down plastics to liquid hydrocarbons. Mr. Bordynuik had explored Plastic to Oil conversion when employed at the Ontario, Canada  legislature but there was no research available at that time to make the conversion commercially viable. This recently mined research was conducted when plastic was not as widespread as today and oil prices were very low. It appears to our management that the research was conducted for non-commercial purposes and it had no commercial value at the time.

Our research has revealed that this process and catalyst is not presently commercialized. By integrating this technology into a large batch processor we believe, but cannot guarantee, that we can accomplish the following:

•	Approximately one liter of fuel is extracted for every pound of plastic.
•	Some fuel byproduct provides the energy necessary to fuel the process thereby eliminating energy costs.
•	Due to our catalyst and a highly optimized process, fuel can be extracted in four hours from a large source of raw unwashed, mixed plastics.
•	The process will be highly automated.
•	Raw materials cost approximately $0.10/lbs which produce approximately one liter of fuel.
•	There is no residue.

Our management believes that this technology has significant advantages over biodiesel operations due to their high operating costs, the high costs of raw materials, and the high energy requirements by their processes.

Alan Barnett, our Head Chemist, will oversee the optimization and deployment of our first volume Plastic2Oil processor anticipated in July, 2009.

For the three months ended March 31, 2009, we did not generate any revenues, and incurred a net loss of $4,056 compared with no net revenues and a net loss of  $5,564 for the three months ended March 31, 2008. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of operations.

Generating sales in the next 12 months is imperative for us to continue as a going concern. We believe that we will be required to generate a minimum of approximately $2,000,000 in revenues over the next 12 months in order for us to support ongoing operations. If we do not generate sufficient revenues to meet our expenses over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Since our incorporation, we have raised a total of $105,500 through private sales of our common equity. Additionally, a shareholder (a prior Officer and Director) advanced $141,600 to us. In May 2006, we issued 5,750,000 shares of our common stock to Nicole Wright, an officer and director, in exchange for cash in the amount of $20,000 and on March 2, 2006 we issued 350,000 shares of our common stock to Nevada Business Development Corporation for services in the amount of $350. Additionally, in August and September 2006, we sold an aggregate of 3,000,000 shares of our common stock to 26 unrelated third parties for cash proceeds of $90,000. John Bordynuik, our appointed President and CEO, has advanced our company $50,000 since April 24, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC.  In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time.  You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Lack Of Segregation Of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such.  We are not aware of any disputes involving the Company and the Company has no known claim, actions or inquiries from any federal, state or other government agency.  We are not aware of any claims against the Company or any reputed claims against it at this time.

ITEM 1A - Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. However, the following risk factors, in addition to risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 should be considered

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

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

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

·	Actual or anticipated fluctuations in our future business and operating results;

·	Changes in or failure to meet market expectations;

·	Fluctuations in stock market price and volume

WE DO NOT INTEND TO PAY DIVIDENDS

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

OPERATING HISTORY AND LACK OF PROFITS COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.  THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS, AND FINANCIAL CONDITION.

We will be relying on additional financing and funding. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects, and financial condition.

OUR BUSINESS PLAN RELIES ON SIGNIFICANT REVENUE FROM NATIONAL, STATE AND LOCAL GOVERNMENTS AND REDUCTION IN GOVERNMENT REVENUE COULD EFFECT OUR BUSINESS PLAN

A significant portion of our business plan relies upon our ability to successfully charge licensing and other fees to governmental agencies for our services.    The recent worldwide financial crisis, coupled with dramatic reductions in state revenues due to reduced property values and the economic downturn, creates substantial additional uncertainty in both the size and administration of governmental budgets.  In turn, our business plan may be adversely affected if governmental budgets are reduced, if any limitations or restrictions are placed upon the acquisition of new products or services like ours (such as a “freeze” on new products or services) or if expenditure priorities are changed, particularly if budgets available for emergency management services are reduced.    We believe that our services provide a key benefit to emergency managers and the general public,  and that we will ultimately be able to successfully market our services on a widespread basis  but we have no control over general economic conditions or the administration of public funds, so the actual timing of the rate of adoption is subject to additional uncertainty.    Should such uncertainties otherwise adversely affect the execution of our business plan, we will make appropriate adjustments to our plan, generally, and/or to the execution of our plan, specifically, in light of the then-available resources, existing prospects, and rapidly changing conditions.   By way of example, if our adoption rates in the governmental sector are significantly reduced, we may elect to curtail the growth of our operations, divert more resources toward the pursuit of private sector (rather than governmental) enterprises, adjust the pricing or terms of our offerings, or any combination of the foregoing.   In anticipation of the potential for a reduction in the short-term revenue from our services, particularly from our governmental prospects, we have already scaled back expenditures beyond previously planned levels.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the period ended March 31, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2009.

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

310 HOLDINGS, INC.

Date: May 20, 2009	By:	/s/ John Bordynuik
John Bordynuik
President, CEO, Director

Date: May 20, 2009	By:	/s/ John Bordynuik
John Bordynuik
Chief Financial Officer