Form 10-Q
period 2009-06-30
310 HOLDINGS, INC.
filed 2009-08-18
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACTOF 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b of the Exchange Act (Check one):

 Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange
Act).  Yes   ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2009
Common stock, $0.001 par value	53,790,513

310 HOLDINGS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED JUNE 30, 2009

TABLE OF CONTENTS
FORM 10-Q

June 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Control and Procedures	15

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURE

i

310 HOLDINGS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
June 30, 2009

PART I

ITEM 1 – FINANCIAL STATEMENTS

310 Holdings, Inc.
(A Development Stage Company)
BALANCE SHEETS

ASSETS

CURRENT ASSETS	6/30/2009	12/31/2008

Cash	$200,724	$3,806
Accounts Receivable	47,600	-
Allowance for Doubtful Accounts	(2,380)	-
Stock Proceeds Receivable	50,000	-

Total Current Assets	295,944	3,806

TOTAL ASSETS	$295,944	$3,806

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$3,562	$1,600

Total Current Liabilities	3,562	1,600

TOTAL LIABILITIES	$3,562	$1,600

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 5,000,000
Issued and Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 70,000,000
Issued and Outstanding: 53,790,513	63,791	63,700

Treasury Stock - returned to company at no value	-	-

Additional Paid-In Capital	316,637	41,800
Accumulated Deficit during Development Stage	(88,046)	(103,294)

Total Stockholders' Equity	292,382	2,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$295,944	$3,806

The accompanying notes are an integral part of these financial statements.

310 Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			From
			Inception on
			April 20, 2006
	For the 6-months ending		to June 30,
	6/30/2009	6/30/2008	2009

REVENUES	$47,600	$11,250	$86,650

COST OF SERVICES	3,390	-	3,390

GROSS PROFIT OR (LOSS)	44,210	11,250	83,260

EXPENSES

General and administrative	28,809	9,732	129,991

Total Expenses	28,809	9,732	129,991

OPERATING INCOME (LOSS)	15,401	1,518	(46,731)

OTHER EXPENSES

Interest expense	153	-	35,821

Total other expenses	153	-	35,821

INCOME TAX (BENEFIT) PROVISION	-	592	5,494

NET INCOME (LOSS)	$15,248	$926	$(88,046)

BASIC INCOME (LOSS) PER SHARE	$0.00	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,700,000	63,700,000	48,563,967

The accompanying notes are an integral part of these financial statements.

310 Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the 3-months ending
	6/30/2009	6/30/2008

REVENUES	$47,600	$11,250

COST OF SERVICES	3,390

GROSS PROFIT OR (LOSS)	44,210	11,250

EXPENSES

General and administrative	24,753	2,213

Total Expenses	24,753	2,213

OPERATING INCOME (LOSS)	19,457	9,037

OTHER EXPENSES

Interest expense	153	-

Total other expenses	153	-

INCOME TAX (BENEFIT) PROVISION	-	(2,547)

NET INCOME (LOSS)	$19,304	$6,490

The accompanying notes are an integral part of these financial statements.

310 Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				DEFICIT
				ACCUMULATED	TOTAL
			ADDITIONAL	DURING	STOCKHOLDER'S
	COMMON STOCK		PAID-IN	DEVELOPMENT	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)

Balance at inception on
April 20, 2006	-	$-	$-	$-	$-

Common stock issued for cash
at $0.0005 per share on	40,250,000	40,250	(20,250)	-	20,000
May 2, 2006

Common stock issued for stock
offering cost at $0.0005 per	2,450,000	2,450	(1,233)	-	1,217
share on December 11, 2006

Common stock issued for cash
at $0.004 per share on	21,000,000	21,000	69,000	-	90,000
December 11, 2006

Stock offering costs paid	-	-	(5,717)		(5,717)

Net income/(loss) for the year
ended December 31, 2006				(1,510)	(1,510)

Balance, December 31, 2006	63,700,000	63,700	41,800	(1,510)	103,990

Net income/(loss) for the year
ended December 31, 2007				9,178	9,178

Balance, December 31, 2007	63,700,000	63,700	41,800	7,668	113,168

Net income/(loss) for the year
ended December 31, 2008				(110,962)	(110,962)

Balance, December 31, 2008	63,700,000	63,700	41,800	(103,294)	2,206

In-kind Contribution			3,390	-	3,390

Common stock returned to treasury
stock at no value on June 16, 2009	(10,000,000)	-	-	-	-

Common stock issued for cash
at $3.00 per share on June 30, 2009	66,667	67	199,933	-	200,000

Common stock issued for debt
cancellation at $3.00 per share on
June 30, 2009	23,846	24	71,514	-	71,538

The accompanying notes are an integral part of these financial statements.

310 Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
(continued)

DEFICIT
				ACCUMULATED	TOTAL
			ADDITIONAL	DURING	STOCKHOLDER'S
	COMMON STOCK		PAID-IN	DEVELOPMENT	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)

Net income/(loss) for six months				15,248	15,248
ended June 30, 2009					-

Balance, June 30, 2009	53,790,513	63,791	316,637	(88,046)	292,382

The accompanying notes are an integral part of these financial statements.

310 Holdings, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			From
			Inception on
			April 20, 2006
	For the 6-months ending		to June 30,
OPERATING ACTIVITIES	6/30/2009	6/30/2008	2009

Net income (loss)	$15,248	$926	$(88,046)
Adjustments to reconcile net loss to
net cash used by operating activities:

Adjustments for charges not requiring outlay of cash:
In-kind Contribution	3,390	-	3,390
Stock issued for debt cancellation	71,538	-	71,538

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(45,220)	-	(45,220)
(Increase) decrease in stock proceeds receivable	(50,000)	-	(50,000)
Increase (decrease) in accounts payable	1,962	550	3,562

Net Cash Provided (Used) by
Operating Activities	(3,082)	1,476	(104,776)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Stock offering costs	-	-	(4,500)
Common stock issued for cash	200,000	-	310,000

Net Cash Provided by
Financing Activities	200,000	-	305,500

NET DECREASE IN CASH	196,918	1,476	200,724

CASH AT BEGINNING
OF PERIOD	3,806	268,170	-

CASH AT END OF PERIOD	200,724	269,646	200,724

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$35,668
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Stock offering costs paid in common stock	$-	$-	$1,217

The accompanying notes are an integral part of these financial statements.

310 HOLDINGS, INC.

Notes to the financial statements

1.   Summary of Significant Accounting Policies:

Industry - 310 Holdings, Inc. (the Company) was incorporated in the state of Nevada on April 20, 2006. We are a startup company and have not yet realized any significant, consistent revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. Management has started to commence operations with Plastic2Oil, a process and service that extracts fuel from plastic. Management is transitioning our company to become a global technology leader, whose purpose is to mine data from Bordynuik’s large information archive, find under-productive entities to inject our superior proprietary technologies into, and benefit from increased productivity and profitability, beginning with Plastic2Oil. Mr. Bordynuik designed hardware and software to recover planetary and sensor data from old magnetic media for various government and institutional archives for more than 20 years, amassing what is believed by management to be the world's largest solution and algorithm archive. We have access to terabytes of this normalized earth sensor data (heat budget, solar radiation, gravitational, magnetic, and vibration information), algorithms, massive research archive, and other related information.

The Company’s fiscal year end is December 31, a calendar year end.

Significant Accounting Policies:

The Company’s management has adopted the following accounting policies.

Basis of Accounting - The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Estimates and adjustment - The Company’s management is of the opinion that all estimates and adjustment have been made in accordance with Generally Accepted Accounting Principle in order for the financial statements to not be misleading.

Revenue Recognition - The Company started to generate revenues from the sales of the tape reading services.  The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Income Taxes - The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share - Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 and 2008.

Concentrations of Credit Risk- Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC.

2.   Related Party Transactions:

A stockholder may loan the Company working capital from time to time. As of June 30, 2009, $71,538 of stockholder loan payable was used as operating expenses. On June 30, 2009, the Company issued 23,846 shares of restricted common stock in satisfaction of stockholder loans payable for a value of principal and interest in the amount of $71,538, or $3.00 per share.

3.   Accounts Receivable:

The Company carries balances from time to time in accounts receivable for services performed. The Company’s management has established an allowance for doubtful accounts for those accounts that may not be collectible.

4.   Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

5. Income Taxes:

The Company has a net operating loss that may be used to offset future income for tax purposes for a period of 20 years from the date of inception of these losses. These losses were derived solely from operating activities. The net operating losses create a deferred tax asset as a benefit to the Company in the amount of $17,609. The Company has set up a valuation allowance of $17,609 to reduce the deferred tax asset, as in the opinion of management; it is more likely than not that some portion or the entire deferred tax asset will not be realized.

The income tax payable that was accrued for the quarters ending was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is an estimate of what may be the tax liability for the current year end.

The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$13,207
State net operating loss	4,402

Total deferred tax assets	17,609
Less valuation allowance	(17,609)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2009 to reduce such asset to zero. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended June 30, 2009 and 2008 is as follows:

	2009	2008
Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

6.   Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.

7.   Operating and Capital Lease Agreements:

 The Company has not entered into any short-term or long-term leases.

8. Note Payable:

The Company has no notes payable at this time.

9.  Stockholder Equity:

 The Company has 70,000,000 common shares authorized at par value of $0.001 and 53,790,513 issued and outstanding as of June 30, 2009.

10.  Employment Contract and Incentive Commitments:

The Company has no employment contracts and incentive commitments.

11.  Required Cash Flow Disclosure for Interest and Taxes Paid:

The Company has made no cash payments for interest or income taxes. A related party pays expenses on behalf of the Company which are recorded as non-cash in-kind contributions to equity.

12.  Contingent Liabilities:

Currently the Company has not identified any contingent liabilities that may be due.

13. Subsequent Events:

On July 15, 2009, 310 Holdings, Inc. entered into an asset purchase agreement to purchase and assume certain assets of John Bordynuik, Inc. (“JBI”), a Delaware corporation. Under the terms of the Agreement, the Company will issue 809,593 shares of common stock, par value $0.001 per share in consideration for the assets of JBI.

During July 2009, the Company entered into a lease agreement to rent an office space of 790 sq. ft. in Cambridge, Massachusetts for a base term of 12 months.

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

While mining through his research archive, John Bordynuik found the solution, catalyst and process to a break down plastics to liquid hydrocarbons. Mr. Bordynuik had explored Plastic to Oil conversion when employed at the Ontario, Canada legislature but there was no research available at that time to make the conversion commercially viable. This recently mined research was conducted when plastic was not as widespread as today and oil prices were very low. It appears to our management that the research was conducted for non-commercial purposes and it had no commercial value at the time.

Our research has revealed that this process and catalyst is not presently commercialized. By integrating this technology into a large batch processor we believe, but cannot guarantee, that we can accomplish the following:

*	Approximately one liter of fuel is extracted for every kilogram of plastic.
*	Some fuel byproduct provides the energy necessary to fuel the process thereby eliminating energy costs.
*	Due to our catalyst and a highly optimized process, fuel can be extracted in four hours from a large source of raw unwashed, mixed plastics.
*	The process will be highly automated.

Our management believes that this technology has significant advantages over biodiesel operations due to their high operating costs, the high costs of raw materials, and the high energy requirements by their processes.

Alan Barnett, our Head Chemist, will oversee the optimization and deployment of our first volume Plastic2Oil processor anticipated in late August, 2009.

In Addition, 310 Holdings is also in the business of migrating data through the use of its tape drives. We currently have a mobile data container that can be deployed to migrate customers data onsite. We acquired tape drives, servers, and the mobile data container through the acquisition of certain assets from John Bordynuik Inc.

Industry Overview

Data Migration

Presently, competitors use off-the-shelf hardware which has limited capabilities to read old computer backup tapes. We have acquired customized hardware that is specifically designed to read old tapes with bit-level mechanical validation. We have been in discussion with many potential clients and they are unable to read their old backup tapes with legacy original hardware.

Plastic2Oil

Current processes used in the industry require excessive amounts of energy which often make alternative fuels not viable. Recently, many biodiesel facilities have filed bankruptcy because their energy conversion costs exceed the value of the diesel product they produce.

In particular biodiesel producers have the following challenges:

•	High-energy requirements;

•	Very poor energy return;

•	As oil prices rise, biodiesel won't necessarily become more viable;

•	Large biodiesel plants incur high transportation costs of raw and processed materials;

•	Algae biodiesel presently costs $32/gallon to produce;

•	Biodiesel factories are heavily dependent on commodity prices of raw materials and energy prices;

Management intends to exploit our technology to overcome the challenges facing alternative energy corporations.

Revenues

During this quarter, 310 Holdings Inc was in transition from the change in ownership as well as acquiring certain assets of John Bordynuik, Inc to commence tape reading operations.  The acquisition of John Bordynuik, Inc completed on July 15, 2009, after this quarter ended.  The company is reporting two days of revenue for June 29, and June 30, 2009.

For the three months ended June 30, 2009, we generated $47,600 revenues, and incurred a net profit of $19,304 compared with revenues of $11,250 and a net loss of $6,490 for the three months ended June 30, 2008.

Our sales will be dependent on the volume and price of the fuel we sell in the future.  The selling prices that we realize in the future for our fuel will be closely linked to the market prices of petroleum-based diesel fuel, the supply and demand of diesel fuel, as well as the tax incentives offered by governments in North America for the production of alternative fuels.

Our gross margin is driven by the cost of the feedstock (plastic waste) and other chemical inputs used in our production of fuel.  We will initially purchase feedstock and other inputs both on the spot market and pursuant to fixed, short-term supply agreements.

Our profit margins and financial condition are significantly affected by the cost and supply of raw plastic waste feedstock and other inputs in the commodity markets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls. John Bordynuik, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report8 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Bordynuik concluded that our disclosure controls and procedures were effective as of June 30, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

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

ITEM 1A. RISK FACTORS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the period ended June 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2009.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits

                31.1         Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1         Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

                On April 10, 2009 and April 20, 2009, we filed amended Form 8ks with the SEC based on the change in auditors.

                On April 24, 2009 we filed a Form 8k with the SEC based on the change in control of the Company.

On June 26, 2009 we filed a Form 8k with the SEC based on the asset acquisition with John Bordynuik, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

310 HOLDINGS, INC.

Date: August 17, 2009	By:	/s/ John Bordynuik
John Bordynuik
President, CFO, CEO, Director