Form 10-Q
period 2009-09-30
JBI, INC.
filed 2009-11-16
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       ☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACTOF 1934

For the quarterly period ended September 30, 2009

    ☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

JBI, INC.
(Name of Registrant as specified in its charter)

Nevada	20-4924000
(State or other jurisdiction of incorporation or jurisdiction)	(I.R.S. Employer Identification Number)

500 Technology Square
Cambridge, Massachusetts 02139
 (Address of principal executive offices)

Copies of communications to:
Anslow & Jaclin, LLP
195 Route 9, Suite 204
Manalapan, New Jersey 07726

Registrant’s telephone number, including area code:  905-354-7222

310 Holdings, Inc.
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
Act).  Yes   ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2009
Common stock, $0.001 par value	58,725,106

JBI, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS
FORM 10-Q

September 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Control and Procedures	25

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

SIGNATURE

JBI, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
September 30, 2009

PART I

ITEM 1 – FINANCIAL STATEMENTS

JBI, Inc.
BALANCE SHEET
As of September 30, 2009

ASSETS

CURRENT ASSETS	9/30/2009	12/31/2008

Cash	$520,331	$554,205
Prepaid Expense	458,102	289,298
Accounts Receivable	1,519,443	2,036,539
Advances	24,355	626
Inventory	1,381,143	1,484,225
Media Credits	9,997,134	-

Total Current Assets	13,900,508	4,364,893

FIXED ASSETS

Property Plant and Equipment - Net	1,272,065	707,323

Total Property Plant and Equipment	1,272,065	707,323

OTHER ASSETS

Deposits	99,052	4,333
Goodwill	7,550,847	2,203,803

Total Other Assets	7,649,899	2,208,136

TOTAL ASSETS	$22,822,472	$7,280,352

The accompanying notes are an integral part of these financial statements.

JBI, Inc.
BALANCE SHEET
As of September 30, 2009 and 2008

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES	9/30/2009	12/31/2008

Accounts Payable & Accrued Expenses	$1,063,547	$1,292,873
Notes Payable & Line of Credit	199,550	270,178
Loans from Shareholders	59,684	-

Total Current Liabilities	1,322,781	1,563,051

LONG-TERM LIABILITIES

Loans Payable	7,192,562	3,358,515

Total Long-Term Liabilities	7,192,562	3,358,515

TOTAL LIABILITIES	8,515,343	4,921,566

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.001;
Authorized: 150,000,000
Issued and Outstanding: 58,725,106 and 63,700,000	58,725	63,700
Additional Paid-In Capital	11,845,417	41,800
Accumulated Earnings	2,402,987	2,253,286

Total Stockholder's Equity	14,307,129	2,358,786

TOTAL LIABILITIES AND EQUITY	$22,822,472	$7,280,352
The accompanying notes are an integral part of these financial statements.

JBI, Inc.
STATEMENT OF OPERATIONS
For the three months ending September 30, 2009 and 2008

	3 months	3 months
	ending	ending
	9/30/2009	9/30/2008

REVENUE	$3,819,656	$3,699,759

COST OF SERVICES	2,268,563	3,349,176

GROSS PROFIT OR (LOSS)	1,551,093	350,583

GENERAL AND ADMINISTRATIVE EXPENSES	1,591,077	258,591

OPERATING INCOME (LOSS)	(39,984)	91,992

OTHER (INCOME) EXPENSE

Interest Income	(4)	-
Interest Expense	6,810	116,798

Total Other Income (Expense)	6,806	116,798

NET INCOME (LOSS)	$(46,790)	$(24,806)
The accompanying notes are an integral part of these financial statements.

JBI, Inc.
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2009 and 2008

	9 months	9 months
	ending	ending
	9/30/2009	9/30/2008

REVENUE	$10,132,399	$10,045,746

COST OF SERVICES	7,635,361	9,086,181

GROSS PROFIT OR (LOSS)	2,497,038	959,565

GENERAL AND ADMINISTRATIVE EXPENSES	2,327,614	835,709

OPERATING INCOME (LOSS)	169,424	123,856

OTHER (INCOME) EXPENSE

Royalty Income	-	10,000
Interest Income	4	50
Interest Expense	19,727	274,393

Total Other Income (Expense)	(19,723)	(264,343)

NET INCOME (LOSS)	149,701	(140,487)

Earnings (loss) per share	$0.003	$(0.002)

Weighted average number of common shares	54,433,208	63,700,000

The accompanying notes are an integral part of these financial statements.

JBI, Inc.
STATEMENT OF STOCKHOLDERS' EQUITY
As of September 30, 2009

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Balance, December 31, 2006	63,700,000	63,700	41,800	459,222	564,722

Net income/(loss)				1,898,216	1,898,216

Balance, December 31, 2007	63,700,000	63,700	41,800	2,357,438	2,462,938

Net income/(loss)				(104,152)	(104,152)

Balance, December 31, 2008	63,700,000	63,700	41,800	2,253,286	2,358,786

In Kind Contribution			3,390		3,390

Common Stock returned to treasury	(10,000,000)	(10,000)	10,000	-	-
at no value on June 16, 2009

Common stock issued for cash	66,667	67	199,933		200,000
at $3.00 per share on June 30, 2009

Common stock issued for debt	23,846	24	71,514		71,538
cancellation at $3.00 per share on
June 30, 2009

Common stock issued for assets	809,593	810	930,222		931,032
at $1.15 per share on July 15, 2009

Common stock issued for media credits	1,000,000	1,000	9,996,134		9,997,134
on August 24, 2009

Common stock issued for acquisition of	2,500,000	2,500	2,497,500		2,500,000
subsidiary on August 24, 2009

Common stock issued for acquisition of	625,000	625	749,375		750,000
subsidiary on September 30, 2009

Equity adjustment for goodwill in subsidiary			(2,669,220)		(2,669,220)

In Kind Contribution			14,768		14,768

Net income/(loss)				149,701	149,701

Balance, September 30, 2009	58,725,106	58,725	11,845,417	2,402,987	14,307,129
The accompanying notes are an integral part of these financial statements.

JBI, Inc.
STATEMENTS OF CASH FLOWS
For the nine months ending September 30, 2009 and 2008

	9 months	9 months
	ending	ending
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2009	9/30/2008

Net income (loss)	$149,701	$(140,487)

In Kind contribution of expense/barter	93,490	85,947
Depreciation expense	258,665	480
(Increase) decrease in accounts receivable	517,096	82,431
(Increase) decrease in inventory	103,082	(127,420)
(Increase) decrease in prepaid expenses	(168,804)	(67,169)
(Increase) decrease in deposits	(94,719)	-
Increase (decrease) in accounts payable/accrued expenses	(229,326)	(134,313)

Total adjustments to net income	479,484	(160,044)

Net cash provided by (used in) operating activities	629,185	(300,531)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for intangible assets	(150,000)	-
Cash paid for equipment	(564,742)	(71,722)

Net cash flows provided by (used in) investing activities	(714,742)	(71,722)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued for cash	200,000	-
Cash received (paid) on notes payable	(208,001)	509,602
Cash received from related party	59,684	852

Net cash flows provided by (used in) financing activities	51,683	510,454

CASH RECONCILIATION

Net increase (decrease) in cash	(33,874)	138,201
Cash - beginning balance	554,205	416,004

CASH BALANCE - END OF PERIOD	$520,331	$554,205

The accompanying notes are an integral part of these financial statements.

JBI, INC.
Notes to the financial statements

NOTE 1 - ORGANIZATION

Industry – JBI, Inc, (formerly known as 310 Holdings, Inc.) (the Company) was incorporated in the state of Nevada on April 20, 2006. Our efforts have focused primarily on the development and implementation of our business plan. Management is transitioning our company to become a global technology leader whose purpose is to mine data from Bordynuik’s large information archive, find under-productive entities to inject our superior proprietary technologies into, and benefit from increased productivity and profitability, beginning with Plastic2Oil.

Management immediately started to execute the business plan by acquiring two revenue generating sources during this quarter. Detailed summaries of each acquisition are described below.

JAVACO, INC. - 100% owned subsidiary

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), for its know-how in world-wide communications and its business experience in Mexico and South America. Management intends to utilize Javaco’s expertise to launch Plastic2Oil sites in Mexico and South America and to develop a secure communications infrastructure between the Plastic2Oil sites and the Company.  JAVACO, Inc. currently distributes over 100 lines of equipment from fiber optic transmitters to RF connectors. To further enhance business in the United States, new distribution lines are frequently being added including a line of home theater and audio video products.

PAK-IT, LLC. – 100% owned subsidiary

On September 30, 2009, the Company acquired Pak-It, LLC, a Florida limited liability company. Pak-It operates two business units: 1) a bulk chemical processing, mixing, and packaging facility and 2) a patented delivery system that packages condensed cleaners in a small water soluble package. The acquisition of PakIt, LLC was primarily driven by the Company’s desire to access the experience that the PakIt management team has in chemistry, marketing, sales, operations, finance, and particularly in real estate and franchise related mergers and acquisitions. Management intends to utilize the PakIt team to help grow all of the Company’s business segments including the Philadelphia plant which will perform the following:

•	Bulk packaging facility will mix and package the catalyst used in the Plastic2Oil process.
•	Continue to manufacture PakIt water-soluble sachets and assist in setting up Canada operations for manufacturing and sale of PakIt products in Canada.
•	To sell cleaners using PakIt’s technology in the retail space.

JBI, INC.
Notes to the financial statements

The Company’s fiscal year end is December 31, a calendar year end.

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three and nine months ended September 30, 2009, and 2008 and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.

Estimates and adjustment

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

Revenue Recognition

The Company applies FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

JBI, INC.
Notes to the financial statements

Fair Value of Financial Instruments

The Company follows FASB Accounting Standards Codification for disclosures about fair value of its financial instruments of the FASB Accounting Standards to measure the fair value of its financial instruments. FASB Accounting Standards Codification establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009 and 2008.

Income Taxes

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

Earnings Per Share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

JBI, INC.
Notes to the financial statements

Concentrations of Credit Risk

 Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC.

Recently Re-codified Accounting Standards

The Financial Accounting Standards Board (FASB) took Accounting Standard Pronouncements and EITFs and codified them into the FASB Accounting Standards Codification.  The Company also uses as reference SEC rules, regulations, interpretive releases, and SEC staff guidance.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

-	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

-	of management’s assessment of the effectiveness of its internal control over financial reporting as of year-end; and

-	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

Effective July 1, 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

JBI, INC.
Notes to the financial statements

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

JBI, INC.
Notes to the financial statements

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Long lived assets, including property and equipment and certain intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values.  Measurement of an impairment loss is based on the fair value of the asset.  Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Property and Equipment are first recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Computer equipment                                                   3  years
Vehicles                                                                         5  years
Furniture and fixtures                                                  7  years
Plant and plant machinery                                        15  years
Office and industrial buildings                                25  years

JBI, INC.
Notes to the financial statements

Maintenance and repairs, as incurred, are charged to expense.  Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts; gain or loss on the disposition thereof is included as income.

NOTE 4 – RELATED PARTY TRANSACTIONS

A stockholder may loan the Company working capital from time to time. As of September 30, 2009, $59,684 of stockholder loan payable was used as operating expenses.

NOTE 5 – ACCOUNTS RECEIVABLE

The Company carries balances from time to time in accounts receivable for services performed. The Company’s management has established an allowance for doubtful accounts for those accounts that may not be collectible.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.

NOTE 7 – OPERATING AND CAPITAL LEASE AGREEMENTS

During July 2009, the Company entered into a lease agreement to rent an office space of 790 sq. ft. in Cambridge, Massachusetts for $40 per rentable square foot per year with a base term of 12 months.

Subsidiaries:

Javaco, Inc.

•	During January 2009, Javaco, Inc. entered into a 24-month lease agreement for Dell equipment with monthly payments of $109.43.

JBI, INC.
Notes to the financial statements

Pak-It, LLC.

•
On November 1, 2007, Dickler Chemical Laboratories, Inc. (a wholly owned subsidiary of Pak-It, LLC.) entered into a 5-year renewable lease agreement to lease approximately 50,000 square feet lot of ground with the buildings and improvements thereon erected known as 4201 Torresdale Avenue in Philadelphia, Pennsylvania with the monthly payments of $4,166.66. The lease may be extended to the term of this lease for four additional terms of five year each. Rent for renewal terms shall be as follows:

1st  Renewal term - $55,000 (years 6-10)
2nd Renewal term - $60,000 (years 11-15)
3rd Renewal term - $65,000 (years 16-20)
4th Renewal term - $70,000 (years 21-25)

NOTE 8 – NOTES PAYABLE

On September 30, 2009, the Company issued a liability note payable of $2,665,000 and a note payable of $1,200,000, collectively called the “Notes” to Geoffrey C. Weber, as Trustee of the Pak-It Members’ Trust.  The notes mature on or before December 29, 2009 with interest after date at the rate of ten percent (10%) per annum computed on the basis of the actual number of days elapsed over the an assumed 360-day year.

Subsidiaries:

Javaco, Inc,

•	On May 12, 2005, Javaco, Inc. entered into a loan with Nissan Finance in the amount of $31,847.85. The loan is a five year loan with an interest rate of 4% and a monthly payment of $586.52.

•
On March 11, 2008, Javaco, Inc. entered into an agreement whereby it borrowed $205,000 for working capital funds.  The terms of the agreement were to charge 6.75% interest per annum until maturity with monthly payments of 4,060.48.

•
Javaco, Inc. has a $200,000 credit line available, which is renewable with Chase Bank on an annual basis and carries an interest rate of 4.25%. The Company has renewed this credit line subsequent to the year ended December 31, 2008.

JBI, INC.
Notes to the financial statements

Pak-It, LLC.

•
On October 31, 2007, Pak-It, LLC. entered into an agreement whereby it borrowed $250,000 for working capital funds. The terms of this agreement were to charge 7.75% interest per annum until maturity on October 31, 2013 with monthly payments of $5,100.

•
On October 31, 2007, Pak-It, LLC. entered into an agreement whereby it borrowed $750,000 for working capital funds. The terms of this agreement were to charge 13.2% interest per annum until maturity on October 31, 2015.

•
On October 31, 2007, Pak-It, LLC. entered into an agreement whereby it borrowed $1,250,000 for working capital funds. The terms of this agreement were to charge 10.6% interest per annum until maturity on October 31, 2013. Beginning on the first day of February 2008 and on the first day of each February, May, August, November during the term of this loan, interest only payments, calculated at the annual rate of 8% shall be due and payable on the amount outstanding from time to time.

•
Pak-It, LLC. has a $1,550,000 credit line available, which is renewable with USAmeriBank (fka Liberty Bank) on an annual basis and carries an interest rate of prime rate of interest plus one-half percent. The Company has renewed this credit line subsequent to the year ended December 31, 2008.

NOTE 9 – STOCKHOLDER EQUITY

The Company has 150,000,000 common shares authorized at par value of $0.001 and 58,725,106 issued and outstanding as of September 30, 2009.

NOTE 10 – EMPLOYMENT CONTRACT AND INCENTIVE COMMITMENTS

The Company has no employment contracts and incentive commitments.

NOTE 11 – SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

The Company has experienced net operating losses in previous years and for the twelve months ending December 31, 2008.  As a result, no Federal or state income taxes have been paid during those periods.

For the nine months ending September 30, 2009, the Company accrued $303 as interest on the note payables.

For the nine months ending September 30, 2009, the Company paid cash interest in the amounts of $19,424.

JBI, INC.
Notes to the financial statements

NOTE 12 – SUBSEQUENT EVENTS

On September 2, 2009, 310 Holdings, Inc. amended the Company’s Articles of Incorporation to change the Company’s name to JBI, Inc, which was retroactively applied to the reporting period financial statements.

On October 1, 2009 the Company entered into an employment agreement with Rui Gama for a term of two years from the date of signing.  The Employee is to be paid a base salary of $65,000 per year. Subject to the terms and conditions provided in this Agreement, the Purchaser agrees to grant the Employee yearly an ISO of 120,000 shares.

On October 1, 2009, the Company entered into an Employment Agreement with Ronald Baldwin, Jr. The Company subsequently assigned and approved Mr. Baldwin to serve as the Chief Financial Officer to its wholly owned subsidiary Pak-It, LLC (“Pak-It”). In addition, the Company, Mr Baldwin and the law firm of MacFarlane, Ferguson & McMullen (the “Escrow Agent”) entered into an escrow agreement (the “Escrow Agreement”), whereby the Company has deposited $144,000 with the Escrow Agent representing a severance amount to be paid to Mr. Baldwin under certain circumstances set forth in the Employment Agreement.

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

Plan of Operations

JBI, Inc., formerly known as 310 Holdings Inc., was incorporated in the State of Nevada on April 20, 2006. John Bordynuik purchased 63% of the issued and outstanding shares of 310 Holdings on April 24, 2009.   Subsequently, John Bordynuik was appointed President and CEO of the Company.  Management has transitioned our company to become a global technology leader whose purpose is to mine data from Bordynuik’s large information archive, find under-productive entities to inject our superior proprietary technologies into, and benefit from increased productivity and profitability, beginning with Plastic2Oil.

Management immediately executed its business plan by acquiring three revenue generating sources during this quarter. Detailed summaries of each acquisition are described below.

Through these acquisitions, management believes that it has quickly assembled an experienced team of professionals that will allow the Company to grow both organically (within each subsidiary) and through synergistic acquisitions that have a demonstrated propensity towards being eco-friendly.

Through the recent recession it appears that conglomerates will reemerge as an effective way to pool financial and management resources and as such, JBI is positioning itself to pool resources so it can effectively deal with local and global issues of sustainability.   By offering “green” products and continuing to use its proprietary technologies the Company will help create solutions to enormous problems.  From PakIt™ products, where we save fuel by “not shipping water”, to Plastic2Oil where we will create fuel from what is currently a costly disposal problem, the Company is well positioned for growth.

Creating New Technology – Bit by Bit

To continue the Company’s plan of commercializing data mined from the tape recovery sector of our business we continued our work the last three months on a retrofitted lab-model Plastic2Oil processor. We also procured a 20 MT  (metric ton) Plastic2Oil Processor.

Using the prototype, the Company has been successful in producing ASTM certified fuel from the Plastic2Oil process and proprietary catalyst in quantities up to 100 liters. The company was unable to test its process in larger quantities as the 20MT processor is still being assembled. The 20MT processor is being meticulously assembled and each assembly process is being photographed and logged so that the processes and procedures for the final operating unit can modeled, independently tested, and the put into production quickly where plastic discards are readily available.  Management believes, based upon prototype testing to date, that each large processor will process 20 metric tons of plastic in a continuous operation.

On July 15, 2009, the Company closed a purchase agreement to purchase and assume certain assets of John Bordynuik Inc. The assets acquired were predominantly custom tapes drives, computer hardware, servers, and a mobile data recovery container to read and migrate data from computer tapes. The Company used the hardware to immediately service existing clients of the Company which includes processing tapes from NASA. This Agreement will allow the Company to read tapes to realize the revenue of migrating data of customers’ tapes at a flat rate.

On August 24, 2009, the Company acquired  Javaco, Inc. (“Javaco”), for its know how in world-wide communications and its business experience in Mexico and South America. Management intends to utilize Javaco’s expertise to launch Plastic2Oil sites in Mexico and South America and to develop a secure communications infrastructure between the Plastic2Oil sites and the Company.  JAVACO, Inc. currently distributes over 100 lines of equipment from fiber optic transmitters to RF connectors. To further enhance business in the United States, new distribution lines are frequently being added including a line of home theater and audio video products.

In connection with the Javaco acquisition, the Company acquired $9,997,134 of media credits in print and radio. Management intends to use the media credits to advertise information about its PakIt products (discussed later) and to locate premium Plastic2Oil sites.

On September 30, 2009, the Company acquired Pak-It, LLC, a Florida limited liability company. Pak-It operates two business units: 1) a bulk chemical processing, mixing, and packaging facility and 2) a patented delivery system that packages condensed cleaners in a small water soluble package. The acquisition of PakIt, LLC was primarily driven by the Company’s desire to access the experience that the PakIt management team has in chemistry, marketing, sales, operations, finance, and particularly in real estate and franchise related mergers and acquisitions. Management intends to utilize the PakIt team to help grow all of the Company’s business segments including the Philadelphia plant which will perform the following:

•	Bulk packaging facility will mix and package the catalyst used in the Plastic2Oil process.
•	Continue to manufacture PakIt water-soluble sachets and assist in setting up Canada operations for manufacturing and sale of PakIt products in Canada.
•	To sell cleaners using PakIt’s technology in the retail space.

Plastic2Oil Operations

The company commenced Plastic2Oil operations on April 24, 2009, a process and service that extracts fuel from plastic.

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

Our research has revealed that this process and catalyst is not presently commercialized. By integrating this technology into a large batch processor we believe, but cannot guarantee, that we can accomplish the following:

-	Approximately one liter of fuel is extracted for every kilogram of plastic.
-	Some fuel byproduct provides the energy necessary to fuel the process thereby eliminating energy costs.
-	Due to our catalyst and a highly optimized process, fuel can be extracted in four hours from a large source of raw unwashed, mixed plastics.
-	The process will be highly automated.
-
Certain municipalities and companies have agreed to provide raw materials to the Company at no cost,  or in some instances, the Company is compensated to accept the raw materials. The catalyst costs less than $0.01/litre. There is no guarantee that the raw materials will continue to be available in the amounts and upon terms satisfactory to the Company in every location that would support a Plastic2Oil processor. Consequently, the cost of feedstock is a variable that the Company will have to contend with.

-	There is no toxic residue.

Our management believes that this technology has significant advantages over biodiesel operations due to their high operating costs, the high costs of raw materials, and the high energy requirements by their processes.

John Bordynuik heads up the Company’s R&D group responsible for the development, automation of the P2O processors. This group is assembling a 10MT processor for use on land and manufactured a smaller mobile version for use on a flatbed trailer. John Bordynuik is actively working with ship engineers to develop an optimized high-volume P2O processor to be installed in oil tankers.

At this time the Company will continue forward with formalizing its plans to take the P2O process to market.  Leading the business planning process is a group of professionals who have experience in developing business operations in a licensing and franchise environment as well as vast experience real estate development and permitting.

The P2O effort will be lead by Robert G. Shoemaker, Geoffrey C. Weber, and Richard M. Haber and they are actively engaged in site selection as well as recruiting other professionals who have participated in nationwide launches of company owned units, licenses, joint ventures and franchises.

John Bordynuik Inc Asset Purchase

On June 25, 2009, the Company entered into an asset purchase agreement to purchase and assume certain assets of John Bordynuik, Inc., a Delaware corporation.  This is an arms-length agreement between the Company and John Bordynuik Inc by President and CEO John Bordynuik, who is the majority shareholder in both the Company and John Bordynuik Inc.

Under the terms of the Agreement, the Company issued 809,593 shares of common stock, par value $0.001 per share  in consideration for the assets of JBI.  The closing of the Agreement occurred on July 15, 2009.

The Company used the hardware to immediately service existing clients of the Company which includes processing tapes from NASA. This Agreement will allow the Company to read tapes to realize the revenue of migrating data of customers’ tapes at a flat rate and then recycle the old tapes by using our Plastic2Oil processor. As we are currently paid by clients to recycle these tapes, this will effectively cause a negative feedstock cost into our Plastic2Oil processor. These old tapes weigh approximately 2 kg each with their plastic cover, and we believe we will be able to produce 2 liters of fuel from every recycled tape.

Javaco Acquisition

On August 24, 2009, the Company and Domark International, Inc. (“Domark”) closed a Securities Purchase Agreement  whereby the Company purchased 100% of the issued and outstanding common shares of Javaco, Inc. (“Javaco”), a wholly owned subsidiary of Domark, in exchange for $150,000 and the issuance of 2,500,000 shares of the Company’s common stock to Domark.

In connection with the Agreement, Domark has also assigned $9,997,134 of media credits in print and radio to the Company in exchange for the issuance of 1,000,000 shares of the Company’s common stock.

JAVACO, Inc., formerly JAVA Company, opened for business in 1997 as a sole proprietorship. Prior to opening JAVA Co., Judith Vazquez, owner and President, worked several years in distribution sales and finally with RMS Electronics/Channel. JAVA Company's initial focus was the sale of used cable TV equipment, including amplifiers and converters to Colombia, Venezuela and Mexico. JAVA Company teamed up with a distributor in Argentina to jointly cover a larger Latin American market. JAVA Company acted as their US office, providing sales expertise and a much needed North American connection with the manufacturers. JAVA Company coordinated the sale, expediting, invoicing and exporting of equipment purchased from the US and Canadian suppliers. JAVACO, Inc. incorporated in March 2000. Javaco is part of the Supplier Diversity Network, WBENC. JAVACO, Inc. currently distributes over 100 lines of equipment from fiber optic transmitters to RF connectors.

To further enhance business in the United States, new distribution lines are frequently being added including a line of home theater and audio video products. Early in 2002, JAVACO, Inc. expanded its US business when it hired Tina Tomblin, with over 20 years in the cable television industry in both operations and sales, to manage sales in the United States.  Javaco will operate and manage the Company’s Plastic2Oil sites in Mexico.

Pak-It Acquisition

On September 30, 2009, 310 Holdings, Inc. (the “Company”) entered into a Unit Purchase and Exchange Agreement (the “Agreement”) with Pak-It, LLC, a Florida limited liability company (“Pak-It”) and the Pak-It, LLC unitholders (the “Pak-It Unitholders”).

Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding membership units and all of the assets of Pak-It including Pak-It’s wholly owned subsidiary Dickler Chemical Laboratories, Inc., in exchange for the issuance of 625,000 shares of the Company’s common stock and the issuance of two secured promissory notes. Pursuant to a loan agreement (the “Loan Agreement”), the Company issued a secured promissory note to a trustee in the amount of One Million Two Hundred

Thousand Dollars ($1,200,000) which is due on December 29, 2009 with a 10% interest rate (the “Note”). In addition, the Company has assumed and will satisfy certain liabilities of Pak-It by issuing a note in the amount of Two Million Six Hundred Sixty Five Thousand Dollars ($2,665,000) due on December 29, 2009 with a 10% interest rate (the “Liability Note”) collectively the Note and Liability Note are referred to as the “Notes”.

The Company’s Chief Executive Officer, John Bordynuik and the Company have entered into a Pledge Escrow Agreement (the “Pledge”), whereby Mr. Bordynuik has pledged 10,000,000 shares of his holdings in the Company’s common stock and the Company has pledged 100% of the issued and outstanding membership units of Pak-It, LLC as collateral for the Notes.  In addition, the Notes are secured by security agreements (the “Security Agreements”) against (i) the accounts, general intangibles and contract rights; (ii) the inventory; and (iii) the equipment of Pak-It.

Pak-It was formed in 2007 to acquire all of the outstanding stock of Dickler Chemical Laboratories, Inc. (“DCL”).   DCL was formed in 1968 to manufacture and sell industrial cleaning chemicals regionally (the Philadelphia ‘tri-state” area). For about 10 years prior to the acquisition the company had consistently recorded revenues in the $5 million to $6 million range with profits in the $200,000+ range.  Pak-It purchased DCL stock in October 2007 and on January 1, 2008 merged the DCL Pennsylvania Corporation into a newly formed Florida corporation of the same name.  The company now does business as Pak-It™, DCL Solutions, and Vanguard with its administrative and selling office at 221 Turner Street Clearwater, Fl, and the DCL factory leased at 4201 Torresdale Avenue Philadelphia, PA.  The DCL factory is situated on about 1.5 acres of land and has nearly 60,000 sqft. of manufacturing space under roof.

Using the patented Pak-It™ delivery system (liquid cleaner in a water soluble sachet) the company delivers glass cleaner, disinfectant, multi-purpose, and many more cleaning products (42 products currently) shipped in tiny packages of condensed cleaner (inside a ‘dry’ 1 quart container).  This delivery method is “green” since it’s fully biodegradable and saves thousands of dollars in shipping. The user simply adds water to the container without measuring or cutting the Pak-It™.  Large retailers (like Home Depot and Office Depot) and many national Building Service Contractors already using the product have documented significant cost savings from shipping, training, inventory control and space.

Pak-It also produces private label liquid cleaning supplies for a variety of well known companies, including a retail marine supply company and an international company that sells Pak-It’s with its pressure washers.

In June 2009 Pak-It hired a full-time industry seasoned marketing executive who has created a plan known as “50 in 5”.  The company is presently implementing the plan to achieve annual sales of $50 million within 5 years.

Pak-It provides an innovative, technological approach to chemicals, both in terms of portion control solutions and product breadth that constantly seeks to improve quality and consistency.  Pak-it also provides an operational focus on logistics that offers individual “kits” designed to meet specific cleaning requirements, delivered directly to each location, while remaining flexible toward meeting other customer needs

Pak-It Mission

•	Grow sales revenues to $50 million over next five years
•	Continue to expand chemicals offered as PAK-IT
•	Initial focus on National Retailers and BSCs
•	Grow relationships with existing accounts
-	Better understand their requirements,
-	Use insights to expand into other national markets.
•	Expand affiliation with the “green movement”
•	Establish PAK-IT as a private-label brand
-	Sell directly to consumers or license other companies to do so
•	PAK-IT offers a two-prong solution
-	Chemicals with a unique dilution control approach
-	A comprehensive logistics delivery system
•	Together they
-	Fix costs
-	Reduce spending
-	Job site portion control
-	Saves space
-	Managed inventory
-	Reduced shrinkage
-	No trips to portion control devices

The Pak-It product is also considered a “green” product for the following reasons:

•	Environmental Protection Agency (EPA) approved chemicals
•
•	Safer for employees
-	No exposure to harsh chemicals
•	Environmental source reduction
-	No packaging for land-fills

Pak- It Benefits

•	No Waste — Premeasured One Packs™, Water Flakes®, and Quik Tank make perfect solutions without over-mixing.
•	Save Money — Pay for cleaning strength, not water or expensive dilution-control equipment.
•	Easy Training — No special instructions, just add one color-coded packet to water and that’s it.
•	Less Storage — Store concentrated packs, not gallon containers or drums.
•	Inventory Control — Packets are easily counted for inventory and budgeting.
•	No Special Equipment — Eliminate complicated, trouble-prone dispensing machines.
•	Mix-and-Match Systems — Build your own systems for unique cleaning applications and facility requirements.
•	Color Coding — Makes proper identification and staff training easier.

Pak-It provides clients:

-	An innovative, exciting cleaning solution-.
-	Fixed costs and reduced spending.
-	Works with the current cleaning system:
-	Current staff and contractors can seamlessly implement
-	The new solution is easy to train and implement
-	Provides better cleaning results
-	Staff is happy with process/results

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

In addition to biodiesel there are companies that have announced they will be converting plastic and/or tires to oil using processes that do not utilize a catalyst.  Management believes that these companies face the same challenges as the biodiesel producers.

In particular these producers have the following challenges:

•	High-energy requirements;

•	Very poor energy return;

•	As oil prices rise, these processes won't necessarily be more viable;

•	Large plants incur high transportation costs of raw and processed materials;

•	Algae biodiesel presently costs $32/gallon to produce;

•	Biodiesel factories are heavily dependent on commodity prices of raw materials and energy prices;

Management intends to exploit its  technology to overcome the challenges facing alternative energy corporations, in particular the Plastics2Oil process start up cost is considered to be considerably less than other processes that attempt to convert plastic to oil.

PakIt

Pak-It faces numerous competitors in every product category.

•	Cleaning chemicals – 326 companies
•	Carpet cleaning chemicals – 261 companies
•	Floor finishes – 198 companies
•	Disinfectants – 228 companies
•	Laundry chemicals – 195 companies
•	Pressure washing chemicals – 148 companies
•	Chemical Dispensing Systems – 103 companies

The combination of Pak-It and the Company will assure that the Company will continue to focus on strong internal growth.  For instance, the Company has relationships with buyers from NASA and other government agencies that will facilitate Pak-It products being tested and hopefully purchased by these large institutions.

Revenues

During the quarter ended September 30, 2009 we were in transition from the change in ownership as well as acquiring certain assets of John Bordynuik, Inc to commence tape reading operations, acquiring Javaco, Inc, and Pak-It LLC.

For the three months ended September 30, 2009, we generated $3,819,656 revenues, and incurred a net loss of $46,790 compared with revenues of $3,699,759 and a net loss of $24,806 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, we generated $10,132,399 revenues, and incurred a net profit of $149,701 for the nine months ended September 30, 2009.

Our tape business revenue was used to finance the acquisitions of Javaco, Pak-It, and design, acquire and build Plastic2Oil equipment.  We have also scaled up the tape business and purchased the Plastic2Oil (10 MT) hardware and analytical instrumentation.

While PakIt and JavaCo have demonstrated stabilized sales, our tape business sales are expected to grow as we continue to invest in equipment and personnel.  Growth is directly dependent upon our ability to produce and to reinvest in people and processes.

Sales from Plastic2Oil are completely dependent upon our ability to complete the assembly of the 10 MT unit and have independent safety and processes testing completed.  Once this has occurred, our sales will be dependent on the volume and price of the fuel we sell in the future.

In addition to the sale of fuel,  the company expects to create revenue by selling licenses and developing joint ventures and/or partnership for deploying more units for the processing of Plastics2Oil.

Licensing fees and selling prices for fuel will be closely linked to the availability of capital as well as the market prices of petroleum-based diesel fuel, the supply and demand of diesel fuel, as well as the tax incentives offered by governments in North America for the production of alternative fuels.

Our gross margin is driven by the cost of the feedstock (plastic waste) and other chemical inputs used in our production of fuel.  We will initially seek to find plastic through relationships with industries with high waste, with municipalities that ‘recycle’ but still send plastic to landfills and, when necessary, we will purchase feedstock and other inputs both on the spot market and pursuant to fixed, short-term supply agreements.

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

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls. John Bordynuik, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report8 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Bordynuik concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

ITEM 1A. RISKFACTORS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 24, 2009, we closed a Securities Purchase Agreement with Domark International, Inc. whereby we purchased 100% of the issued and outstanding common shares of Javaco, Inc. a wholly owned subsidiary of Domark, in exchange for $150,000 and the issuance of 2,500,000 shares of our common stock to Domark. In addition, Domark also assigned $9,997,134 of media credits in print and radio to us in exchange for the issuance of 1,000,000 shares of our common stock.  The shares of common stock were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On September 30, 2009,we entered into a Unit Purchase and Exchange Agreement (the “Agreement”) with Pak-It, LLC, a Florida limited liability company and the Pak-It, LLC unitholders. Pursuant to the Agreement, we acquired 100% of the issued and outstanding membership units and all of the assets of Pak-It in exchange for the issuance of 625,000 shares of our common stock and the issuance of two secured promissory notes.  The shares of common stock were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the period ended September 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2009.

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

JBI, INC.

Date: November 16, 2009	By:	/s/ John Bordynuik
John Bordynuik
President, CFO, CEO, Director