Form 10-K
period 2009-12-31
JBI, INC.
filed 2010-03-31
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

JBI, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4924000
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Technology Square, Suite 150
Cambridge, MA 02139
(Address of principal executive offices)

Copies of communications to:

Gregg E. Jaclin, Esq.
Anslow + Jaclin,  LLP
195 Route 9 South, Suite 204
Manalapan, New Jersey 07726
(732) 409-1212

Registrant’s telephone number, including area code: (905) 354-7222

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Title of each class to be so registered
Common stock, par value $.001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2009 was approximately $288,062,408. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2009, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at March 31, 2010, there were 50,102,200 shares of Common Stock, $0.001 par value per share issued and outstanding.

Documents Incorporated By Reference –None

JBI, Inc. 10-K 2009

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Unless otherwise noted, references in this registration statement to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

PART I

ITEM 1.    BUSINESS

Those statements in the Business and Properties discussion that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for a discussion of the factors that could cause actual results to differ materially from those projected.

General

JBI, Inc. (f/k/a 310 Holdings Inc.) was incorporated in the State of Nevada on April 20, 2006. John Bordynuik purchased 63% of the issued and outstanding shares of 310 Holdings on April 24, 2009. Subsequently, John Bordynuik was appointed President and CEO of the Company. Management is transitioning our company to become a global technology leader whose purpose is to mine data from Bordynuik’s large information archive, find under-productive entities to inject our superior proprietary technologies into, and benefit from increased productivity and profitability, beginning with Plastic2Oil. Management believes that it has assembled an experienced team of professionals that will allow the Company to grow both organically (within each subsidiary) and through synergistic acquisitions that have a demonstrated propensity towards being eco-friendly.

On June 25, 2009, JBI, Inc. (f/k/a 310 Holdings, Inc.) (the “Company”) entered into an asset purchase agreement (the “Agreement”) to purchase and assume certain assets of John Bordynuik, Inc. (“JBI”), a Delaware corporation.  This was an arms-length agreement between the Company and JBI by President and CEO John Bordynuik, who is the majority shareholder in both 310 Holdings (now JBI, Inc.) and John Bordynuik Inc.

Under the terms of the Agreement, the Company issued 809,593 shares of common stock, par value $0.001 per share in consideration for the assets of JBI.  The closing of the Agreement occurred on July 15, 2009.

In 2009 Mr. Bordynuik exchanged cash for 66,667 shares of stock (at $3 per share) and he received 23,846 shares to cancel debt at $3 per share.   Since April 2009, Mr. Bordynuik has returned 31 million shares of his personal stock to the Company.  The Company issued Mr. Bordynuik 1 million shares of preferred stock with no conversion, no dividend rights but with 100 to 1 voting rights (as compared to common stock).

On August 24, 2009, the Company purchased 100% of the issued and outstanding shares of JavaCo, Inc. from Domark International, Inc. in exchange for $150,000 in cash and 2,500,000 shares of common stock.  On the same date the Company issued 1,000,000 shares of common stock to Domark in exchange for media credits that were valued at $9,997,134.

On September 30, 2009, the Company purchased 100% of the membership interests of Pak-It, LLC in exchange for $1,200,000 in cash and 625,000 shares and the assumption of $2,665,000 in short and long term debts.  Pak-It, LLC owns 100% of the stock of Dickler Chemical Laboratories, Inc. d/b/a DCL Solutions.

On January 14, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 8,260,842 shares of the common stock.  The offering was at $0.80 and the gross proceeds received by the Company were $6,608,673.  The offering was made in connection with the acquisition of Pak-It, LLC and within the offering converted $2,736,000 of debt owed to the Pak-It members at a per share price of $0.80.  The total shares issued pursuant to the offering were 8,260,842.

JBI, Inc., the holding company, is an operating parent company which includes certain corporate officers and certain assets of John Bordynuik, Inc. which was acquired by the Company on July 15, 2009. The assets acquired from John Bordynuik, Inc. were predominantly custom tape drives, computer hardware, servers, and a mobile data recovery container to read and migrate data from computer tapes. The Company used the hardware to immediately service existing clients of the Company which includes processing tapes from NASA. Other clients include MIT, Harvard, the US Army, and Fortune 100 companies. This Agreement will allow the Company to read tapes to realize the revenue of migrating data of customers’ tapes at a flat rate.

As “JavaCo” the Company is part of the Supplier Diversity Network, WBENC and currently distributes over 100 lines of equipment from fiber optic transmitters to RF connectors.

As “Pak-It™” the Company manufactures and supplies cleaning chemicals for “back of the house” cleaning for regional and national accounts.  All U.S. Home Depots are cleaned using Pak-It products. The Company owns a patent that allows the Company to deliver condensed cleaning chemicals in water soluble film.  In the second quarter of 2010 the Company expects to enter the retail market.

On December 22, 2009, the Company and Rick Heddle agreed to a Joint Venture whereby Heddle Marine Service, Inc. will retrofit ships with P2O processors. The Company is now finalizing a JV Agreement for production of its first P2O ship with Heddle. JBI anticipates contracting with various countries to convert their plastic waste into oil. Also, JBI signed a Letter of Intent for the establishment of an Area Development Agreement (ADA) for 45 P2O sites in the State of Florida with AS PTO, LLC, an entity controlled by Al Sousa of Largo, Florida.  Both Heddle and Sousa have strong management capabilities and are expected to be essential to the scaling up of a nationwide P2O launch.

On February 4, 2010, the Company formed a wholly owned New York corporation, JBI RE #1, Inc. to purchase an industrial building containing 14,860 square feet that is situated on about 3.37 acres of land in Niagara Falls, NY.  This entity will house the first commercial operation of Plastic2Oil (“P2O”).  On February 9, 2010, the Company formed two Nevada corporations as wholly owned subsidiaries; Plastic2Oil Land, Inc., Plastic2Oil Marine, Inc. to operate P2O operations on land and sea, respectively.  The Company expects to begin commercial operations of converting waste plastic to oil in the second quarter of 2010.  In addition, the Company entered into its first Area Development Agreement with AS PTO, LLC to promote licensing and P2O operations in Florida using a combination of Joint Ventures (JV’s) and Company owned sites.  In February the first license was issued to Plastic 2 Oil of Clearwater 1, LLC (a Delaware LLC) and was arranged with members Plastic2Oil Land, Inc., AS PTO, LLC, and ES Resources, LLC.

John Bordynuik is the CEO and Director of the Plastic2Oil corporations and he is overseeing a professional team that is primarily comprised of value based managers who are also shareholders of JBI.  The Plastic2Oil Land, Inc. Chief Operating Officer will be Robert Shoemaker who, prior to taking on this role, was CEO of Pak-It, LLC.  Mr. Shoemaker takes no salary.  Assisting Mr. Shoemaker (also with no salaries) are Richard M. Haber, Esq., Steven Weiss, Esq., Paul Raymond, Esq., Geoffrey Weber, CPA, and Al Sousa (Mr. Sousa is the Area Developer for Florida and he provides advisory services to P2O at no-charge).

Michael Kaplanis (JBI VP of Mergers, Acquisition & Strategy) provides research and analytical support to the P2O operations as does JBI Chief Financial Officer, Ronald Baldwin.  The P2O professionals have developed a strategy and business plan for the global launch of P2O that utilizes a combination of Area Development Agreements, licenses, JV’s and Company owned sites.  Their compensation is strictly “value based” and will be directly correlated with P2O profitability.

Data Migration

JBI reads high volume legacy data computer tapes for large institutions and corporations. JBI is sole sourced by NASA and reads their 7 & 9 track computer tapes written from the 1960’s to 2000’s. Millions of tapes were written during this period and the data has not been recoverable to date.

John Bordynuik, President of JBI, has developed the technology to read legacy data computer tapes and to extract and recover the valuable data contained therein. Mr. Bordynuik has built a strong reputation in legacy data recovery and has completed recovery projects for NASA, MIT, United Nations, the Ontario Provincial Government, and other institutions and their founders.

Mr. Bordynuik has experience cracking encryption used to store data onto tapes and deciphering data for clients; this is extremely valuable in the process of legacy data recovery and provides a value–added service to customers. Usually, JBI’s services are required to decipher tape data after recovery. All data, sensitive or private, is stored in a secure location and viewed only by Mr. Bordynuik. JBI employs Mr. Bordynuik’s software to decipher all data and convert it to modern file formats as requested by clients.

Mr. Bordynuik has developed technology to prove mechanically that the recovered data is 100% accurate. Prior to the development of this technology old media read on original equipment could not be validated and its output was generally poor.

JBI’s technology is valuable to governmental and educational institutions, and in the recovery of seismic data. As an example, earth science sensor data compiled by NASA and stored on tapes can now be viewed and studied on a single computer. At the time that these legacy tapes were written, it was not uncommon for large IBM mainframes to have 8 kilobytes of dynamic memory and no disk drive. In the past, it has not been possible to process decades of sensor data due to limited disk storage, lack of dynamic memory and limited processing power, and inability to read old tapes. From a business-unit perspective, every tape is considered a “national asset” and high volumes of paperwork, administration and storage costs are required to manage them. JBI can usually amalgamate 200,000 national assets (tapes) into one national asset (hard disk array).

We have scaled to handle multiple clients and have developed a tape transcription, migration and normalization technology for the oil and gas market. To date, JBI’s business has been unsolicited. In the future, JBI will utilize existing relationships to seek new business and will seek relationships with oil and gas clients to read their seismic data tapes.

JBI designed and manufactured a 40-foot Mobile Data Recovery Container complete with 18 tape drives, photographing stations, servers, air handling, tape dehydration systems, and room for tape libraries. This container is capable of reading in excess of 700 tapes per day. It is an innovative solution to remotely read large volumes of seismic data tapes for Oil and Gas as well as highly sensitive tapes for Government Defense Departments. JBI is now able to transport its proprietary technologies and processes directly to clients’ sites in order to read tapes that contain exceptionally sensitive data or are restricted through governmental regulations from going off-site.

JBI does not use off-the-shelf-hardware and software and has the ability to design technology to recover most legacy data and most modern media. Through proprietary research and development that applies technology solutions with artificial intelligence and custom hardware, firmware and software, JBI provides the innovation necessary to be competitive in today’s market.

JBI holds a US patent (7,115,872) for a dirty bomb detector and is exploring the possibilities of licensing this technology to the market.

JBI sponsored the IEEE Mass Storage Systems and Technologies Conference in Maryland in September 2008. Mr. Bordynuik spoke at the event to highlight JBI’s findings. The attendees are representatives from institutions in the United States and internationally. This was a significant event for JBI.

Data Migration Products

Magnetic Computer Backup Tapes:

JBI is sole sourced by institutions to read their large volume of legacy data 7 & 9 track tapes. In August 2008, JBI met with NASA to discuss further procurement requirements and to work out scheduling for the arrival of more tapes. NASA has since sole sourced JBI for all their legacy tape recovery and migration and sends shipments of tapes on a regular basis.

JBI has read thousands of tapes for MIT. These were written from the 1960s through 1995. The scalability of its proprietary technology enables JBI to easily expand data recovery services for new media types. JBI will continue to use economies of scale to increase volume and lower costs.

JBI will use economies of scope to provide data recovery solutions for newer types of magnetic media that include microfiche, optical media and film. JBI will leverage the unique strategic alliance with Mr. Bordynuik to establish long-term licensing of technologies used in our products and services. JBI will focus on reliable and timely delivery and quality outcomes. JBI will build, strengthen and manage the JBI brand.

Radiation Detection Products

JBI owns a broad-based patent for a handheld and network able dirty bomb detection sensor. JBI has not built or sold any product under this patent to date.

Plastic2Oil

Plastic2Oil (“P2O”) was discovered by President John Bordynuik while mining through tape drive research archives. Mr. Bordynuik found the solution to a process involving breaking down plastic molecules. This research was conducted when plastic was in its infancy and oil prices were very low. It appears to our management that the research was conducted for non-commercial purposes and had no commercial value at the time.

Mr. Bordynuik explored plastic recycling when employed at the Ontario, Canada Legislature but there was no research available at that time to make the conversion commercially viable. Mr. Bordynuik's research was triggered when beverage companies began to phase out returnable glass bottles, in favor of plastic.  JBI's research has revealed that this process and catalyst is not presently commercialized. By integrating this technology into a large batch processor the Company believes that it can accomplish the following:

•	Approximately one liter of fuel is extracted from a kilogram of plastic
•	The gas byproduct provides the energy necessary to fuel the process thereby eliminating energy costs
•	Due to our catalyst and a highly optimized process, fuel can be extracted in four hours from a large source of raw unwashed, mixed plastics
•	Raw plastic materials can be acquired in many forms at little or no cost.
•	This technology has significant advantages over biodiesel operations due to biodiesel's high operating costs, the high costs of raw materials, and the high energy requirements by their processes.

Alan Barnett, JBI's Head Chemist, will oversee the optimization and deployment of JBI's first volume Plastic2Oil processor.  Alan’s experience includes over 25 years as a chemist and the key to the P2O process involves a chemical catalyst that is used to break down the plastic most efficiently.

It is important to note that technology exists to convert plastic to oil; however the processes presently utilized require excessive amounts of energy, have low yields, and in many cases cause dramatic emission pollutants. In addition there are alternative fuels being produced that do not appear to be economically viable. For instance, many biodiesel facilities have filed bankruptcy because their energy conversion costs exceed the value of the diesel product they produce.

In particular biodiesel producers have the following challenges:

•	High-energy requirements;

•	Very poor energy return;

•	As oil prices rise, biodiesel won't necessarily become more viable;

•	Large biodiesel plants incur high transportation costs of raw and processed materials;

•	Algae biodiesel presently costs $32/gallon to produce;

•	Biodiesel factories are heavily dependent on commodity prices of raw materials and energy prices

Management intends to exploit its technology to overcome the challenges facing alternative energy corporations.

JAVACO, Inc.

In August 2009, JBI and Domark closed a Securities Purchase Agreement whereby JBI purchased 100% of the issued and outstanding common shares of JAVACO, Inc. (“Javaco”), a wholly owned subsidiary of Domark, in exchange for $150,000 and the issuance of 2,500,000 shares of the Company’s common stock to Domark.

In connection with the Agreement, Domark has also assigned $9,997,134 of media credits in print and radio to the Company in exchange for the issuance of 1,000,000 shares of the Company’s common stock.  The Company intends to move quickly to make use of the media credits as they are available to Pak-It, P2O and Javaco.  The value of these credits is expected to be realized through faster market penetration.

JAVACO, Inc., formerly JAVA Company, opened for business in 1997 as a sole proprietorship. Prior to opening JAVA Company, Judith Vazquez, owner and President, worked several years in distribution sales and finally with RMS Electronics/Channel. JAVA Company's initial focus was the sale of used cable TV equipment, including amplifiers and converters to Colombia, Venezuela and Mexico.

JAVA Company teamed up with a distributor in Argentina to jointly cover a larger Latin American market. JAVA Company acted as their US office, providing sales expertise and a much needed North American connection with the manufacturers. JAVA Company coordinated the sale, expediting, invoicing and exporting of equipment purchased from the US and Canadian suppliers.

JAVACO, Inc. incorporated in March 2000. JAVACO, Inc. is part of the Supplier Diversity Network, WBENC. JAVACO, Inc. currently distributes over 100 lines of equipment from fiber optic transmitters to RF connectors. To further enhance business in the United States, new distribution lines are frequently being added including a line of home theater and audio video products. Early in 2002, JAVACO, Inc. expanded its US business when it hired Tina Tomblin, with over 20 years in the cable television industry in both operations and sales, to manage sales in the United States.  JAVACO, Inc. will assist in establishing Plastic2Oil sites in Mexico and Latin America using its established business connections and knowledge in those areas. JAVACO, Inc. also has access to high quality plastics generally discarded by cable television and telephone companies.

Pak-It, LLC

Pak-It was formed in 2007 to acquire all of the outstanding stock of Dickler Chemical Laboratories, Inc. (“DCL”).   DCL was formed in 1968 to manufacture and sell industrial cleaning chemicals regionally (the Philadelphia "tri-state” area). For about 10 years prior to the acquisition, the company had consistently recorded revenues in the $5 million to $6 million range with profits in the $200,000+ range.  Pak-It purchased DCL stock in October, 2007 and on January 1, 2008 merged the DCL Pennsylvania corporation into a newly formed Florida corporation of the same name.  The company now does business as Pak-It™, DCL Solutions, and Vanguard with its administrative and selling office at 311 Park Place, Suite 190 Clearwater, Florida, and the DCL factory leased at 4201 Torresdale Avenue, Philadelphia, PA.  The DCL factory is situated on about 1.5 acres of land and has nearly 60,000 SF of manufacturing space under roof.

Using the patented Pak-It™ delivery system (liquid cleaner in a water soluble sachet) the company delivers glass cleaner, disinfectant, multi-purpose, and many more cleaning products (42 products currently) shipped in tiny packages of condensed cleaner (inside a ‘dry’ 1 quart container).  This delivery method is “green” since it’s fully biodegradable and saves thousands of dollars in shipping. The user simply adds water to the container without measuring or cutting the Pak-It™.  Large retailers (like Home Depot and Office Depot) and many national Building Service Contractors already using the product have documented significant cost savings from shipping, training, inventory control and space utilization.

Pak-It also produces private label liquid cleaning supplies for a variety of well known companies, including a retail marine supply company and an international company that sells Pak-It’s with its pressure washers.

            Pak-It provides an innovative, technological approach to chemicals, both in terms of portion control solutions and product breadth that constantly seeks to improve quality and consistency.  Pak-It also provides an operational focus on logistics that offers individual “kits” designed to meet specific cleaning requirements, delivered directly to each location, while remaining flexible toward meeting other customer needs.

The combination of Pak-It and the Company will assure that the Company will continue to focus on strong internal growth.  For instance, the Company has relationships with buyers from NASA and other government agencies that will facilitate Pak-It products being tested and hopefully purchased by these large institutions.

The acquisition of Pak-It provides the Company with an expanded management and consulting team that has vast experience in operations, including setting up joint ventures, franchises and real estate based ventures.  This team will be instrumental in executing the P2O model to market.

Further, with the addition of Pak-It, LLC, Mr. Barnett will have access to the Pak-It laboratory and the Pak-It chemist (who also has over 25 years of industry experience) and the Company will be well positioned to begin P2O operations in Philadelphia and the tri-state area.

JBI has engaged the services of Western Creative to launch Pak-It products in the retail market through a comprehensive infomercial campaign.

Competition
In each of its operating units, JBI is subject to highly competitive environments in the industries in which it operates.
The Pak-It business faces a highly competitive environment in the bulk chemical cleaning industry. As Pak-It moves towards a retail launch of its products, it will face competition from domestic and international brands of cleaning solutions. Pak-It faces numerous competitors in every product category:

•	Cleaning chemicals – 326 companies
•	Carpet cleaning chemicals – 261 companies
•	Floor finishes – 198 companies
•	Disinfectants – 228 companies
•	Laundry chemicals – 195 companies
•	Pressure washing chemicals – 148 companies
•	Chemical Dispensing Systems – 103 companies

Javaco operates in a very competitive environment in the distribution of fiber optic transmitters and RF connectors. Competition in Mexico and South America can come from local and international suppliers of similar technologies and products. As Javaco adds new lines of products, it faces new risks and competition associated with diversifying its product offerings.

The renewable energy sector and recycled products sectors are highly competitive. Plastic2Oil is in the process of commercializing its processor and catalyst technologies and there is risk associated with being a new entrant into the alternative energy sector. Profitability in the Plastic2Oil business will depend largely on the access to waste plastic feedstock where prices can fluctuate significantly. Plastic2Oil faces competition from other recycling solution products for access to feedstock in addition to facing competition from the traditional refined products industry.

The data migration business faces competition from industry specialists who may seek to develop 7 & 9 track computer-reading technologies to gain access to data that has not been recoverable to date.

Research and Development
JBI does not use off-the-shelf-hardware and software and has the ability to design technology to recover most legacy data and most modern media. Through proprietary research and development that applies technology solutions with artificial intelligence and custom hardware, firmware and software, JBI provides the innovation necessary to be competitive in today’s market.

Environmental
As JBI develops and commercializes its Plastic2Oil business it will be subject to extensive and frequently developing federal, state and local laws and regulations, including, but not limited to those relating to emissions requirements, fuel production, fuel transportation, fuel storage, waste management, waste storage, composition of fuels and permitting. Compliance with current and future regulations increases the potential costs of operating JBI’s subsidiaries.

Employees
As of December 31, 2009, JBI and its subsidiaries have approximately 61 employees other than our CEO.  The Company also uses a broad base of experienced consultants who generally work on valued added agreements.

Regulatory Mandates

JBI, Inc. is not aware of any existing or probable government regulations that would have a material effect on our business.

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

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business

In addition to the other information included in this Form 10-K, the following risk factors should be considered in evaluating our businesses and future prospects. These risk factors represent what we believe to be the known material risk factors with respect to us and our business. Our business, operating results, cash flows and financial condition are subject to these risks and uncertainties, any of which could cause actual results to vary materially from recent results or from anticipated future results.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues and our failure to manage growth will cause a disruption of our operations resulting in the failure to generate revenue.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

In order to achieve the above mentioned targets, the general strategies of our company are to maintain and search for hard-working employees who have innovative initiatives; on the other hand, our company will also keep a close eye on expanding opportunities.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake expansion, continue our marketing efforts and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

           In connection with our growth strategies, we may experience increased capital needs and, accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Need for additional employees.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and the management and operation of the Company will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. Competition for such personnel is intense. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in our industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees. The Company’s inability to attract skilled management personnel and other employees as needed could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s arrangement with its current employees is at will, meaning its employees may voluntarily terminate their employment at any time. The Company anticipates that the use of stock options, restricted stock grants, stock appreciation rights, and phantom stock awards will be valuable in attracting and retaining qualified personnel. However, the effects of such plan cannot be certain.

Our future success is dependent, in part, on the performance and continued service of our officers.

We are presently dependent to a great extent upon the experience, abilities and continued services of John Bordynuik.  The loss of services of Mr. Bordynuik could have a material adverse effect on our business, financial condition or results of operation.

Changes in government regulations and laws affecting the IT industry, including accounting principles and interpretations and the taxation of domestic and foreign operations, could adversely affect our results of operations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations which, in many instances, is due to their lack of specificity. As a result, the application of these new standards and regulations in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent auditors’ audit of that assessment has required the commitment of significant internal, financial and managerial resources.

The Financial Accounting Standards Board, SEC or other accounting rulemaking authorities may issue new accounting rules or standards that are different than those that we presently apply to our financial results. Such new accounting rules or standards could require significant changes from the way we currently report our financial condition, results of operations or cash flows.

U.S. generally accepted accounting principles have been the subject of frequent interpretations. As a result of the enactment of the Sarbanes-Oxley Act of 2002 and the review of accounting policies by the SEC as well as by national and international accounting standards bodies, the frequency of future accounting policy changes may accelerate. Such future changes in financial accounting standards may have a significant effect on our reported results of operations, including results of transactions entered into before the effective date of the changes.

We are subject to income taxes in the United States. Our provision for income taxes and our tax liability in the future could be adversely affected by numerous factors including, but not limited to, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our financial condition, results of operations and cash flows in future periods.

Our future success is dependent upon our ability to protect our intellectual property.

The Company may not be able to protect unauthorized use of its intellectual property and take appropriate steps to enforce its rights.  Although management does not believe that its services infringe on the intellectual rights of others, there is no assurance that the Company may not be the target of infringement or other claims.  Such claims, even if not true, could result in significant legal and other associated costs and may be a distraction to management.  We plan to rely on a combination of copyright, trade secret, trademark laws and non-disclosure and other contractual provisions to protect our proprietary rights.  Because the policing of intellectual and intangible rights may be difficult and the ideas and other aspects underlying our business model may not in all cases be protectable under intellectual property laws, there can be no assurance that we can prevent competitors from marketing the same or similar products and services.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

As with other producers of cleaning agents, we are also exposed to risks associated with product liability claims if the use of our products results in injury or illness. We cannot predict what impact such product liability claims or resulting negative publicity would have on our business or on our brand image. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses, although we do carry product liability insurance for potential product liability claims.   Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties.

Control of oil and gas reserves by state-owned oil companies may impact the demand for our Plastic2Oil services and create additional risks in our operations.

Much of the world’s oil and gas reserves are controlled by state-owned oil companies. State-owned oil companies may require their contractors to meet local content requirements or other local standards, such as joint ventures, that could be difficult or undesirable for the Company to meet. The failure of our planned P2O to meet the local content requirements and other local standards may adversely impact the Company’s operations in those countries.

In addition, many state-owned oil companies may require integrated contracts or turn-key contracts that could require the Company to provide services outside its core business.

Growth in our revenues and earnings depends on our ability to successfully assimilate our new businesses.

We have recently acquired several new businesses and cannot guarantee that we will be able to successfully assimilate our new businesses in the future. Moreover, acquisitions involve a number of risks, including:

●	Integrating the operations and personnel of the acquired businesses;
●	Operating in new markets with which we are not familiar;
●	Incurring unforeseen liabilities at acquired businesses;
●	Disruption to our existing business;
●	Failure to retain key personnel of the acquired businesses;
●	Impairment of relationships with employees, manufacturers and customers; and
●	Incorrectly valuing acquired entities.

In addition, integrating acquired businesses into our existing mix of businesses may result in substantial costs, diversion of our management resources or other operational or financial problems. Unforeseen expenses, difficulties and delays frequently encountered in connection with the integration of acquired entities and the rapid expansion of operations could inhibit our growth, result in our failure to achieve acquisition synergies and require us to focus resources on integration rather than other more profitable areas. Acquired entities may subject us to unforeseen liabilities that we did not detect prior to completing the acquisition or liabilities that turn out to be greater than those we had expected. These liabilities may include liabilities that arise from non-compliance with environmental laws by prior owners for which we, as a successor owner, will be responsible.

Volatility in refined product margins could materially affect our Plastic2Oil business and operating results

Plastic2Oil operating results will be dependent to a large extent upon the relationship for what we pay for plastic feedstock and the prices at which we are able to sell our end products. Volatility in the pricing of feedstock as well as the supply and demand for commodities could have a significant impact on this relationship.

Our inability to obtain adequate supplies of plastic feedstock could affect our business and future operating results in a materially adverse way.

We will meet our plastic supply through purchases and agreements with third party suppliers. It is possible that an adequate supply of plastic feedstock may not be available to our processors to meet daily processing requirements.

Risks Associated with Our Shares of Common Stock

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if in the past un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Our common stock is quoted on the OTC bulletin board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one's order entry.

Our common stock is thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently our Common Stock is quoted in the OTC Bulletin Board market and the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges and our Common Stock is subject to abuses, volatility and shorting. Thus there is currently no broadly followed and established trading market for our Common Stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our Common Stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our Common Stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our Common Stock and as a result, the market value of our Common Stock likely would decline.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

Our common stock may be classified as a “penny stock” as that term is generally defined in the securities exchange act of 1934 to mean equity securities with a price of less than $5.00.As such our common stock would be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

We may be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification would severely and adversely affect any market liquidity for our Common Stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	The basis on which the broker or dealer made the suitability determination, and
•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commission payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our Common Stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTY

Our principal executive offices are located at 500 Technology Square, Suite 150, Cambridge, MA 02139.  In July 2009, we entered into a lease agreement to rent office space of 790 sq. ft. in Cambridge, Massachusetts for a base term of 12 months.  The Company's CEO prepaid the office rental expenses for the term of the lease.  The Company also leases a 636 square foot office space in Clearwater, Florida for a base term of 12 months. Pak-It leases approximately 1 ½ acre of land with about 60,000 square feet of office and manufacturing space in Philadelphia, Pennsylvania for $50,000 per year. Javaco leases 8,000 square feet of office and warehouse space in Hilliard, Ohio for $56,000 per year.  The Company also performs R & D and administrative functions from a facility in Niagara Falls, ON.

ITEM 3.               LEGAL PROCEEDINGS

We are not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such.  We are not aware of any disputes involving the Company and the Company has no known claim, actions or inquiries from any federal, state or other government agency.  We are not aware of any claims against the Company or any reputed claims against it at this time except for claims of two former employees of PakIt the subsidiary (DCL Solutions). These former employees have alleged that certain monies are due them pursuant to their employment agreements and the Company has retained legal counsel to handle the claims.  The amount of the claims are deemed immaterial to the Company.

ITEM 4.               (Removed and Reserved).

PART II

ITEM 5.               MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted for trading on the OTCBB under symbol JBII. The following table sets forth the high and low trade information for our common stock. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Periods	High	Low
Quarter Ended
March 31, 2008	$.27	$.14
June 30, 2008	$.14	$.10
September 30, 2008	$.10	$.05
December 31, 2008	$.05	$.01
M March 31, 2009	.03	.001
June 30, 2009	2.00	.001
September 30, 2009	1.90	.77
December 31, 2009	7.70	.92

Holders of Our Common Stock

As of March 31, 2010, the Company had 50,102,200 shares of $0.001 par value common stock issued and outstanding held by approximately 2000 shareholders of record.

JBI’s Transfer Agent is Pacific Stock Transfer Company, 500 E Warm Springs Road, Suite 240, Las Vegas, Nevada 89128, telephone number (702) 361-3033.

Dividend Policy

JBI has never declared or paid any cash dividends on its common stock. For the foreseeable future, JBI intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including JBI’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Entry into a Material Definitive Agreement.

On June 25, 2009, JBI, Inc., f/k/a 310 Holdings, Inc., (the “Company”) entered into an asset purchase agreement (the “Agreement”) to purchase and assume certain assets of John Bordynuik, Inc. (“JBI”), a Delaware corporation.  This is an arms-length agreement between the Company and JBI by President and CEO John Bordynuik, who is the majority shareholder in both 310 Holdings and John Bordynuik Inc.

Under the terms of the Agreement, the Company issued 809,593 shares of common stock, par value $0.001 per share in consideration for the assets of JBI.  The closing of the Agreement occurred on July 15, 2009.

In 2009 Mr. Bordynuik exchanged cash for 66,667 shares of stock (at $3 per share) and he received 23,846 shares to cancel debt at $3 per share.   Since April 2009 Mr. Bordynuik has returned 31 million shares of his personal stock to the Company.  The Company issued Mr. Bordynuik 1 million shares of preferred stock with no conversion, no dividend rights but with 100 to 1 voting rights (as compared to common stock).

On August 24, 2009, the Company purchased 100% of the issued and outstanding shares of JavaCo, Inc. from Domark International, Inc. in exchange for $150,000 in cash and 2,500,000 shares of common stock.  On the same date the Company issued 1,000,000 shares of common stock to Domark in exchange for media credits that were valued at $9,997,134.

On September 30, 2009, the Company purchased 100% of the membership interests of Pak-It, LLC in exchange for $1,200,000 in cash and 625,000 shares and the assumption of $2,665,000 in short and long term debts.

On January 14, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 8,260,842 shares of the common stock.  The offering was at $0.80 and the gross proceeds received by the Company were $6,608,673.  The offering was made in connection with the acquisition of Pak-It, LLC and within the offering converted $2,736,000 of debt owed to the Pak-It members at a per share price of $0.80.

As a result of the private placement the Company paid all debt (except normal recurring accounts payable and accruals) and had $4.09 million in available cash at December 31, 2009.

Presently Mr. Bordynuik personally owns approximately 9 million shares of common stock (restricted) and 1 million shares of preferred stock (restricted no dividends).

ITEM 6.               SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data set below is derived from our audited financial statements. The following selected consolidated financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in Item 7 and Item 8, respectively.

In 000’s
	2009		2008
Sales	13,402		13,810
Cost of Goods Sold	10, 327	77%	11,189	81%
Gross Profit	3,075	25%	2,621	19%

S, G&A, other income and interest expense	3,102	23%	2,725	20%
Net Income	(27)	(.2%)	(104)	(2%)

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 8-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of revenue. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Plan of Operations

Overview

Management began executing its business plan in 2009 by acquiring three revenue generating sources in 2009 and concentrating R & D resources on scaling P2O for a 2010 launch. Detailed summaries of each acquisition and P2O are described below.

Through recruiting efforts and these acquisitions, management believes that it has quickly assembled an experienced team of professionals that will allow the Company to grow both organically (within each subsidiary) and through synergistic acquisitions that have a demonstrated propensity towards being eco-friendly.

The Company believes that synergistic conglomerates will reemerge as an effective way to pool financial and management resources and as such, JBI is positioning itself to pool resources so it can effectively deal with local and global issues of sustainability.   By offering “green” products and continuing to use its proprietary technologies the Company will help create solutions to enormous problems.  From Pak-It™ products, where we save fuel by “not shipping water”, to Plastic2Oil where we will create fuel from what is currently a costly plastics disposal problem, the Company is well positioned for growth.

In addition to the management expertise that came with the acquisitions, the Company has hired Ronald C. Baldwin, Jr. as CFO and Jacob Smith as COO.  These seasoned executives have already identified areas for improvement and have acted to make the acquisitions more profitable.

For instance, on or about January 20, 2010, Pak-It reduced its workforce from 49 to 36 employees as part of a corporate restructuring of the bulk cleaning component of the business.  The Company’s Chief Operating Officer, Jacob Smith, is overseeing the transition of the plant from primarily a bulk chemical manufacturing company to a highly automated plant that will allow the Company to grow revenues by becoming more efficient and producing the water soluble packets at a rate that will support a national retail launch.  The retail launch will lead to job creation through an expansion of the bulk manufacturing capacity as well as the set-up of a new Pak-It plant which is expected to be in southern New Jersey.

Significant Developments and Strategic Actions in 2009

In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310 Holdings on April 24, 2009. Subsequently, John Bordynuik was appointed President and CEO of the Company.

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

On September 30, 2009, the Company acquired Pak-It, LLC, a Florida limited liability company. Pak-It operates two business units: 1) a bulk chemical processing, mixing, and packaging facility, and 2) a patented delivery system that packages condensed cleaners in small water-soluble packages. The acquisition of Pak-It, LLC was primarily driven by the Company’s desire to access the experience that the Pak-It management team has in chemistry, marketing, sales, operations, finance, and particularly in real estate and franchise related mergers and acquisitions. Management intends to utilize the Pak-It team to help grow all of the Company’s business segments, including the Philadelphia plant, which will perform the following:

•	Bulk packaging facility will mix and package the catalyst used in the Plastic2Oil process.
•	Continue to manufacture Pak-It™ water-soluble sachets and assist in setting up Canada operations for manufacturing and sale of Pak-It products in Canada.

•	To sell cleaners using Pak-It’s technology in the retail market.

The Company has also focused on restructuring the Philadelphia plant and revised the business plan for growth into the retail market. Management is going forward with a full retail rollout of Pak-It products. The company engaged Western Creative, Inc. on January 12, 2010 to assist in planning and marketing the retail launch. In anticipation of increased demand for product from the retail launch, management is also reconfiguring the plant and updating its equipment. The Company is also establishing Canadian manufacturing and distributing operations in its Niagara Falls location.

Creating New Technology – Bit by Bit

To continue the Company’s plan of commercializing data mined from the tape recovery sector of our business we continue our work on a retrofitted lab-model Plastic2Oil processor. We also procured a 20 MT (metric ton) Plastic2Oil processor and are now developing all aspects of the process from procurement, to automated systems of feeding, processing, and collecting oil..

Using the prototype, the Company has been successful in producing ASTM certified fuel from the Plastic2Oil process and proprietary catalyst in quantities up to 100 liters. The company was unable to test its process in larger quantities as the 20MT processor is still being assembled. The 20MT processor is being meticulously assembled and each assembly process is being photographed and logged so that the processes and procedures for the final operating unit can modeled, independently tested, and the put into production quickly where plastic discards are readily available.  Management believes, based upon prototype testing to date, that each large processor will process 20 metric tons of plastic in a continuous operation.  Results will vary by location and feedstock type.

The Company has made very positive productive progress with its P2O operations.

On December 22, 2009, the Company and Rick Heddle agreed to a Joint Venture whereby Heddle Marine Service, Inc. will retrofit ships with P2O processors. The Company is now finalizing a JV Agreement for production of its first P2O ship with Heddle. JBI anticipates contracting with various countries to convert their plastic waste into oil. Also, JBI has signed a Letter of Intent for the establishment of an Area Development Agreement (ADA) for 45 P2O sites in the State of Florida with AS PTO, LLC, an entity controlled by Al Sousa of Largo, Florida.  Both Heddle and Sousa have strong management capabilities and are expected to be essential to the scaling up of a nationwide P2O launch.

            JBI continues to maintain its data recovery and migration business through the use of its tape drives. It currently has a mobile data container that can be deployed to migrate data onsite for customers with highly sensitive data. It acquired tape drives, servers, and the mobile data container through the acquisition of certain assets from John Bordynuik Inc.  The Company has a large backlog of tapes to be migrated and is seeking strategic alliances with international companies that will allow the Company to realize tape revenues faster, thereby ecreasing the backlog.  The Company is also developing an intern program that will allow it to recruit, train, and retain top engineering talent.

Results of Operations

Twelve Months Ended December 31, 2009 Compared to the Twelve Months Ended December 30, 2008
	12months	12months
	ending	ending

	12/31/09	12/31/08
Revenue	$13,401,820	$13,810,856
Cost of Sales	10,326,884	11,189,395
Gross Profit or (Loss)	3,074,936	2,621,461
General and Administrative Expenses	3,106,334	2,652,210
Operating Income (Loss)	-31,398	-30,749
Other (Income) Expense
Royalty and Interest Income	91,244	54,537
Interest Expense	87,080	127,940
Total Other Income (Expense)	4,164	-73,403
Net Income (Loss)	-27,234	-104,152

Revenues

Consolidated revenues decreased $409,000 from $13.811 million for the year-ended December 31, 2008 to $13.402 million for the year ended December 31, 2009.  The Pak-It and tape reading units recorded increases in revenue and JavaCo recorded a decrease in revenue.

Revenue Sources

PakIt: We derive revenues from the sale of bulk cleaning chemicals (DCL Solutions) and patented cleaning solutions in water soluble sachets through our Pak-It subsidiary.   Pak-It had increased revenues primarily due to its success in marketing Pak-It™ products to national accounts for their own use.

JavaCo: We derive revenues through  the sales and distribution of electronic components marketed in Mexico and Latin America.  JavaCo had a decrease in revenue due to general economic conditions and the inability to provide extended payment terms to Latin American customers.

JBI: We generate sales through reading high volume legacy data computer tapes for large institutions and corporations.  JBI had no revenues in 2008 and therefore had increased sales in 2009.

P2O: There was no revenue recorded in 2009 for P2O.  We expect that the commercial launch of Plastic2Oil will result in 2010 sales of the oil which is expected to be produced by our units.

Gross Profit

For the year ended December 31, 2009, our consolidated cost of sales totaled $10.327 (77% of net sales), as compared to $11.189 (82% of net sales) in 2008, representing a decrease of $862,511, or an improvement of 7% as a percentage of sales.

The improvement in costs resulted in an increase in gross profit of $636,000.

The largest component of our operating expenses consists of direct costs of producing product, including material and direct labor costs.  Cost of sales also includes allocations of other direct and indirect costs associated with production including such things as utilities, insurance and depreciation.

Gross profit consists of our total revenues less our cost of services. Our gross profit has been, and will be, affected by many factors including (a) demand for our data migration solutions, Pak-It products, JavaCo products, (b) the selling price of our products, (c) our cost of services, (d) the introduction of new competitors into each of our operating business unit industries, (e) our ability to launch our Plastic2Oil business, and (f) our ability to launch our Pak-It solutions into the retail market. Additionally, gross profit will be affected by the way in which we manage the commercial launch of Plastic2Oil and the varying cost, if any, to acquire plastic feedstock.

General and Administrative Expenses

Selling, General and Administrative (“S, G & A”) expenses increased by $454,000 in 2009.  The increases were primarily due to increased costs of professional services and administrative support.  Included in S,G & A are other expenses such as interest expense, travel, 401K expenses for DCL Solutions (PakIt) employees.

General and administrative expenses consist of selling and marketing, general and administrative, and research and development expenses. Personnel related costs are the most significant component of each of these expense categories. We expect to continue to hire employees to support growth in our various operating subsidiaries for the foreseeable future. In addition, we expect to incur significant start up costs associated with the expansion of our Plastic2Oil business as well as the retail launch of Pak-It and further product offerings at JavaCo. Although we expect our overall operating expenses to increase in absolute dollar terms for the foreseeable future as we grow our existing business segments, we expect our overall annual operating expenses to decrease as a percentage of total annual revenues as we use our existing employees and our existing products.

In 000’s
Selling, General and Administrative	2009	2008	Difference
Office Salaries	$ 842	$ 782	$ 60
Advertising & Promotion	159	110	49
Office Expenses	670	613	57
Commissions	627	578	49
Professional Fees	478	321	157
Insurance	150	149	1
Regulatory Fees	56	61	(5)
Depreciation & Amortization	124	38	86
Total SG&A	3,106	2,652	454

Selling and Marketing

Selling and marketing expenses are included in S, G & A and consist primarily of (a) salaries and related personnel costs, (b) commissions for sales, (c) travel, lodging and other out-of-pocket expenses, (d) other related overhead.

Commissions are recorded as an expense when earned by an employee or independent contractor. We expect increases in selling and marketing expenses in absolute dollar terms for the foreseeable future as we increase the number of our sales professionals. We expect that over time our selling and marketing expenses will decrease as a percentage of total annual revenues as we utilize our current sales personnel.

Research and Development

Research and development expenses are included in S, G & A and consist primarily of (a) salaries and related personnel costs related to our engineering organization, (b) payments to suppliers and laboratories for design and consulting services, (c) costs related to the design and development of new solutions and enhancement of existing technologies, (d) quality assurance and testing, and (e) other related overhead expenses.

Stock-Based Compensation

The company plans to adopt a formal plan which addresses share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.

Other Income

Other income consists primarily of royalty payments for license fees and interest income earned on cash balances and other non-operating income.  Royalty and interest income increased from $54,537 in 2008 to $91,244 in 2009.  We historically have invested our cash in money market funds only.

Interest Expense

Interest expense in 2009 consisted of interest on bank and private debt.  As of December 31, 2009 the Company had paid all such interest bearing loans to zero.  Interest expense was $87,801 in 2009 as compared to $127,940 in 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009 we have $4,059,123 cash on hand.

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for capital expenditures and general corporate expenses.

During the twelve months ended December 31, 2009, there was $8,816,714 received from the sale of company securities. This amount included cash and the conversion of debt (related to the purchase of PakIt, LLC).  In 2009 cash proceeds were utilized to pay bank and other interest bearing debts, pay deposits on new equipment, and pay for operating expenses.

We expect to rely upon funds raised from private placements, as well as future equity and debt offerings to implement our growth plan and meet our liquidity needs going forward.  Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period at which point further funding will be necessary. However, we cannot make assurances that such financing will be available to us on favorable terms, or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a Smaller Reporting Company.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GATELY & ASSOCIATES

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

JBI, Inc.

We have audited the accompanying balance sheets of JBI, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JBI, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

____________________________________

Gately & Associates

Winter Park FL, March 30, 2010

JBI, INC.

FINANCIAL STATEMENTS

December 31, 2009

PART I

FINANCIAL STATEMENTS

JBI, Inc.

BALANCE SHEET

As of December 31, 2009

ASSETS
	12/31/2009	12/31/2008
CURRENT ASSETS

Cash	$4,059,123	$554,205

Accounts Receivable	1,978,539	2,036,539

Inventory	1,474,956	1,484,225

Prepaid Expense	185,988	289,298

Advances	-	626

Media Credits	9,997,134	-

Total Current Assets	17,695,740	4,364,893

FIXED ASSETS

Property Plant and Equipment - Net	1,242,844	707,323

Total Property Plant and Equipment	1,248,845	707,323

OTHER ASSETS

Deposits	118,607	4,333

Goodwill	5,100,842	2,203,803

Total Other Assets	2,208,136	7,649,899

TOTAL ASSETS	$24,158,033	$7,280,352

The accompanying notes are an integral part of these financial statements.

JBI, Inc.

BALANCE SHEET

As of December 31, 2009 and 2008

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES	12/31/2009	12/31/2008

Accounts Payable & Accrued Expenses	$1,211,125	$1,292,873

Notes Payable & Line of Credit	-	270,178

Loans from Shareholders	-	-

Total Current Liabilities	1,211,126	1,563,051

LONG-TERM LIABILITIES

Loans Payable	-	3,358,515

Total Long-Term Liabilities	-	3,358,515

TOTAL LIABILITIES	1,211,126	4,921,566

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.001;

Authorized: 150,000,000

Issued and Outstanding: 69,745,998 and 63,700,000	67,543	63,700

Additional Paid-In Capital	20,653,313	41,800

Accumulated Earnings	2,226,052	2,253,286

Total Stockholder's Equity	22,946,908	2,358,786

TOTAL LIABILITIES AND EQUITY	$24,158,033	$7,280,352

The accompanying notes are an integral part of these financial statements.

JBI, Inc.

STATEMENT OF OPERATIONS

For the twelve months ending December, 2009 and 2008

	12 months	12 months
	ending	ending

	12/31/09	12/31/2008

REVENUE	$13,401,820	$13,810,856

COST OF SERVICES	10,326,884	11,189,395

GROSS PROFIT OR (LOSS)	3,074,936	2,621,461

GENERAL AND ADMINISTRATIVE EXPENSES	3,106,334	2,652,210

OPERATING INCOME (LOSS)	(31,398)	(30,749)

OTHER (INCOME) EXPENSE

Interest Income	91,244	54,537

Interest Expense	87,080	127,940

Total Other Income (Expense)	4,164	(73,403)

NET INCOME (LOSS)	(27,234)	(104,152)

Earnings (loss) per share	$(0.001)	$(0.00)

Weighted average number of common shares	60,080,234	63,700,000

The accompanying notes are an integral part of these financial statements.

JBI, Inc.

STATEMENT OF STOCKHOLDERS' EQUITY

As of December 31, 2009

		COMMON	PAID	ACCUM	TOTAL
			IN
	SHARES	STOCK	CAPITAL	EARNINGS	EQUITY
Balance, December 31, 2006	63,700,000	63,700	41,800	459,222	564,722
Net income/(loss)	-	-	-	1,898,216	1,898,216
Balance, December 31, 2007	63,700,000	63,700	41,800	2,357,438	2,462,938
Net income/(loss)	-	-	-	(104,152)	(104,152)
Balance, December 31, 2008	63,700,000	63,700	41,800	2,253,286	2,358,786
In Kind Contribution			18,158		18,158
Common Stock returned to treasury	(10,000,000)	(10,000)	10,000	-	-
at no value on June 16, 2009
Common stock issued in 2009	16,045,998	13,843	23,252,575		23,266,418
Equity adjustment for goodwill in subsidiary			(2,669,220)		(2,669,220)
Net income/(loss)	-	-	-	(27,234)	(27,234)
Balance, December 31, 2009	69,745,998	67,543	20,653,313	2,226,052	22,946,908

The accompanying notes are an integral part of these financial statements.

JBI, Inc.

STATEMENTS OF CASH FLOWS

For the twelve months ending December 31, 2009 and 2008

	12 months	12 months
	ending	ending
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2009	12/31/2008
Net income (loss)	$(27,234)	$(104,152)
Depreciation expense	123,543	50,092
(Increase) decrease in accounts receivable	58,000	82,431
(Increase) decrease in inventory	9,269	(127,420)
(Increase) decrease in prepaid expenses	103,936	(67,169)
Increase (decrease) in accounts payable/accrued expenses	(81,747)	(134,313)
Total adjustments to net income	213,001	(196,379)
Net cash provided by (used in) operating activities	185,767	(300,531)

CASH FLOWS FROM INVESTING ACTIVITIES Cash paid for intangible assets	(150,000)	-
Cash paid for equipment	(535,521)	(71,722)
Cash paid for investment in subsidiaries	(1,374,465)	-
Net cash flows provided by (used in) investing activities	(2,059,986)	(71,722)

CASH FLOWS FROM FINANCING ACTIVITIES	9,007,830	-
Stock issued for cash	(3,628,693)	509,602
Cash received (paid) on notes payable	5,379,137	510,454
Net cash flows provided by (used in) financing activities
CASH RECONCILIATION	(33,874)	138,201
Net increase (decrease) in cash Cash - beginning balance	554,205	416,004
	$4,059,123	$554,205
CASH BALANCE - END OF PERIOD

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION

Industry – JBI, Inc, (formerly known as 310 Holdings, Inc.) (the “Company”) was incorporated in the state of Nevada on April 20, 2006. Our efforts have focused primarily on the development and implementation of our business plan. Management is transitioning our company to become a global technology leader whose purpose is to mine data from John Bordynuik’s large information archive, find under-productive entities to inject our superior proprietary technologies into, and benefit from increased productivity and profitability, beginning with Plastic2Oil.

Management immediately started to execute the business plan by acquiring two revenue-generating sources during last year. Detailed summaries of each acquisition are described below.

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

PAK-IT, LLC. – 100% owned subsidiary

On September 30, 2009, the Company acquired Pak-It, LLC, a Florida limited liability company. Pak-It operates two business units: 1) a bulk chemical processing, mixing, and packaging facility, and 2) a patented delivery system that packages condensed cleaners in small water-soluble packages. The acquisition of Pak-It, LLC was primarily driven by the Company’s desire to access the experience that the Pak-It management team has in chemistry, marketing, sales, operations, finance, and particularly in real estate and franchise related mergers and acquisitions. Management intends to utilize the Pak-It team to help grow all of the Company’s business segments, including the Philadelphia plant, which will perform the following:

•	Bulk packaging facility will mix and package the catalyst used in the Plastic2Oil process.
•	Continue to manufacture Pak-It water-soluble sachets and assist in setting up Canada operations for manufacturing and sale of Pak-It products in Canada.
•	To sell cleaners using Pak-It’s technology in the retail space.

The Company’s fiscal year end is December 31, a calendar year end.

Plastic 2 Oil

See Note 12 – Subsequent Events

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the twelve months ended December 31, , 2009, and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.

Principles of Consolidation.

The Company’s consolidated condensed financial statements include assets, liabilities and operating results of wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31,  2009 and 2008.

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

Earnings Per Share

Net loss per common share is computed pursuant to FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31 , 2009 or 2008.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset, b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Long-lived assets, including property and equipment and certain intangible assets, to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values.  Measurement of an impairment loss is based on the fair value of the asset.  Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

A stockholder may loan the Company working capital from time to time. As of December 31, 2009 there were no stockholder loans or receivables.

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

NOTE 7 – OPERATING AND CAPITAL LEASE AGREEMENTS

During July 2009, the Company entered into a lease agreement to rent an office space of 790 sq. ft. in Cambridge, Massachusetts for $40 per rentable square foot per year with a base term of 12 months.  During November 2009, the Company entered into a lease agreement to rent office space of 636 sq. ft. in Clearwater, Florida for $20 per rentable square foot per year with a base term of 12 months.

Subsidiaries:

JAVACO, Inc.

During January 2009, Javaco, Inc. entered into a 24-month lease agreement for Dell equipment with monthly payments of $109.43.

October 1, 2007, Javaco, Inc. entered into a three year lease for 8,000 square feet of warehouse and administrative offices at 3670 Parkway Lane in Hilliard, Ohio with monthly payments of $4,666.67.

Pak-It, LLC

On November 1, 2007, Dickler Chemical Laboratories, Inc. (a wholly owned subsidiary of Pak-It, LLC.) entered into a 5-year renewable lease agreement to lease approximately 1 ½ acres of ground with approximately 60,000 square feet of buildings and improvements thereon erected known as 4201 Torresdale Avenue in Philadelphia, Pennsylvania with the monthly payments of $4,166.66. The lease may be extended for four additional terms of five year each. Rent for renewal terms shall be as follows:

1st  Renewal term - $55,000 (years 6-10)
2nd Renewal term - $60,000 (years 11-15)
3rd Renewal term - $65,000 (years 16-20)
4th Renewal term - $70,000 (years 21-25)

NOTE 8 – NOTES PAYABLE

On September 30, 2009, the Company issued a liability note payable of $2,665,000 and a note payable of $1,200,000, collectively called the “Notes” to Geoffrey C. Weber, as Trustee of the Pak-It Members’ Trust.  The notes matured on December 29, 2009 with interest after date at the rate of ten percent (10%) per annum computed on the basis of the actual number of days elapsed over the an assumed 360-day year.  These notes were paid as of December 31, 2009.

Subsidiaries:

JAVACO, Inc,

•
On May 12, 2005, JAVACO, Inc. entered into a loan with Nissan Finance in the amount of $31,847.85.  The loan is a five year loan with an interest rate of 4% and a monthly payment of $586.52. This note was paid as of December 31, 2009.

•
On March 11, 2008, JAVACO, Inc. entered into an agreement whereby it borrowed $205,000 for working capital funds.  The terms of the agreement were to charge 6.75% interest per annum until maturity with monthly payments of 4,060.48. This note was paid as of December 31, 2009.

•
JAVACO, Inc. has a $200,000 credit line available, which is renewable with Chase Bank on an annual basis and carries an interest rate of 4.25%. The Company has renewed this credit line subsequent to the year ended December 31, 2008. This note was paid as of December 31, 2009.

Pak-It, LLC.

•
On October 31, 2007, Pak-It, LLC entered into an agreement whereby it borrowed $250,000 for working capital funds. The terms of this agreement were to charge 7.75% interest per annum until maturity on October 31, 2013 with monthly payments of $5,100.  This note was paid as of December 31, 2009.

•
On October 31, 2007, Pak-It, LLC entered into an agreement whereby it borrowed $750,000 for working capital funds. The terms of this agreement were to charge 13.2% interest per annum until maturity on October 31, 2015. This note was paid as of December 31, 2009.

•
On October 31, 2007, Pak-It, LLC entered into an agreement whereby it borrowed $1,250,000 for working capital funds. The terms of this agreement were to charge 10.6% interest per annum until maturity on October 31, 2013. Beginning on the first day of February 2008 and on the first day of each February, May, August, November during the term of this loan, interest only payments, calculated at the annual rate of 8% shall be due and payable on the amount outstanding from time to time.  This note was paid as of December 31, 2009.

•
Pak-It, LLC has a $1,550,000 credit line available, which is renewable with USAmeriBank (f/k/a Liberty Bank) on an annual basis and carries an interest rate of prime rate of interest plus one-half percent. The Company has renewed this credit line subsequent to the year ended December 31, 2008.  This note was paid as of December 31, 2009.

NOTE 9 – STOCKHOLDER EQUITY

The Company has 150,000,000 common shares authorized at par value of $0.001 and 69,745,998  issued and outstanding as of December 31,  2009.

NOTE 10 – EMPLOYMENT CONTRACT AND INCENTIVE COMMITMENTS

The Company has no employment contracts and incentive commitments except for a contract with the CFO which is a three year contract that began on October 1, 2009.  The base salary is $144,000 and is subject to annual review.

NOTE 11 – SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

The Company has experienced net operating losses in previous years and for the twelve months ending December 31, 2008 and December 31, 2009.  As a result, no Federal or state income taxes have been paid during those periods.

For the twelve months ending December 31, 2009, the Company paid all note payables and accrued interest due to zero.

For the twelve months ending December 31, 2009, the Company paid cash interest in the amounts of $87,081.00

NOTE 12 – SUBSEQUENT EVENTS

In February 2010 the Company appointed four new Directors to the Board.  Their names and biographies are included in Part III below.

On February 4, 2010, the Company formed a wholly owned New York corporation, JBI RE #1, Inc. to purchase an industrial building containing 14, 860 square feet that is situated on 3.37 acres of land in Niagara Falls, NY.  This entity will house the first commercial operation of Plastic2Oil (“P2O”).  On February 9, 2010, the Company formed two Nevada corporations as wholly owned subsidiaries; Plastic2Oil Land, Inc., Plastic2Oil Marine, Inc. to operate P2O operations on land and sea, respectively.  The Company expects to begin commercial operations of converting waste plastic to oil in the second quarter of 2010.  In addition, the Company entered into its first Area Development Agreement with AS PTO, LLC to promote licensing and P2O operations in Florida using a combination of Joint Ventures (JV’s) and Company owned sites.  In February the first license was issued to Plastic 2 Oil of Clearwater 1, LLC (a Delaware LLC) and was arranged with members Plastic2Oil Land, Inc., AS PTO, LLC. and ES Resources, LLC.

John Bordynuik is the CEO and Director of the Plastic2Oil corporations and he is overseeing a professional team that is primarily comprised of value based managers who are also shareholders of JBI.  The Plastic2Oil Land, Inc. Chief Operating Officer is Robert Shoemaker who, prior to taking on this role, was CEO of Pak-It, LLC.  Mr. Shoemaker takes no salary.  Assisting Mr. Shoemaker (also with no salaries) are Richard M. Haber, Esq., Steven Weiss, Esq., Paul Raymond, Esq., Geoffrey Weber, CPA, and Al Sousa (Mr. Sousa is the Area Developer for Florida and he provides advisory services to P2O at no-charge).

The Company expects to enter into definitive value based compensation arrangements with the Plastic2Oil managers in the second quarter of 2010.

In January 2010 the Chief Executive Office cancelled 21,000,000 shares of Common Stock.

NOTE 13 – GOODWILL

FAS 141 requires the Company to assign a fair market value to the acquired assets for the Javaco and Pakit acquisitions.  The Company believes that the asset cost approximates the fair market value of the acquisitions and has recorded them at cost. The Company has engaged a valuation firm to appraise the acquired entities and will adjust the carrying value based on the result of their appraisal.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On August 6, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 6, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant's new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2008 a going concern qualification in the registrant's audited financial statements.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements nor were there any up to and including the time of dismissal on August 6, 2009.

Due to the circumstances set forth above, the Company could not obtain an amended letter from Moore and Associates for this amended Form 8-k.

b) On August 6, 2009, the registrant engaged Seale and Beers, CPAs as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted Seale and Beers, CPAs regarding any of the matters set forth in Item 304(a)(1)(v) of Regulation S-K.

As disclosed in our Form 8-K filed on August 17, 2009 we dismissed Seale and Beers, CPA as our independent accountant and retained the independent registered public accounting firm, Gately & Associates, LLC as of August 14, 2009.

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

As of the year ended December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of March 31, 2010, the names and ages of all of our directors and executive officers; and all positions and offices held.  The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

John Bordynuik	40	President, CEO and Director

Ron Baldwin Jr.	50	Chief Financial Officer

Jacob Smith	54	Chief Operating Officer and Director

John M. Wesson	56	Director

Amy Bradshaw	35	Director

Gregory Goldberg	48	Director

Family Relationships

None

Business Experience

The following summarizes the occupation and business experience of our officers and directors:

John Bordynuik, President, & Chief Executive Officer, Chief and Director

John Bordynuik is the founding CEO and President of John Bordynuik Inc., a Delaware corporation. Mr. Bordynuik is a Consultant to the Math and Computation Group of the Computer Science and Artificial Intelligence Lab, Massachusetts Institute of Technology, Cambridge, MA. Mr. Bordynuik solved MIT's problem of reading 30-40 year old tapes by developing highly sophisticated technology to address the issues related to legacy computer data, and has since recovered thousands of tapes from the 1960's to 1990's. During 1990-2001, Mr. Bordynuik was employed by the Ontario Legislative Assembly, Queen's Park, Toronto, in Research and Development. Mr. Bordynuik has recovered data from old media for the past 20 years to amass the world's largest solution and algorithm archive.

Mr. Bordynuik was granted a broad US patent (7,115,872) for a dirty bomb detector in 2006.

Ronald C. Baldwin, Jr., Chief Financial Officer

Mr. Baldwin is a CPA with 15 years experience in public accounting. Mr. Baldwin is licensed to practice accounting in Florida and North Carolina and law in Florida. Mr. Baldwin holds a B.S. in Accounting magna cum laude from the University of South Florida and a J.D. and L.L.M in Taxation cum laude from the University of Florida. Mr. Baldwin was admitted to the Florida Bar in 2000.

From 1991 to 2005, Mr. Baldwin was a staff accountant at Baldwin & Weber, CPA’s and then a partner in R.C. Baldwin, CPA’s providing management advisory services to small and medium sized business clients. From 2005 to 2007, Mr. Baldwin was the Manager of Taxation at Moore, Stephens, Lovelace, P.A., a regional CPA firm with offices in Miami, Orlando, and Tampa. From 2007 to 2009, Mr. Baldwin was the Vice President of Finance at Hegemon Capital, a special opportunity hedge fund that was involved in over $100 million in loan placements and equity investments.

Jacob Smith, Chief Operating Officer and Director

Dr. Smith is an accomplished professional whose educational background and managerial expertise will further assist JBI's management team to execute the Company's growth model. Dr. Smith received a Masters Degree from the University of Chicago and a Doctor-Medical from Michigan State University in 2002. He obtained Certificates from Cambridge University in 2006 and from the National Institute of Health/FDA in 2007. Business Certificates were received from Oxford University in 2007 and Harvard University in 2009. Dr. Smith then received an MBA from Ashford University in 2009.

From 2000-2006 he served as a Medical/Surgical Resident. He obtained and managed $8 million of federal funds while prioritizing HIV/AIDS care services and developing a comprehensive strategic long-range plan for Southeastern Michigan HIV/AIDS Council. During this time, he also managed and conducted clinical trial research.

For the past three years, he has served as an instructor in Business, Biology, and Healthcare at Davenport University, Livonia, Michigan, conducting courses in Management, Microeconomics, Macroeconomics, Healthcare, Biology, Anatomy, and Physiology.

John M. Wesson, Director

JBI's first appointed independent Board member is John M. Wesson, a New Jersey shareholder and 1980 graduate from Drew University, Madison, N.J. with a B.A., Psychology and Minor in Ethics.  John is a professional Banker and a BSA Associate (Bank Secrecy Act) at Bank Leumi USA in New York City. Given this designation, he works closely with such regulatory agencies as FINCEN (Financial Crimes Enforcement Network) and Treasury (OFAC).

John has a progressive record of achievements in the Banking industry and an in-depth understanding of Regulatory Compliance (Patriot Act, FDIC), BSA (Bank Secrecy Act), AML (Anti Money Laundering), and Legality issues.

Additionally, Mr. Wesson has an exemplary military background, employing sound leadership skills.  He served in the Army Security Agency from 1972 to 1976, on loan to the National Security Agency and then served 2 years in inactive reserves.

John continued his military service by serving in the Regular Army, Military Intelligence from 1986 to 1991. He was deployed to serve 6 months in Kuwait & Iraq during Desert Storm, as Squad Leader. From 1989 to 1991, Mr. Wesson was on loan to the National Security Agency.

Amy Bradshaw, Director

Ms. Bradshaw is a results-driven, resourceful career businesswoman with experience in consulting and industry.  Ms. Bradshaw has contributed and managed in a variety of corporate functions including accounting, finance, purchasing, professional services and marketing.  Her previous employers include PricewaterhouseCoopers, Arthur Andersen and Cerner Corporation. Among her accomplishments, Amy managed a $65 million business unit that experienced growth in revenue, margin and operating income while under her leadership.

Ms. Bradshaw completed her undergraduate studies at Miami University.  Graduating magna cum laude, Amy earned dual bachelor degrees in Manufacturing Engineering and Accountancy.  She went on to become a Certified Public Accountant and maintains membership in the American Institute of Certified Public Accountants.  Ms. Bradshaw completed her MBA at the University of Virginia's Darden School of Business.

Amy currently serves on the Board of Directors of Consensus, a non-profit organization with the purpose of increasing public engagement in policymaking.  She is a member of the United Way's Young Leaders Society, volunteering her time to children's organizations and is a proud supporter of the arts, assisting in fundraising for the local arts community.

Gregory Goldberg, Director

Gregory Goldberg is an officer and member of PCPM GP, LLC and a manager and member of Professional Traders Management, LLC (“PTM”). Mr. Goldberg was a Principal at Ocean View Capital LLC where he managed a long/short equity fund from 1998 to 2003. From 1994 to 1998, Mr. Goldberg was a Managing Director at Prudential Investments where he was the lead portfolio manager for growth equity products, including mutual funds, variable annuities and general accounts totaling 2 billion USD. Mr. Goldberg has twenty years of Wall Street experience. Mr. Goldberg received his Bachelors of Science in Business Administration, Marketing/Finance, cum laude, from Marist College in 1984.

COMMITTEES OF THE BOARD OF DIRECTORS

Each of our Audit Committee, Compensation Committee and Nomination Committee are composed of a majority of independent board members and are also chaired by an independent board member.

Audit Committee
Amy Bradshaw (Chairman)
John Wesson
Gregory Goldberg

Compensation Committee
John Wesson (Chairman)
Gregory Goldberg
Amy Bradshaw

Nomination Committee
Gregory Goldberg (Chairman)
Amy Bradshaw
John Wesson

Other  Officers and Professional Service Providers:

Michael Kaplanis, Vice President of Mergers, Acquisitions and Strategy

Before joining JBI, Inc., Michael P. Kaplanis was employed as a Senior Associate in the Global Equities Energy & Utilities Group with Citadel Investment Group in Chicago, IL. He joined Citadel in 2007 and was promoted from Associate to Senior Associate at the end of 2008. During 2009, Mr. Kaplanis became responsible for coverage of companies in the regulated utility, diversified utility, merchant power and electric service subsectors of the U.S. Utility Industry for Citadel. While at Citadel, he provided fundamental research and investment insight to the Portfolio Manager and his team.

From 2006-2007, Mr. Kaplanis served as an Investment Banking Analyst in the Global Power and Utilities Group with Morgan Stanley in New York, NY where he performed analysis of corporate mergers and acquisitions, asset acquisitions and divestitures, equity and debt offerings, leveraged buyouts, credit assessments, dividend analysis and share repurchases.  He performed extensive financial modeling including accretion/dilution, discounted cash flow, leveraged buyout, comparable company and precedent transaction analysis. Mr. Kaplanis also worked on an initial public offering of a clean technology company while at Morgan Stanley.

Mr. Kaplanis received his Bachelor of Arts from Duke University where he graduated Summa Cum Laude with a degree in Biological Anthropology and Anatomy and a minor in history.

Robert G. Shoemaker, Business Consultant to JBI and will be Chief Operating Officer of Plastic2Oil Land, Inc.

Robert G. Shoemaker, is a seasoned financier and MBA with an extensive background in commercial banking, consulting, operational and executive management, development and construction of residential and mixed-use communities, and workouts of distressed loans and investments.

Mr. Shoemaker is an active business consultant and has provided advisory services to a broad array of clients, primarily in his native Florida marketplace as well as limited engagements on the national and international fronts.   His project advisory, lending, and workout experience totals more than $800 million.  Mr. Shoemaker was formerly CEO of PakIt, LLC.

His financial experience dates to the 1980’s and early 1990’s when, during the Savings & Loan crisis, he acted as a bank liaison to regulatory officials, coordinated internal loan audits and was in charge of handling complex workouts of prominent Tampa Bay area developers, while employed by First Florida Bank.

From 1993 to 2003, Mr. Shoemaker was with Mercantile Bank in St. Petersburg, Florida where his responsibilities began as Vice President/ Commercial Loan Officer and concluded as Executive Vice President/Senior Commercial Loan Officer/Senior Credit Officer. During this period, he was a key part of a dynamic management team that built Mercantile Bank from an $80 million bank with three offices in 1993 to a $500 million bank with fifteen offices in three counties by 2002.  In September 2002, the bank was acquired by The South Financial Group and Mr. Shoemaker left the bank in March 2003 to pursue independent consulting and real estate investment.

Mr. Shoemaker is also the owner of Mainstreet Homes, Inc., which develops residential and mixed-use properties, primarily in Florida. Mr. Shoemaker’s company served as development Manager for two large-scale communities – an 890 unit ($150 million) Community Development District in Pasco County, Florida and a 40 acre $50 million mixed-use project in Hillsborough County, Florida. His company is also actively involved in numerous smaller projects throughout the Tampa-Bay area. Most recently, Mr. Shoemaker served as the Chief Executive Officer of Pak-It, LLC.

Mr. Shoemaker has a Bachelor’s degree in finance from Florida State University and a Master’s in Business Administration from the University of South Florida.  He is a Florida licensed Building Contractor and an operating Member of several successful LLC operating and land holding entities.

Richard Haber, Advisor and Consultant

Mr. Haber develops real estate and is also a practicing attorney in Tampa since 1981.   Prior to forming his law partnership (Cramer, Haber & McDonald), he was a staff attorney for United States Congressman William Cramer and served as a special counsel to President Gerald R. Ford during his confirmation hearings to be Vice President of the United States.  Mr. Haber received a Bachelor’s Degree from the University of Florida and a Juris Doctorate from American University.  Mr. Haber is admitted to practice law in the states of Florida and the District of Columbia.  Mr. Haber was formerly a member of PakIt, LLC.

Geoffrey C. Weber, Assistant Secretary for JBI and Plastic2Oil and Business Consultant

Mr. Weber is the President of Bayshore Broadway, Inc.  Bayshore Broadway was formed in 1991 to plan residential and commercial properties, primarily in Florida.   The company founder and president, Geoffrey C. Weber is a seasoned professional and CPA with an extensive background in real estate development, financing, management, financial, and administrative.

Mr. Weber is also a sole CPA practitioner providing management advisory services.   Mr. Weber has an emphasis on real estate development and construction and he has been involved in over $200 million in loan placements.  Mr. Weber has been the Chief Financial Officer for several multi-million dollar companies where he developed systems and operating procedures for financial reporting for owners, operators, and banks.  Mr. Weber was formerly a Managing Member of PakIt, LLC.

From July 1983 to November 1992, Mr. Weber was a partner in a CPA firm, Baldwin & Weber, CPA’s that provided management advisory services to small and medium sized business clients.   Mr. Weber provided services to a variety of clients in Florida, Connecticut, and New Jersey

From July 1981 to June 1983, Mr. Weber was the Audit Supervisor for the $1 billion privately held Lykes Bros., Inc. where he performed audits of most subsidiaries, including juice processing, distribution, trucking, and more.

From July 1978 to June 1981, Mr. Weber was a staff accountant for the international accounting firm of Deloitte Haskins + Sells (now Deloitte + Touche).  While with Deloitte Mr. Weber was in-charge or first assistant on a wide variety of clients, including banks, mortgage companies, manufacturing and distribution companies.

Mr. Weber has a Bachelors of Business Administration from James Madison University and became a Florida Certified Public Accountant in 1982.  He is a Member of American Institute of CPA's and is an Associate Member of the Association of Certified Fraud Examiners.  Mr. Weber has a business certificate from Harvard Business School for Corporate Restructuring, Mergers and Acquisitions.

ITEM 11.             EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2009. The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended December 31, 2009, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
John Bordynuik, President, Chief Executive Officer	2009	$0	0	0	0	0	0	0	$0
and Director

Ronald Baldwin, Jr.	2009	$36000	0	0	0	0	0	0	$36000
Chief Financial Officer

Dr. Jacob Smith,	2009	$16000	0	0	0	0	0	0	$16000
Chief Operating Officer

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through December 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2009, by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Contracts

On October 1, 2009, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Baldwin, The Company subsequently assigned Mr. Baldwin to its wholly owned subsidiary Pak-It, LLC (“Pak-It”) to serve as Pak-It’s Chief Financial Officer.

Pursuant to the Employment Agreement, Mr. Baldwin will serve a three year term at an annual base salary of $144,000. Mr. Baldwin’s annual salary is subject to review by the Company’s Board of Directors on an annual basis; however, the annual base salary shall not be less than $144,000 for any annual period. Mr. Baldwin was responsible for implementing financial reporting software with the Company's engineers as well as financial and audit controls for the Company and all of its subsidiaries.

In addition, the Company, Mr. Baldwin and the law firm of MacFarlane, Ferguson & McMullen (the “Escrow Agent”) entered into an escrow agreement (the “Escrow Agreement”), whereby the Company has deposited $144,000 with the Escrow Agent representing a severance amount to be paid to Mr. Baldwin under certain circumstances set forth in the Employment Agreement.

Stock Option Grants

There were no stock options granted on common shares in fiscal year 2009, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2009, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

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

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 31, 2010, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

The address of each owner who is an officer or director is c/o the Company at 500 Technology Square, Suite 150, Cambridge, Massachusetts 02139.

Title of Class	Name of Beneficial Owner (1)	Number of shares	Percent of Class (2)
Common	John Bordynuik, Chairman and Chief Executive Officer, President	9,273,846	18%
Common	Ron Baldwin, Jr. Chief Financial Officer	0	0%
Common	Jacob Smith, Chief Operating Officer, Director	100,000	Less than 1%
Common	Amy Bradshaw, Director	129,450	Less than 1%
Common	John Wesson, Director	825,004	1%
Common	Gregory Goldberg	65,000	Less than 1%
Series A Super Voting Preferred Stock	John Bordynuik	1,000,000	100%

	All officers and directors as a group (6 persons)	10,369,454	20%
	All officers, directors and 5% holders as a group (6 persons)	10,369,454	20%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(2)	Based on 50,102,200 common shares issued and outstanding as of March 2, 2010 and 1,000,000 Series A Super Voting Preferred Stock issued and outstanding.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

As of March 31, 2010, our authorized capitalization was 155,000,000 shares of capital stock, consisting of 150,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

We are authorized to issue 150,000,000 shares of common stock, $.001 par value per share. As of the date hereof, 50,102,200 common shares are issued and outstanding.

Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.  Holders of common stock do not have cumulative voting rights.  Therefore, holders of a majority of the shares of common stock voting for the election of directors cannot necessarily elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, $.001 par value per share.  As of the date hereof, 1,000,000 Series A Super Voting Preferred Shares are issued and outstanding. Holders of the Series A Super Voting Preferred Shares have one hundred (100) times the number of votes that holders of common stock are entitled to on all matters submitted to shareholders for their action or consideration.

Subject to the approval of the then current shareholders, the Board of Directors is empowered to designate and issue from time to time one or more classes or series of Preferred Stock and to fix and determine the relative rights, preferences, designations, qualifications, privileges, options, conversion rights, limitations and other special or relative rights of each such class or series so authorized. If approved by the shareholders, such action could adversely affect the voting power and other rights of the holders of the Company’s capital shares or could have the effect of discouraging or making difficult any attempt by a person or group to obtain control of the Company.

 Dividend Policy

It is unlikely that we will declare or pay cash dividends in the foreseeable future. We intend to retain earnings, if any, to expand our operations.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 24, 2009, John Bordynuik purchased 40,250,000 shares of the Company common stock, representing 63.19% voting interest from then President and Chief Executive Officer, Nicole Wright.  Simultaneously, the officers and directors resigned and appointed Mr. Bordynuik as the Company’s sole officer and director. On June 30, 2009, the Company entered into a stock purchase agreement whereby the Company agreed to sell 66,667 shares of the Company’s common stock to John Bordynuik, Inc. (“JBI”), a Delaware corporation controlled by Mr. Bordynuik for an aggregate value of $200,000.

On July 15, 2009, the Company closed on an asset purchase agreement to purchase and assume certain assets of John Bordynuik, Inc., in exchange for the issuance of 809,593 shares of the Company’s common stock.

As of June 30, 2009, $71,538 of stockholder loan payable was used as operating expenses. On June 30, 2009, the Company issued 23,846 shares of restricted common stock in satisfaction of stockholder loans payable for a value of principal and interest in the amount of $71,538, or $3.00 per share.

In July 2009, the Company entered into a lease agreement to rent office space of 790 sq. ft. in Cambridge, Massachusetts for a base term of 12 months.  The sole officer and director prepaid the office rental expenses for the term of the lease.

Except as set forth above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as any of our directors or officers.
ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2009 and December 31, 2008, respectively, for professional services rendered by Gately & Associates, LLC our independent registered accounting firm, for the audit of the Company's annual financial statements and for audit-related services, tax services and all other services, as applicable.

Service Provided	Fiscal 2009	Fiscal 2008(2)

Audit Fees(1)
Annual Audit	$84, 400	$ *

Audit Related Fees
Assurances and Related Sources	25,000	*

Tax Fees)
Tax Services	0	*

All Other Fees
Fees for other services	0	*

Total Fees	$109,400	*

(1) Audit fees for fiscal year 2009 and 2008 include professional services rendered by our independent registered public accounting firm and third party accounting services for the annual audit of the Company’s financial statements and internal controls and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.
(2) The Company effected a change of control in 2009 and the current management does not have this information.

The Company’s Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, the Company’s independent registered public accounting firm. At the beginning of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by these firms during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees initially pre-approved by the Audit Committee.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
10.1	Asset Purchase Agreement *
10.2	Unit Purchase Agreement by and among 310 Holdings, Inc., Pak-It, LLC and the Pak-It, LLC Unitholders**
10.3	Loan Agreement**
10.4	Pledge Escrow Agreement**
10.5	Security Agreement Inventory**
10.6	Security Agreement Equipment**
10.7	Security Agreement Accounts, General Intangibles, Contract Rights**
10.8	$1,200,000 Note**
10.9	$2,665,000 Liability Note**

31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer
99.1	Press Release**
99.2	Proforma Financials**

* Incorporated by reference to Form 8-K filed on June 26, 2009.
** Incorporated by reference to Form 8-K October 1, 2009.

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 31st day of March, 2010.

Date: March 31, 2010	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President, CEO, Director

Date: March 31, 2010	By:	/s/ Ron Baldwin, Jr.
Name: Ron Baldwin, Jr.
Title: Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Bordynuik	Director and Chairman of the Board;	March 31, 2010
John Bordynuik	President and Chief Executive Officer

/s/ Ron Baldwin, Jr.	Chief Financial Officer	March 31, 2010
Ron Baldwin, Jr.

/s/ Jacob Smith	Chief Operating Officer and Director	March 31, 2010
Jacob Smith

/s/ Amy Bradshaw	Director	March31, 2010
Amy Bradshaw

/s/ John Wesson	Director	March 31, 2010
John Wesson

/s/Gregory Goldberg	Director	March 31, 2010
Gregory Goldberg