Form 10-K/A
period 2009-12-31
JBI, INC.
filed 2010-07-09
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Title of each class to be registered:
Common stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐
 No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No☐

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2009 was approximately $294 million. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2009, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As at June 21, 2010, there were 50,118,450 shares of Common Stock, $0.001 par value per share issued and outstanding.

Documents Incorporated By Reference –None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of JBI, Inc. for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 (the “Original Filing”). We are filing this Amendment primarily to correct the accounting treatment and related disclosures of two acquisitions which were completed during 2009, and to correct the valuation of media credits acquired by the Company during 2009 through the issuance of common stock.

JBI, Inc. 10-K/A 2009

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K/A (“Report”) and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in the Company’s forward-looking statements. For information concerning these factors and related matters, see “Risk Factors” in Part I, Item 1A in this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Report. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless otherwise noted, references in this registration statement to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

PART I

ITEM 1.         BUSINESS

General

JBI, Inc. (“JBI” or the “Company”) was originally incorporated on April 20, 2006 in the State of Nevada as 310 Holdings Inc. (“310”). 310 had no significant activity from inception through March 2009. In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310, and was subsequently appointed President and CEO of the Company.

During 2009, JBI acquired three revenue sources, and began researching opportunities for continued expansion and development.

During June, 2009, the Company purchased certain assets of John Bordynuik, Inc. (“Data”), a Delaware corporation.  The assets acquired from Data included custom tape drives, computer hardware, servers, and a mobile data recovery container to read and transfer data from computer tapes.

During August 2009, the Company purchased 100% of the outstanding shares of Javaco, Inc. (“Javaco”). Javaco distributes over 100 lines of equipment including fiber optic transmitters and radio frequency connectors used in the telecommunications industry.

During September, 2009, the Company purchased 100% of the membership interests of Pak-It, LLC (“Pak-It”).   Pak-It manufactures cleaning chemicals, and owns a patent that allows for delivery of condensed cleaning chemicals in water soluble film, most often currently used in industrial cleaning operations.  All U.S. Home Depots are cleaned using Pak-It products. Pak-It expects to expand into retail markets during the third quarter of 2010.

The Company currently owns three P2O processing machines. The Company believes that these machines are capable of converting waste plastic to oil through a process.   One machine is a 20-ton processor intended for commercial use.  The other two machines are smaller prototypes intended for research and development purposes.  The Company intends to assemble more of these machines, which it will own and manage itself, or license to commercial operators in the United States, Canada and elsewhere.  Through a joint venture with a third party, the Company plans to install machines intended for international use on ships that will travel overseas.  The machines have undergone extensive testing to determine whether, among other things, they satisfy air quality standards enforced by the New York Department of Environmental Conservation (“DEC”).  To date, test results indicate that the machines comply with these standards.   The Company is operating its large processor to gather data for a DEC air permit to allow full commercial production.

During February, 2010, the Company formed two Nevada corporations as wholly owned subsidiaries: Plastic2Oil Land, Inc., Plastic2Oil Marine, Inc. to operate Plastic2Oil (“P2O”) operations on land and sea, respectively.  The  Company hopes to begin commercial operations of converting waste plastic to oil in the third quarter of 2010.  In addition, the Company entered into its first Area Development Agreement with AS PTO, LLC to promote licensing and P2O operations in Florida using a combination of Joint Ventures (JV’s) and Company owned sites.  In February the first license was issued to Plastic 2 Oil of Clearwater 1, LLC (a Delaware LLC) and was arranged with members Plastic2Oil Land, Inc., AS PTO, LLC and ES Resources, LLC.   We are presently negotiating an agreement with Pak-It former management team to roll out P2O in Florida.  These ongoing discussions could potentially result in further agreements covering additional geographical areas.

During February, 2010, the Company formed a wholly owned New York corporation, JBI RE #1, Inc. to secure an industrial building in Niagara Falls, NY.  This building will house the first commercial operation of the P2O entities. During February, 2010, the Company formed a wholly-owned Ontario corporation, JBI (Canada), Inc., to produce, market and sell the Pak-It™ products in Canada.  During February, 2010, the Company formed a wholly owned Ontario corporation, JBI RE One, Inc., to purchase an industrial building in Thorold, Ontario.

In May, 2010 the Company formed a wholly-owned New York limited liability company, Plastic2Oil of NY #1, LLC, to operate the P2O operations and R&D functions at the Niagara Falls, NY facility.

Products and Competition

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

Pak-It™ uses patented technology to deliver liquid cleaner in a water soluble sachet. The products are fully biodegradable and much easier to ship than bulky liquid products. The user simply adds water to the container without measuring or cutting the Pak-It™.  Large retailers (like Home Depot and Office Depot) and many national Building Service Contractors already using the product have documented significant cost savings from shipping, training, inventory controls and space utilization.

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

Licenses, Patents and Trademarks

Pak-It™ uses patented technology to deliver liquid cleaner in a water soluble sachet. The products are fully biodegradable and much easier to ship than bulky liquid products. The user simply adds water to the container without measuring or cutting the Pak-It™.  Large retailers (like Home Depot and Office Depot) and many national Building Service Contractors already using the product have documented significant cost savings from shipping, training, inventory controls and space utilization.  JBI intends to seek patent protection for its Plastic2Oil technology.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K/A in conjunction with other reports and documents that we file from time to time with the SEC, including, but not limited to , our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  You may obtain copies of these reports directly from us or from the SEC at the SEC Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov. For further discussion concerning the Company’s business, see the information included in Item 7 (Management’s Discussion and Analysis of Financial Condition and results of Operations) and Item 8 (Financial Statements and Supplementary Data) of this Report

ITEM 1A.      RISK FACTORS

Risks Relating to Our Business

In addition to the other information included in this Form 10-K/A, the following risk factors should be considered in evaluating our businesses and future prospects. These risk factors represent what we believe to be the known material risk factors with respect to us and our business. Our business, operating results, cash flows and financial condition are subject to these risks and uncertainties, any of which could cause actual results to vary materially from recent results or from anticipated future results.

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

We may not be able to obtain necessary licenses, rights and permits required to develop or operate our business, and we may encounter environmental or occupational, safety and health conditions or requirements that would adversely affect our business.

The Company requires a permit from the DEC allowing commercial operation of the P2O processing machines in New York.   The Company believes that in the near future, it will obtain a permit from the DEC allowing commercial operation of the machines in New York; however, there is no assurance that this permit will be obtained, or that the machines will comply with other state or federal or foreign or international environmental or occupational, safety and health regulations. If required permits are not obtained or our P2O machines do not meet environmental or occupational, safety and health regulations, our operating results may be adversely affected.

We may experience delays in the commercial operations of our P2O machines and there is no assurance that they can be operated profitably.

The Company hopes to begin commercial operations of converting waste plastic to oil in the third quarter of 2010; however, if commercial production is delayed or we fail to achieve commercial operation of our P2O machines our operating results will be materially adversely affected.   The Company believes that its P2O machines are capable of converting waste plastic to oil.  Although the Company believes that these machines are commercially feasible, there is no assurance that they can be operated profitably on a large scale at a wide variety of locations, including oceangoing ships.

Our P2O processing machine technology is not patent protected.

The Company has not sought patent protection for its P2O processing technology.  However, we intend to do so in the near future.  A lack of patent protection could have a material adverse effect on our ability to gain a competitive advantage for our machines and may have a material adverse effect on our results of operations, especially on future sales or licensing of our machines.

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

As with other producers of cleaning agents, we are also exposed to risks associated with product liability claims, if the use of our products results in injury or illness. We cannot predict what impact such product liability claims or resulting negative publicity would have on our business or on our brand image. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses, although we do carry product liability insurance for potential product liability claims.   Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties.

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

We have recently acquired several new businesses and cannot guarantee that we will be able to successfully assimilate our new businesses in the future. Moreover, acquisitions involve a number of risks, including:

           •           Integrating the operations and personnel of the acquired businesses;
           •           Operating in new markets with which we are not familiar;
           •           Incurring unforeseen liabilities at acquired businesses;

           •           Disruption to our existing business;
           •           Failure to retain key personnel of the acquired businesses;
           •           Impairment of relationships with employees, manufacturers and customers; and
           •           Incorrectly valuing acquired entities.

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

Our business may be adversely affected by the global economic downturn and the continuing uncertainties in the financial markets.

The global economy is currently in a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy and the global financial markets. We are unable to predict the likely duration and severity of the current global economic downturn or disruptions in the financial markets. If economic conditions deteriorate further, our business and results of operations could be materially and adversely affected.

Although we believe we have adequate liquidity and capital resources to fund our operations internally, in light of current market conditions, our inability to access the capital markets on favorable terms, or at all, may adversely affect our financial performance. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forgo certain opportunities, which in turn could potentially harm our performance.

We may have difficulty attracting and holding outside Board members and this may affect the quality of our management

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies. Outside directors are becoming increasingly concerned with the availability of directors and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has become much more expensive and difficult to obtain than it had been in the past. It has become increasingly more difficult for small companies like us to attract and retain qualified outside directors to serve on its Board.

We have a history of net losses, and may not be profitable in the future

We have incurred net losses for each of the last three fiscal years. We cannot assure you that we will be profitable in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common stock.

The possibility of Goodwill impairments exists

We evaluate the recoverability, annually or more frequently if impairment indicators arise, as required, of the goodwill carried on our financial statements as an asset. Goodwill is reviewed for impairment by applying a fair-value to the reporting unit level, which is the same as the business segment level. A Goodwill impairment loss will be reported for any goodwill impaired. Consequently an impairment of goodwill could have a significant adverse effect on our financial results.

Our inventories may become obsolete

The life cycles of some of our products depend heavily upon the life cycles of the end products into which these products are designed. Products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. The life cycles for electronic components have been shortening over time at an accelerated pace. We may be adversely affected in the future by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed.

Risks Associated with Our Shares of Common Stock

Our investors may lose their entire investment in our securities
An investment in our securities is speculative and the price of our securities has been and will continue to be volatile.  Only investors who are experienced in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

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

Our common stock may be ineligible for quotation on the OTC bulletin board.

In June-July 2010, the Company’s common stock was subject to removal from quotation on the OTC bulletin board due to, among other things, the delayed filing of its Form 10-Q for the quarter ended March 30, 2010.   Although the Company’s stock currently is so eligible, there is no assurance that our stock will not be removed from the bulletin board in the future.  Such removal could adversely impact the market for our stock by, among other things, further decreasing shareholder liquidity and making it more difficult to dispose of, or to obtain accurate quotations as to the market value of our Common Stock.  As a result, the market value of our Common Stock likely would decline.

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

Our common stock may be classified as a “penny stock” as that term is generally defined in the securities exchange act of 1934 to mean equity securities with a price of less than $5.00. As such our common stock would be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

Listing Our Stock on Markets Other than the OTCBB could be costly for us

Our common stock is currently quoted and trades on the OTCBB in the United States. The OTCBB is operated by Financial Industry Regulatory Authority, Inc. (“FINRA”). In the future, we may file an application to be quoted on the NASDAQ Stock Exchange or another national securities exchange (collectively, an “Exchange”). Unlike the OTCBB, every Exchange has corporate governance and other public interest standards, which we will have to meet. Such standards and regulations may restrict our capital raising or other activities by requiring stockholder approval for certain issuances of stock, for certain acquisitions, and for the adoption of stock option or stock purchase plans.

The Exchange will require that a majority of the members of our Board of Directors be independent directors as defined by the Exchange. The independent directors must have regularly scheduled meetings at which only independent directors are present. Compensation of our chief executive officer must be determined, or recommended to the Board of Directors for determination, either by (i) a majority of the independent directors, or (ii) a compensation committee comprised solely of independent directors, and the chief executive officer cannot be present during voting or deliberations. Compensation of our other executive officers must be determined, or recommended to the Board of Directors either by (i) a majority of the independent directors, or (ii) a compensation committee comprised solely of independent directors. Director nominees must either be selected, or recommended for selection by the Board of Directors either by (i) a majority of the independent directors, or (ii) a nominations committee comprised solely of independent directors. The nominations process must be set forth in a formal written charter or a Board of Directors’ resolution.

In addition, the audit committee will have to be composed of at least three (3) members, all of whom are independent as defined by the Exchange and under SEC Rule 10A-3(c), and who have not participated in the preparation of the financial statements of us or any subsidiary of us during the past three (3) years. One member of the audit committee must have specified employment experience in finance or accounting. Accordingly, we would have to appoint three independent directors to serve on our audit committee and one of those audit committees members would need the required experience in finance and accounting.

We currently meet some, but not all of these requirements. Our compensation and audit committees meet these requirements.

We do not expect to pay dividends

We intend to invest all available funds to finance our growth. Therefore our stockholders cannot expect to receive any dividends on our common stock in the foreseeable future. Even if we were to determine that a dividend could be declared, we could be precluded from paying dividends by restrictive provisions of loans, leases or other financing documents or by legal prohibitions under applicable corporate law.

Our Series A Super Voting Rights Preferred Stock provides for voting rights that are 100 times the rights of Common Stock which will limit your ability to influence corporate matters

In December 2009, the Company issued to the President and CEO 1 million shares of Series A Super Voting Rights (“SVR”) Preferred Stock in exchange for Common Stock. The SVR Preferred Shares have no conversion, dividend or liquidation rights, however they provide for voting rights that are 100 times the rights of Common Shares. Accordingly, this stockholder could have significant influence over the outcome of any corporate transaction or other matter submitted to stockholders for approval, including mergers, consolidations and the sale of substantially all of our assets and could also prevent or cause a change in control. The interests of this stockholder may differ from the interests of other stockholders.

Risks Related to Internal Controls

The Company’s management has identified groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the company’s internal control over financial reporting as of December 31, 2009.  See Item 9A in this report for Management’s discussion of these material weaknesses.

We have not been able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis and accordingly we are not able to conclude that our internal controls are effective nor have we completed our Section 404 implementation.  We have in the past discovered, and may in the future discover, areas of our internal controls or difficulties encountered in their implementation, which could negatively affect our operating results or cause us to fail to meet our reporting obligations.  The costs necessary to achieve compliance may be significant

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

Our principal executive offices are located at 500 Technology Square, Suite 150, Cambridge, MA 02139.  In July 2009, we entered into a lease agreement to rent office space of 790 sq. ft. in Cambridge, Massachusetts for a base term of 12 months at a rate of $31,600/year.  The Company also leases a 636 square foot office space in Clearwater, Florida for a base term of 12 months for $12,720/year. Pak-It leases approximately 1½ acre of land with about 60,000 square feet of office and manufacturing space in Philadelphia, Pennsylvania for $50,000 per year. Javaco leases 8,000 square feet of office and warehouse space in Hilliard, Ohio for $56,000 per year. In March, 2010, JBI RE #1, Inc. entered into a contract for sale for approximately 3.37 acres of land with about 14,000 square feet of office and manufacturing space in Niagara Falls, New York.  The seller is currently configuring the property to meet the needs of JBI RE #1 during which time lease payments are being made in the amount of $5,288/month.  These payments will be applied to the purchase price at the time of closing in mid-July.

ITEM 3.         LEGAL PROCEEDINGS

We are not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such.   We are not aware of any claims against the Company or any reputed claims against it at this time except for claims of two former employees of the Pak-It subsidiary. These former employees have alleged that certain monies are due them pursuant to their employment agreements and the Company has retained legal counsel to handle the claims.  The amounts of the claims are deemed immaterial to the Company.

ITEM 4.          (REMOVED AND RESERVED)

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

Periods	High	Low
Quarter Ended
March 31, 2008	$.27	$.14
June 30, 2008	$.14	$.10
September 30, 2008	$.02	$.02
December 31, 2008	$.01	$.01
M March 31, 2009	.01	$.01
June 30, 2009	1.03	$.99
September 30, 2009	1.20	$1.18
December 31, 2009	7.45	$6.30

Holders of Our Common Stock

As of June 25, 2010, the Company had 50,118,450 shares of $0.001 par value common stock issued and outstanding held by approximately 2,000 shareholders of record.  Also as of June 25, 2010, the Company had 1,000,000 shares of Series A Super Voting Preferred Stock issued and outstanding held by 1 shareholder.

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

Recent Sales of Unregistered Securities

On May 20, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 498,779 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at per share price of $4.00 for aggregate offering proceeds of $1,995,116. The Private Offering was conducted on a best efforts basis with a minimum investment of $10,000 by the Company’s officers and directors.

The Private Offering and issuance of Common Stock was an unregistered sale of securities conducted pursuant to Rule 506 of Regulation D or Regulation S promulgated thereunder. Such securities were not registered under the Securities Act of 1933.

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data set below is derived from our audited financial statements. The following selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes included in Item 7 and Item 8, respectively.

Selected consolidated statement of operations data:

	2009	2008
Sales	$3,907,527	$15,050
Cost of goods sold	3,171,974	-
Gross profit	735,553	15,050
Operating expenses	2,849,351	90,344
Other expenses, net	92,194	35,668
Income tax provision	-	-
Net loss	$(2,205,992)	$(110,962)

Basic & diluted earnings per share	$(0.037)	$(0.002)

Selected balance sheet accounts:
	2009	2008
Current assets	$6,278,466	$3,806
Total assets	12,651,133	3,806
Total liabilities	1,512,933	1,600
Shareholders’ equity	$11,138,200	$2,206

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K/A (“Report”) and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in the Company’s forward-looking statements. For information concerning these factors and related matters, see “Risk Factors” in Part I, Item 1A in this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Report. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.
Critical Accounting Policies

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies have significant effect in the preparation of our consolidated financial statements.

Impairments

If the carrying value of an asset, including goodwill and identifiable intangible assets exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between estimated fair value and carrying value. Management assesses assets for recoverability at least annually, or whenever changes in circumstances indicate that an asset’s carrying amount may not be recoverable

Goodwill

Goodwill resulted primarily from business acquisitions. In accordance with accounting rules, goodwill is not amortized, but is subject to an annual impairment test, which the Company performs in the 4th quarter. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

Accounts Receivable

Accounts receivable represents unsecured obligations due from customers under terms requesting payments upon receipt of invoice up to ninety days, depending on the customer.  Accounts receivable are non-interest bearing and are stated at the amounts billed to the customer net of an allowance for uncollectible accounts. Customer balances with invoices over 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer remittance, or if unspecified, are applied to the earliest unpaid invoice.

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  Accounts receivable determined to be uncollectible are recognized using the allowance method.  The allowance for uncollectible accounts for the years ended December 31, 2009 and 2008 was $59,000 and $0, respectively.

Revenue Recognition

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

New accounting pronouncements and policies

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Plan of Operations

Overview

Management began executing its business plan in 2009 by acquiring three revenue generating sources in 2009 and concentrating R & D resources on scaling P2O for a 2010 launch. Detailed summaries of each acquisition and P2O are described in detail below.

Through recruiting efforts and these acquisitions, management believes that it has quickly assembled an experienced team of professionals that will allow the Company to grow both organically (within each subsidiary) and through synergistic acquisitions that have a demonstrated propensity towards being eco-friendly.

The company believes that both private and public entities will see the environmental benefit, positive cost analysis, and potential savings from unnecessary disposal of waste plastic using Plastic2Oil, which will provide incentives for expansion of sites..   By offering “green” products and continuing to use its proprietary technologies the Company will help create solutions to enormous problems.  From Pak-It™ products, where we save fuel by “not shipping water”, to Plastic2Oil where we will create fuel from what is currently a costly plastics disposal problem, the Company is well positioned for growth.

In addition to the management expertise that came with the acquisitions, the Company has hired Ronald C. Baldwin, Jr. as CFO and Jacob Smith as COO.  These seasoned executives have already identified areas for improvement and have acted to make the acquisitions more profitable.

For instance, on or about January 20, 2010, Pak-It reduced its workforce from 49 to 36 employees as part of a corporate restructuring of the bulk cleaning component of the business.  The Company’s Chief Operating Officer, Jacob Smith, is overseeing the transition of the plant from primarily a labor intensive bulk chemical manufacturing company to a highly automated plant focused on production of our line of water soluble chemical Pak-Its.  The automation being put in place will allow the Company to operate more efficiently as well as satisfy the production rate necessary to support our national retail launch.

Significant Developments and Strategic Actions in 2009

In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310 Holdings on April 24, 2009. Subsequently, John Bordynuik was appointed President and CEO of the Company.

On August 24, 2009, the Company acquired Javaco, Inc.(“Javaco”), for its know-how in world-wide communications and its business experience in Mexico and South America. Management intends to utilize Javaco’s expertise to launch Plastic2Oil sites in Mexico and South America and to develop a secure communications infrastructure between the Plastic2Oil sites and the Company.  Javaco currently distributes over 100 lines of equipment from fiber optic transmitters to RF connectors. To further enhance business in the United States, new distribution lines are frequently being added including a line of home theater and audio video products.

On September 30, 2009, the Company acquired Pak-It, LLC, a Florida limited liability company. Pak-It operates two business units: 1) a bulk chemical processing, mixing, and packaging facility, and 2) a patented delivery system that packages condensed cleaners in small water-soluble packages. The acquisition of Pak-It, LLC was primarily driven by the Company’s desire to access the experience that the Pak-It management team has in chemistry, marketing, sales, operations, and finance. The Pak-It team was used to centralize JBI’s accounting in Clearwater, Florida for controls and reporting.  Management intends to utilize the Pak-It team to help grow all of the Company’s business segments, including the Philadelphia plant, which will perform the following:

•	Bulk packaging facility will mix and package the catalyst used in the Plastic2Oil process.
•	Continue to manufacture Pak-It™ water-soluble sachets and assist in setting up Canada operations for manufacturing and sale of Pak-It products in Canada.
•	To sell cleaners using Pak-It technology in the retail market.

The Company has also been focusing on restructuring the Philadelphia plant and revised the business plan for growth into the retail market. Management is going forward with a full retail rollout of Pak-It products. The company engaged Western Creative Inc. on January 12, 2010 to assist in planning and marketing the retail launch. In anticipation of increased demand for product from the retail launch, management is also reconfiguring the plant and updating its equipment. We also procured a 20 MT (metric ton) Plastic2Oil Processor and are now developing all aspects of the process from procurement, to automated systems of feeding, processing, and collecting oil.

IsleChem was engaged by the Company on December 9, 2009 to verify the Company’s Plastic2Oil process. During 40 runs of tests, IsleChem was able to isolate the conditions that allowed the process to run optimally and provide engineering support to gather data to apply for a NYDEC air permit. IsleChem verified our Plastic2Oil process is scalable and repeatable.

In 2010, the Company assembled its 20T Plastic2Oil processor at its P2O factory in Niagara Falls, NY. The Company purchased a shredder and granulator to preprocess bulk plastic. A complete automation system with 63 sensors was installed on the Plastic2Oil processor for control, data logging, and management. The processor was run to gather operational steady state data for a stack test. Oxygen sensors supplied by a major US sensor manufacturer failed when exposed to the process over time and delayed our permit application process. A number of oxygen sensors were tested until a suitable replacement was found. Sensors on the processor are now functioning properly.

A minor by-product of the process is an off-gas much like natural gas. The process consumes much less off-gas to operate than is generated when operating at maximum capacity. Further testing at high processing rates proved that all the off-gas could not be burned (temporarily for a stack test) in the process furnace. Flaring the excess off-gas is common in the oil and gas industry but is not environmentally friendly, would waste the fuel value, and would require a separate permit. To avoid flaring the excess gas, the Company purchased a gas compression system to buffer and regulate the off-gas to 1) resell or 2) to cold start the process. The gas compression system and mobile storage tanks were installed on the Company’s 20T Plastic2Oil processor in June, 2010.  The gas compression was successfully interfaced to the Company's 20T processor. The 20T processor is presently being operated in steady-state conditions to gather data for an air permit.

In May 2010, IsleChem engineered and had manufactured a simple solution to separate diesel and gasoline fractions into separate fuel tanks to remove the gasoline fraction from our diesel-like fuel. IsleChem is presently testing this solution with various plastic feedstock and it will be scaled to work on our 20T Plastic2Oil processor. The Company will not delay work and testing for an air permit by waiting for a large scale gas/diesel separator.

The Company continues to make very positive productive progress with its P2O operations.

On December 22, 2009, the Company and Rick Heddle agreed to a Joint Venture whereby Heddle Marine Service, Inc. will retrofit ships with P2O processors. The Company is now finalizing a JV Agreement for production of its first P2O ship with Heddle. JBI anticipates contracting with various countries to convert their plastic waste into oil. Also, JBI has signed an Area Development Agreement (ADA) for 45 P2O sites in the State of Florida with AS PTO, LLC, an entity controlled by Al Sousa of Largo, Florida.  Both Heddle and Sousa have strong management capabilities and are expected to be essential to the scaling up of a nationwide P2O launch.

JBI continues to maintain its data recovery and migration business through the use of its tape drives. It currently has a mobile data container that can be deployed to transfer data onsite for customers with highly sensitive data. It acquired tape drives, servers, and the mobile data container through the acquisition of certain assets from John Bordynuik, Inc.  The Company has a large backlog of tapes to be migrated and is seeking strategic partnerships with international companies that will allow the Company to realize tape revenues faster, thereby decreasing the backlog.

Results of Operations

Years ended December 31, 2009 compared to December 31, 2008

For the year ended December 31, 2009, we generated $3,907,527 in revenues, and incurred a net loss of $2,205,992.  We had no significant activity during 2008.

Revenue Sources

We derive revenues from the sale of bulk cleaning chemicals and patented cleaning solutions in water soluble sachets through our Pak-It subsidiary, which comprised $1.6 million of total revenues during 2009.

Additionally, we derive revenues through Javaco through the sales and distribution of electronic components marketed in Mexico and Latin America, which comprised $2.1 million of total revenues during 2009.

Finally, we generate sales through reading high volume legacy data computer tapes for large institutions and corporations.  We expect that the commercial launch of Plastic2Oil will result in sales of the product produced by our units.

Stock-Based Compensation

The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

The company plans to adopt a formal plan which addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. No such plan had been adopted as of June 25, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009 we have approximately $3.1 million cash on hand, most of which was being held in escrow in our attorney’s trust account which was released to the Company in January for availability to operations.

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for capital expenditures and general corporate expenses.

We expect to rely upon funds raised from private placements, as well as future equity and debt offerings to implement our growth plan and meet our liquidity needs going forward.  Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next twelve month period at which point further funding will be necessary. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a Smaller Reporting Company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firms	23-24

Consolidated Balance Sheets – December 31, 2009 and December 31, 2008	25

Consolidated Statements of Operations – December 31, 2009 and December 31, 2008	26

Consolidated Statements of Changes in Shareholders’ Equity – December 31, 2009 and December 31, 2008	27

Consolidated Statements of Cash Flows – December 31, 2009 and December 31, 2008	28

Notes to Consolidated Financial Statements	29-41

Report of Independent Registered Public Accounting Firm

The Board of Directors

JBI, Inc.

We have audited the consolidated balance sheet of JBI Inc. (formerly known as 310 Holdings, Inc.), as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of JBI, Inc. as of December 31, 2008, were audited by other auditors, whose report dated March 27, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2009 consolidated financial statements present fairly, in all material respects, the consolidated financial position of JBI, Inc. as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has restated the 2009 financial statements to correct the accounting for business acquisitions and stock issuances. The effects of this restatement are disclosed in Note 2.

WithumSmith+Brown, PC
New Brunswick, New Jersey
July 9, 2010

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada March 27, 2009

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT THAT HAS NOT BEEN REISSUED BY MOORE AND ASSOCIATES

JBI, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

ASSETS
	2009	2008
	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$26,307	$3,806
Escrow cash - attorneys' trust	3,123,595	-
Accounts receivable, net	1,662,202	-
Inventories	1,414,813	-
Prepaid expenses	51,549	-

TOTAL CURRENT ASSETS	6,278,466	3,806

PROPERTY AND EQUIPMENT
Leasehold improvements	473,609	-
Machinery and office equipment	572,295	-
Vehicles	12,325	-
Furniture and fixtures	17,679	-
	1,075,908	-
Less accumulated depreciation and amortization	(101,120)	-

NET PROPERTY AND EQUIPMENT	974,788	-

OTHER ASSETS
Restricted cash	144,500	-
Goodwill	5,179,249	-
Deposits	64,116	-
Patents, net	10,014	-

TOTAL OTHER ASSETS	5,397,879	-

TOTAL ASSETS	$12,651,133	$3,806

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,066,949	$-
Accrued expenses	225,420	1,600
Income taxes payable	159,661	-
Deferred income taxes	60,903	-

TOTAL CURRENT LIABILITIES	1,512,933	1,600

Commitments and Contingencies

SHAREHOLDERS' EQUITY

Common Stock, par $0.001; 150,000,000 authorized, 69,453,840 and 63,700,000
shares issued and outstanding at December 31, 2009 and 2008, respectively	69,454	63,700
Common Stock Subscribed, 1,022,410 shares at cost	817,928	-
Stock subscriptions receivable	(817,928)	-
Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 and -0- shares
issued and outstanding at December 31, 2009 and 2008, respectively	1,000	-
Additional paid in capital	13,377,032	41,800
Accumulated deficit	(2,309,286)	(103,294)

TOTAL SHAREHOLDERS' EQUITY	11,138,200	2,206

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,651,133	$3,806

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

	2009	2008
	(Restated)
NET SALES
Pak-It	$1,608,920	$-
Javaco	2,117,067	-
Other	181,540	15,050
	3,907,527	15,050
COST OF SALES
Pak-It	1,289,865	-
Javaco	1,820,063	-
Other	62,046	-
	3,171,974	-

GROSS PROFIT	735,553	15,050

OPERATING EXPENSES	2,849,351	90,344

LOSS FROM OPERATIONS	(2,113,798)	(75,294)

OTHER INCOME (EXPENSE)
Interest expense, net	(137,304)	(35,668)
Other income, net	45,110	-
OTHER INCOME (EXPENSE), NET	(92,194)	(35,668)

LOSS BEFORE INCOME TAXES	(2,205,992)	(110,962)

INCOME TAX PROVISION	-	-

NET LOSS	$(2,205,992)	$(110,962)

Basic & diluted net loss per share	$(0.037)	$(0.002)

Weighted average number of common shares outstanding	60,130,392	63,700,000

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2009 and 2008

	Common Stock		Common Stock		Stock	Preferred Stock		Additional		Total
	$0.001 Par Value		Subscribed		Subscriptions	$0.001 Par Value		paid in	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Capital	Earnings	Equity

BALANCE - DECEMBER 31, 2007	63,700,000	$63,700	-	$-	$-	-	$-	$41,800	$7,668	$113,168

Net loss	-	-	-	-	-	-	-	-	(110,962)	(110,962)

BALANCE - DECEMBER 31, 2008	63,700,000	63,700	-	-	-	-	-	41,800	(103,294)	2,206

Common stock exchanged for Preferred	(30,000)	(30)	-	-	-	1,000,000	1,000	(970)	-	-

Common stock retired	(9,970,000)	(9,970)	-	-	-	-	-	9,970	-	-

Common stock issued for cash and settlement of shareholder advance, $3.00 per share	90,513	91	-	-	-	-	-	271,447	-	271,538

Shares issued in exchange for assets of John Bordynuik, Inc., at historical carrying value (Note 8)	809,593	810	-	-	-	-	-	358,121	-	358,931

Shares issued in connection with acquisition of Javaco and Media Credits, $1.00 per share (Note 8)	3,500,000	3,500	-	-	-	-	-	3,496,500	-	3,500,000

Shares issued in connection with acquisition of Pak-It, $1.20 per share (Note 8)	625,001	625	-	-	-	-	-	749,375	-	750,000

Shares issued and subscribed for in connection with private placement, $0.80 per share, net of issuance costs of $158,530	7,179,983	7,180	1,022,410	817,928	(817,928)	-	-	5,576,276	-	5,583,456

Shares issued primarily to settle Pak-It acquisition indebtedness and acquisition fees, $0.80 per share	3,548,750	3,549	-	-	-	-	-	2,832,451	-	2,836,000

Services contributed by shareholder	-	-	-	-	-	-	-	42,061	-	42,061

Net loss (Restated)	-	-	-	-	-	-	-	-	(2,205,992)	(2,205,992)

BALANCE - DECEMBER 31, 2009 (RESTATED)	69,453,840	$69,454	1,022,410	$817,928	$(817,928)	1,000,000	$1,000	$13,377,032	$(2,309,286)	$11,138,200

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009 and 2008

	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,205,992)	$(110,962)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	101,713	-
Provision for uncollectible accounts	65,444	-
Deferred income taxes	(17,763)
Services contributed by shareholder	42,061
Common shares issued for services	1,679,224	-
Changes in:
Accounts receivable	(691,535)	-
Inventories	(69,062)	-
Prepaid expenses, deposits and other	(91,398)	-
Accounts payable and accrued expenses	688,603	(4,802)

NET CASH USED IN OPERATING ACTIVITIES	(498,705)	(115,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(144,500)	-
Increase in escrow cash	(3,123,595)
Acquisition of property and equipment, net	(11,081)	-
Cash received for acquisition of subsidiaries, net	455,046	-

NET CASH USED IN INVESTING ACTIVITIES	(2,824,130)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	71,538	-
Proceeds from issuance of common stock	5,941,987	-
Direct offering costs	(158,530)
Repayments of notes payable	(2,509,659)	-
Net repayments of shareholder advances	-	(148,600)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,345,336	(148,600)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,501	(264,364)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,806	268,170

CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,307	$3,806

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$137,304	$35,668

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Industry – JBI, Inc. (“the Company”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006. 310 had no significant activity from inception through 2009. In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310, and subsequently was appointed President and CEO of the Company. During 2009, the Company changed its name to JBI, Inc.

On August 24, 2009, the Company acquired Javaco, Inc. a distributor of electronic components, including home theater and audio video products.

On September 30, 2009, the Company acquired Pak-It, LLC, a Florida limited liability company. Pak-It operates a bulk chemical processing, mixing, and packaging facility.  It also has developed and patented a delivery system that packages condensed cleaners in small water-soluble packages (“sachets”). The acquisition of Pak-It, LLC was primarily driven by the Company’s desire to access the experience that the Pak-It management team has in chemistry, marketing, sales, operations, and finance.  Management intends to utilize the Pak-It team to help grow all of the Company’s business segments.   The Pak-It operating facility, located in Philadelphia, will be used to perform the following:

•	Bulk packaging facility will mix and package the catalyst used in the Plastic2Oil process.
•	Continue to manufacture Pak-It™ water-soluble sachets and assist in setting up Canada operations for manufacturing and sale of Pak-It™ products in Canada.
•	To sell cleaners using Pak-It’s technology in the retail space.
See Note 8 for further information regarding these business combinations.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES AND RESTATEMENT

Restatement

The Company has determined that there were errors in the original accounting for the acquisitions of Javaco and Pak-It, the valuation of media credits, and equity issuances, causing the Company to restate previously reported financial results as of and for the year ended December 31, 2009. The effect of this misstatement to the financial statements is a decrease in total assets of approximately $11,507,000, an increase in net loss of approximately $2,178,000 and a decrease in equity o $11,809,000.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Basis of Presentation

These consolidated financial statements include the accounts of the JBI, Inc. and its wholly owned subsidiaries, Javaco, Inc. and Pak-It, LLC.   All significant intercompany accounts and transactions have been eliminated in consolidation. Prior to 2008, the Company was in the development stage, and accordingly the financial statements prior to 2008 had been prepared in accordance with the provisions of accounting and reporting by development stage enterprises.

New accounting pronouncements and policies

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to Goodwill, the value of assets and liabilities acquired, valuation of inventory, and the allowance for uncollectible accounts receivable. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents

Accounts Receivable
Accounts receivable represents unsecured obligations due from customers under terms requesting payments upon receipt of invoice up to ninety days, depending on the customer.  Accounts receivable are non-interest bearing and are stated at the amounts billed to the customer net of an allowance for uncollectible accounts. Customer balances with invoices over 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer remittance, or if unspecified, are applied to the earliest unpaid invoice.

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  Accounts receivable determined to be uncollectible are recognized using the allowance method.  The allowance for uncollectible accounts for the years ended December 31, 2009 and 2008 was $59,000 and $0, respectively.

Inventories

Inventories, which consist primarily of electrical components and chemicals, are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method of determining cost.

Property and Equipment

Property and Equipment are recorded at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Leasehold improvements	lesser of useful life or term of the lease
Machinery and office equipment	5-7 years
Vehicles	5 years
Furniture and fixtures	7 years
Office and industrial buildings	25 years

Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred and expenditures that increase the value or useful life of the asset are capitalized.

Impairments

If the carrying value of an asset, including goodwill and identifiable intangible assets exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between estimated fair value and carrying value. Management assesses assets for recoverability at least annually, or whenever changes in circumstances indicate that an asset’s carrying amount may not be recoverable

Goodwill

Goodwill resulted primarily from business acquisitions. In accordance with accounting rules, goodwill is not amortized, but is subject to an annual impairment test, which the Company performs in the 4th quarter. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

Changes in the carrying amount of Goodwill were as follows:

Balance, December 31, 2009	$0
Goodwill from business acquisitions (Note 8)	5,179,249
Balance, December 31, 2009	$5,179,249

Patents

Patents are initially measured based on their fair values. Patents are being amortized on a straight-line basis over a period of 10 to 17 years, and are stated net of accumulated amortization of $594 and $0 at December 31, 2009 and 2008, respectively. Patent amortization expense charged to operations was $594 for 2009 and $0 for 2008.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue Recognition

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

Shipping and handling costs

The company’s shipping and handling costs are included in cost of sales for all periods presented.

Advertising costs

The Company expenses advertising costs as incurred.  Advertising costs approximated $16,953 and $0 during 2009 and 2008, respectively.

Income Taxes

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2009. The Company files tax returns in the U.S federal and state jurisdictions. The Company has no open tax years prior to December 31, 2006.

Earnings Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

Concentrations and Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts and accounts receivable. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC, however, account balances may at times exceed insured limits. The Company extends limited credit to its customers based upon their creditworthiness and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

Restricted Cash

Pursuant to the terms of an employment agreement between the Company and an officer, the Company is required to have $144,500 held in an attorney trust account for the settlement of any future severance payments.

NOTE 3 – INVENTORIES, NET

Inventories at December 31 consist of the following:

	2009	2008

Raw materials	$773,867	$-
Work in progress	18,959	-
Finished goods	621,987	-

Total inventory	$1,414,813	$-

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company leases facilities and equipment under operating leases with terms ranging from 1 to 6 years.   Future minimum rent payments due under these leases are as follows:

Year ending December 31, 2010	$184,745
2011	$50,000
2012	$50,416
2013	$55,000
2014	$55,000
Thereafter	$55,000
Total	$450,161

The preceding data reflects existing leases and does not include replacements upon expiration. In the normal course of business, operating leases are generally renewed or replaced by other leases. Rent expense for the years ended December 31, 2009 and 2008 was $48,592 and $0, respectively.

Contingencies
The Company is not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such.   We are not aware of any claims against the Company or any reputed claims against it at this time except for claims of two former employees of the Pak-It subsidiary. These former employees have alleged that certain monies are due them pursuant to their employment agreements and the Company has retained legal counsel to handle the claims.  The amounts of the claims are deemed immaterial to the Company.

The Company has employment agreements with its officers and key employees that provide for minimum compensation and severance payments due upon termination.

NOTE 5 – BORROWING ARRANGEMENTS

Javaco, Inc. has a $200,000 credit line available through a financial institution, which is renewable on an annual basis and carries an interest rate of 4.25%.  No balance was due under this note as of December 31, 2009 and the credit line was not renewed.

Pak-It, LLC has a $1,550,000 credit line available through a financial institution which is renewable on an annual basis and carries an interest rate of prime rate of interest plus one-half percent.  No balance was due under this note as of December 31, 2009 and the credit line was not renewed.

NOTE 6 – INCOME TAXES

The components of the Company’s deferred tax assets/liabilities are as follows at December 31:

	2009	2008

Deferred tax assets (liabilities):
Net operating loss carry forwards	$864,000	$43,275
Allowance for doubtful accounts	23,000	-
Depreciation	3,000	-
Vacation accrual	3,000	-
Section 481(a) adjustment	(60,903)	-
Amortization	(32,000)	-

Net deferred tax assets (liabilities) before valuation allowance	800,097	43,275

Valuation allowance	(861,000)	(43,275)

Net Deferred tax assets (liabilities)	$(60,903)	$-

At December 31, 2009, the company had net operating loss carry forwards of approximately $1,831,000 that may be offset against future taxable income through 2029.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended December 31
	2009	2008
Computed tax benefit at the federal statutory rate of 34%	$761,889	$40,285
Valuation allowance	(761,889)	(40,285)
Provision (benefit) for income taxes	$0	$0
Effective income tax rate	0%	0%

NOTE 7 – STOCKHOLDERS’ EQUITY

On June 25, 2009, the Company entered into an asset purchase agreement (the “Agreement”) to purchase certain assets of John Bordynuik, Inc., a Delaware corporation (“Data”).  Under the terms of the Agreement, the Company issued 809,593 shares of common stock, par value $0.001 per share in consideration for the assets of Data.  The acquisition was treated as a transaction between entities under common control, and accordingly the assets were recorded at their historical carrying values totaling $358,931.  The closing of the Agreement occurred on July 15, 2009.

In 2009, Mr. Bordynuik exchanged $200,000 cash for 66,667 shares of stock and he received 23,846 shares to cancel $71,538 of debt, each at $3 per share

During December 2009, the Company issued Mr. Bordynuik 1 million shares of Series A Super Voting Preferred Stock (“Preferred shares”) in exchange for the return of 30,000 shares of the Company’s common stock.  Preferred shares have no conversion or dividend rights, but carry 100 to 1 voting rights (as compared to common shares). Further, Mr. Bordynuik returned and retired 9,970,000 common shares to the Company during 2009, and an additional 21,000,000 shares were returned to the Company and retired in March, 2010.

From December 2009 through January 2010, JBI, Inc., consummated a confidential private placement (the “Private Offering”) with certain accredited investors for the issuance and sale of 8,439,893 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at per share price of $0.80 for aggregate offering proceeds of $6,751,914.  The Private Offering was conducted in connection with the acquisition of Pak-It, LLC, a Florida limited liability company, by the Company.  During 2009, the Company had received gross proceeds of approximately $5.9 million, and also had subscriptions for an additional $817,928, or 1,022,410 shares. Costs associated with the Private Offering totaled $161,529. Subsequent to year-end the Company collected the subscriptions receivable, as well as an additional $190,000 in gross proceeds from subscriptions received in January 2010.

The Private Offering was conducted on a best efforts basis with a minimum investment of $10,000 by the Company’s officers and directors.

In connection with the acquisition of Pak-It, the Company also converted a total of $2,156,775 of debt owed to the Pak-It members and lien holders at a per share price of $0.80.  The Company issued 3,420,000 shares of common stock in conjunction with this debt conversion.  The total acquisition cost of Pak-It exceeded the identifiable net assets purchased by $549,458, which have been charged to operations as additional services provided.

The Private Offering and issuance of shares to the Pak-It members and lien holders was an unregistered sale of securities conducted pursuant to Rule 506 of Regulation D or Regulation S promulgated thereunder. Such securities were not registered under the Securities Act of 1933.

NOTE 8 – BUSINESS COMBINATIONS

On August 24, 2009, the Company purchased 100% of the issued and outstanding shares of Javaco, Inc. in exchange for $150,000 in cash and 2,500,000 shares of the Company’s common stock, valued at $2,500,000.  In connection with the agreement, the company also received media credits in print and radio in exchange for the issuance of an additional 1,000,000 shares of the Company’s common stock, valued at $1,000,000.  As the service provider began to perform under the contract, it became apparent that the Company had overestimated the future benefit that these credits would provide.   The value of the 3,500,000 common shares issued was determined based on the market price of the Company’s common shares on the date of exchange.  Javaco’s results of operations have been included in the consolidated financial statements since the date of acquisition.

Javaco, incorporated in March 2000, distributes electrical components and equipment, including home theater and audio video products.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Cash and cash equivalents	$26,797
Accounts receivable	575,915
Inventories	564,548
Other current assets	6,186
Equipment	30,008
Goodwill	2,369,390
Total assets acquired	3,572,844
Amounts payable to banks and other lenders due within one year	(299,150)
Other current liabilities	(623,695)
Total liabilities assumed	(922,845)
Net assets acquired	$2,650,000

While the acquisition of the media credits was connected to the acquisition of Javaco, it was the subject of a separate agreement which specified the purchase price of 1,000,000 shares of the Company’s common stock.  Accordingly, once management determined the value of the media credits was overestimated, the value of the shares given in exchange was charged to operations.

On September 30, 2009, the Company purchased 100% of the membership interests of Pak-It, LLC in exchange for 625,000 shares of the company’s common stock, valued at $750,000, and the issuance of $3,865,000 in debt.  The value of the common shares issued was determined based on the market price of the Company’s common shares on the transaction date. Pak-It’s results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table presents the allocation of the acquisition to the assets acquired and liabilities assumed, based on their estimated fair values:

Cash and cash equivalents	$578,249
Accounts receivable	460,196
Inventories	781,203
Other current assets	18,081
Property, plant, and equipment and patents	686,495
Goodwill	2,809,859
Total assets acquired	5,334,083
Amounts payable to banks and long-term debt due within one year	(237,658)
Other current liabilities	(481,425)
Other liabilities	(2,665,000)
Total liabilities assumed	(3,384,083)
Net assets acquired	$1,950,000

The above purchase price allocations have been done using management estimates.  The Company expects to have third party valuations done during 2010 but management does not expect the valuations to be materially different.  Any difference will be adjusted when the valuations are completed and recorded as a current period charge as needed.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of Javaco and Pak-It had occurred at January 1, 2008:

	December 31, 2009	December 31, 2008
Sales	$13,401,820	$13,810,856
Net loss	(27,234)	(104,152)
Net loss per share—Basic	(0.001)	(0.002)
Net loss per share—Diluted	(0.001)	(0.002)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

The Company paid an aggregate cash amount of $1,768,353 for debt owed to the Pak-It members and lien holders.  In addition, the Company paid off debt and founder loans of its subsidiary Javaco in an amount totaling $397,644 from the proceeds of the Private Offering.

NOTE 9 – SEGMENT REPORTING

During 2009, the Company had three principal operating segments, Data, Pak-It, and Javaco. The Company had no material operations during 2008.

These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” Intersegment sales are accounted for at fair value as if sales were to third parties. The following tables show the operations of the Company’s reportable segments:

	Data	Pak-It	Javaco	Eliminations	Consolidated
2009
Net sales	$181,540	$1,608,920	$2,117,067	$-	$3,907,527
Net loss	$875,291	$325,189	$1,005,512	$-	$2,205,992
Total assets	$12,470,002	$4,740,574	$4,203,174	$(8,762,617)	$12,651,133
Accounts receivable	$27	$523,941	$1,138,234	$-	$1,662,202
Inventories	$-	$773,867	$640,946	$-	$1,414,813

The Company has concluded that 2008 segment information was not significant to these financial statements.

Information as to the Company’s sales in different geographical areas is as follows:

	2009	2008
Net Sales:
United States	$2,539,571	$15,050
Mexico	533,297	0
Peru	439,253	0
Costa Rica	374,799	0
Other	20,607	0
	$3,907,527	$15,050

Sales are attributable to geographic areas based on location of customer. Neither the Company nor any of its segments depends on any single customer, small group of customers, or government for more than 10% of its sales.

Also, because a substantial portion of the Company’s sales are derived from the sales of product manufactured in the United States, long-lived assets located outside the United States are less than 10%.

NOTE 10 – SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Common shares returned and retired	$9,970	$--
Common shares exchanged for Preferred shares	$30	$--
Common shares issued in conjunction with Javaco acquisition	$2,500,000	$--
Common shares issued in conjunction with acquisition of media credits	$1,000,000	$--
Common shares issued in conjunction with Pak-It acquisition	$750,000	$--
Common shares issued to acquire assets of John Bordynuik, Inc.	$358,931	$--
Debt issued in conjunction with Pak-It acquisition	$3,865,000	$--
Common shares issued to settle Pak-It acquisition indebtedness	$2,156,775	$--
Common shares issued to settle shareholder advance	$71,538	$--
Common stock subscribed	$817,928	$--

NOTE 11 – RELATED PARTY TRANSACTIONS

As described in Note 7, the Company issued shares of common stock to acquire assets from John Bordynuik, Inc. (“Data”), a company owned partially by the Company’s President and CEO, valued at $342,563. Many of the contracts associated with providing tape reading services are still held in the name of Data, though it is their intent to transfer these contracts during the 2nd quarter of 2010. As such, Data bills customers for the tape reading services, collects the money and remits the funds to the Company. During 2009, $184,000 of revenues related to tape reading was paid to the Company by Data. There were no amounts for 2008.

During 2009, the Company’s President and CEO, who is also a majority shareholder, paid for direct labor costs associated with the reading of tapes, for which he was not reimbursed. The total costs amounted to $42,061 and have been recorded as a capital contribution. There were no amounts for 2008.

As described in Note 7, the Company issued 90,513 shares of common stock to the Company’s President and CEO in exchange for cash of $200,000 and settlement of a shareholder advance of $71,538. The advance was short-term and provided for no interest. There are no amounts due to or from the Company’s President and CEO as of December 31, 2009 and 2008.

As described in Note 7, the Company’s President and CEO, exchanged 30,000 shares of Common stock for 1 million shares of Preferred stock. Further, the President and CEO returned 9,970,000 shares of Common stock during 2009, and another 21 million shares of Common stock in March 2010 (Note 13).

NOTE 12 – FAILED MERGER

The Company and G&G Mining Corp., a Florida corporation, entered into an Agreement and Plan of Merger on October 29, 2008 whereby G&G mining Corp was to be merged into the Company (“Merger Agreement”) pursuant to a reorganization within the meaning of Sections 368(a)(1)(A) and 368(a)(2)(D) of the IRS Code. Pursuant to the terms and conditions of the Merger Agreement, the shareholders of G&G mining Corp were to receive an aggregate of 6,160,000 shares of the Company’s common stock and the Company was to receive all of the issued and outstanding shares of G&G mining Corp. The planned merger was never completed and is not reflected in the Company’s financial statements.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet through the date for which the financial statements were issued, and has identified the following:

Through January 14, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 8,439,893 shares of the common stock.  The offering was at $0.80 and the gross proceeds received by the Company were $6,751,914.  The offering was made in connection with the acquisition of Pak-It, LLC and within the offering converted $2,736,000 of debt owed to the Pak-It members at a per share price of $0.80.  The total shares issued pursuant to the offering was 8,439,893. As a result of the private placement the Company paid all debt (except normal recurring accounts payable and accruals) and added in excess of $3.1 million in available cash, all which is included in escrow cash – attorneys’ trust on the December 31, 2009 financial statements.

In February, 2010, the Company appointed four new Directors to the Board.  In April, 2010 the Company appointed a new Director to the Board.  In June, 2010 the Company accepted the resignation of a member of the Board, who was then appointed as an officer of the Company.

During February, 2010, the Company formed two Nevada corporations as wholly owned subsidiaries: Plastic2Oil Land, Inc., Plastic2Oil Marine, Inc. to operate P2O operations on land and sea, respectively.  The Company expects to begin commercial operations of converting waste plastic to oil in the third quarter of 2010.  In addition, the Company entered into its first Area Development Agreement with AS PTO, LLC to promote licensing and P2O operations in Florida using a combination of Joint Ventures (JV’s) and Company owned sites.  In February the first license was issued to Plastic 2 Oil of Clearwater 1, LLC (a Delaware LLC) and was arranged with members Plastic2Oil Land, Inc., AS PTO, LLC and ES Resources, LLC.   The Company is presently negotiating an agreement with Pak-It former management team to roll out P2O in Florida.  These ongoing discussions could potentially result in further agreements covering additional geographical areas.

In February, 2010, the Company formed a wholly owned New York corporation, JBI RE #1, Inc. to purchase an industrial building in Niagara Falls, NY.  This building will house the first commercial operation of the P2O entities. This property is currently being leased from the seller pending completion of the contract to purchase the property.

 In February, 2010, the Company formed a wholly-owned Ontario corporation, JBI (Canada), Inc., to produce, market and sell the Pak-It™ products in Canada.

In February, 2010, the Company formed a wholly owned Ontario corporation, JBI RE One, Inc., to purchase 6 acres of land with an industrial building in Thorold, Ontario.  The transaction was completed in June, 2010.

In March, 2010 the Chief Executive Officer returned and retired 21,000,000 shares of Common Stock.

In the first quarter of  2010, the Company issued 404,700 shares of Common Stock to officers and key employees as compensation.

In May, 2010 the Company formed a wholly-owned New York limited liability company, Plastic2Oil of NY #1, LLC, to operate the P2O operations and R&D functions at the Niagara Falls, NY facility.

In May, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 1,000,000 shares of common stock, $0.001 par value per share at per share price of $4.00.  The gross proceeds received by the Company in the amount of $1,915,116 for the sale of 478,779 shares will be utilized for the implementation of the Company’s business plan regarding commercial deployment of the P2O process in the U.S., Canada and Europe.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On August 6, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 6, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant's new independent registered public accounting firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2008 a going concern qualification in the registrant's audited financial statements.

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

The Company dismissed Seale and Beers, CPA as our independent accountant and retained the independent registered public accounting firm, Gately & Associates, LLC as of August 14, 2009.

On May 14, 2010, we dismissed Gately & Associates, LLC as our independent registered public accounting firm.  The Company’s Board of Directors participated in and approved the decision to change our independent registered public accounting firm.

On May 14, 2010, the Board of Directors appointed WithumSmith + Brown, PC (“Withum”) as the Company’s new independent registered public accounting firm. The decision to engage (“Withum”) was approved by the Company’s Board of Directors on May 14, 2010.  Prior to May 14, 2010, the Company did not consult with Withum regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.                    CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

 The Company’s management's is responsible for establishing and maintaining adequate internal control over financial reporting for the registrant. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a - 15(b). Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s internal controls are not effective and contain significant deficiencies, in part as a result of the material weakness discussed below.

 The report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) defines a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2009:

☐
Material journal entries identified and recorded as a result of audit procedures
Restatement of previously issued financial statements
Overall ineffective oversight of the financial reporting process including:

    • Omitted disclosures for related party transactions, loss contingencies and accounting policies.

    • Controls over accounting for acquisitions.

    • Timing and proper recording of equity transactions.

    • Documentation of material transactions related to acquisitions.

Management of the Company takes very seriously the strength and reliability of the of the internal control environment for the Company. During 2010, the Company intends to undertake steps necessary to improve the control environment that include:

☐
Strengthening the effectiveness of corporate governance by hiring a new CFO and establishing an audit committee of the Board.
Engaging a non-independent PCAOB registered accounting firm to provide accounting advice to Management.
Assigning additional members of the Management team to assist in preparing and reviewing the ongoing financial reporting process.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve these controls. In order to achieve compliance with Section 404 of the Sarbanes Oxley Act, we are performing system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Changes in Internal Controls

The Company has continued to take remediation steps to enhance its internal control over financial reporting and reduce control deficiencies. The remediation efforts were slowed as a result of trying to integrate the operations of the Company’s acquisitions and to streamline the resulting organization.  We will continue to work on the elimination of control weaknesses and deficiencies noted.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of June 25, 2010, the names and ages of all of our directors and executive officers; and all positions and offices held.  The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

John Bordynuik	40	President, CEO and Director

Ron Baldwin Jr.	50	Chief Financial Officer

Jacob Smith	54	Chief Operating Officer and Director

John M. Wesson	56	Director

Robin Bagai	59	Director

Gregory Goldberg	48	Director

Family Relationships

Not Applicable

Business Experience

The following summarizes the occupation and business experience of our officers and directors:

John Bordynuik, President, & Chief Executive Officer, Chief and Director

John Bordynuik is the founding CEO and President of John Bordynuik Inc., a Delaware corporation. Mr. Bordynuik developed highly sophisticated technology to address  issues related to MIT and NASA’s legacy computer data contained on 30-40 year old tapes, and has since recovered thousands of tapes from the 1960's to 1990's.  Mr. Bordynuik did not have a contract with, and was not compensated by, MIT. During 1990-2001, Mr. Bordynuik was employed by the Ontario Legislative Assembly, Queen's Park, Toronto, in Research and Development. Mr. Bordynuik has recovered data from old media for the past 20 years to amass a large solution and algorithm archive.
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

John M. Wesson, Director

JBI's first appointed independent Board member is John M. Wesson, a 1980 graduate from Drew University, Madison, N.J. with a  B.A., Psychology and Minor in Ethics.  Mr. Wesson is a BSA Associate (Bank Secrecy Act) at Bank Leumi USA in New York City. Given this designation, he works closely with such regulatory agencies as FINCEN (Financial Crimes Enforcement Network) and Treasury (OFAC).

Additionally, Mr. Wesson served in the Army Security Agency from 1972 to 1976, on loan to the National Security Agency and then served 2 years in inactive reserves.

Mr. Wesson continued his military service by serving in the Regular Army, Military Intelligence from 1986 to 1991. He was deployed to serve 6 months in Kuwait & Iraq during Desert Storm, as Squad Leader.

Robin Bagai, Director

Dr. Robin Bagai, Psy.D., age 59, is a clinical psychologist in private practice in Portland, Oregon. Since 1992 Dr. Bagai has specialized in diagnostic testing and evaluation of adults and adolescents throughout Oregon. He has been an adjunct professor at Portland State University, supervising graduate students in the department of Counselor Education. Dr. Bagai has previously served on the boards of the Portland Psychological Association (PPA) and the Portland Alliance for the Advancement of Psychodynamic Psychotherapy (PAAPP).

Dr. Bagai received his Master’s degree in Counseling Psychology from Antioch University, Seattle in 1986, and his Doctorate in Clinical Psychology from Pacific University School of Professional Psychology, Forest Grove, in 1990. Dr. Bagai was licensed in Oregon in 1992.

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

Audit Committee
John Wesson (Chairman)
Gregory Goldberg
Robin Bagai

Compensation Committee
John Wesson (Chairman)
Gregory Goldberg
Robin Bagai

Nomination Committee
Robin Bagai (Chairman)
Gregory Goldberg
John Wesson

Other  Officers and Professional Service Providers:

Amy Bradshaw, Vice President of Sales and Marketing

Ms. Bradshaw has extensive experience in consulting and industry.  Ms. Bradshaw has contributed and managed in a variety of corporate functions including accounting, finance, purchasing, professional services and marketing.  Her previous employers include PricewaterhouseCoopers, Arthur Andersen and Cerner Corporation. Ms. Bradshaw managed a $65 million business unit that experienced growth in revenue, margin and operating income while under her leadership.

Ms. Bradshaw completed her undergraduate studies at Miami University.  Graduating magna cum laude, Ms. Bradshaw earned dual bachelor degrees in Manufacturing Engineering and Accountancy.  She went on to become a Certified Public Accountant and maintains membership in the American Institute of Certified Public Accountants.  Ms. Bradshaw completed her MBA at the University of Virginia's Darden School of Business.

Ms. Bradshaw currently serves on the Board of Directors of Consensus, a non-profit organization with the purpose of increasing public engagement in policymaking.  She is a member of the United Way's Young Leaders Society, volunteering her time to children's organizations and assisting in fundraising for the local arts community.

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

Employment Contracts

On October 1, 2009, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Baldwin, The Company subsequently assigned Mr. Baldwin to its wholly owned subsidiary Pak-It, LLC to serve as Pak-It’s Chief Financial Officer.

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

On May 19, 2010, the Company entered into an employment agreement with John Bordynuik, the Company’s President and Chief Executive Officer.

The agreement has a five year term and may be extended upon the mutual agreement of the Company and Mr. Bordynuik. Pursuant to the agreement, Mr. Bordynuik will be paid an annual salary of $180,000, which shall commence upon issuance of a production permit for the Company’s first Plastic2Oil processor. In addition, Mr. Bordynuik has been granted option awards which vest and are contingent upon specific milestone achievements of the Company.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of July 8, 2010, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

The address of each owner who is an officer or director is c/o the Company at 500 Technology Square, Suite 150, Cambridge, Massachusetts 02139.

Title of Class	Name of Beneficial Owner (1)	Number of shares	Percent of Class (2)
Common	John Bordynuik, Chairman and Chief Executive Officer, President	9,273,846	18%
Common	Ron Baldwin, Jr. Chief Financial Officer	0	0%
Common	Jacob Smith, Chief Operating Officer, Director	100,000	Less than 1%
Common	Robin Bagai, Director	41,040	Less than 1%
Common	John Wesson, Director	825,004	1%
Common	Gregory Goldberg	65,000	Less than 1%
Series A Super Voting Preferred Stock	John Bordynuik	1,000,000	100%

	All officers and directors as a group (6 persons)	10,304,890	20%
	All officers, directors and 5% holders as a group (6 persons)	10,304,890	20%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(2)	Based on 50,118,450 common shares issued and outstanding as of June 25, 2010 and 1,000,000 Series A Super Voting Preferred Stock issued and outstanding.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

As of June 25, 2010, our authorized capitalization was 155,000,000 shares of capital stock, consisting of 150,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

We are authorized to issue 150,000,000 shares of common stock, $.001 par value per share. As of the date hereof, 50,118,450 common shares are issued and outstanding.

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

Except as set forth above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or
(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same address as any of our directors or officers.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2009 and December 31, 2008, respectively, for professional services rendered by WithumSmith+Brown, PC our independent registered accounting firm, for the audit of the Company's annual financial statements and for audit-related services, tax services and all other services, as applicable.

Service Provided	Fiscal 2009	Fiscal 2008(2)

Audit Fees(1)
Annual Audit	$176,300	$	*

Audit Related Fees
Assurances and Related Sources	52,000		*

Tax Fees)
Tax Services	0		*

All Other Fees
Fees for other services	0		*

Total Fees	$228,300		*

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

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 9th day of July, 2010.

Date: July 9, 2010	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President, CEO, Director

Date: July 9, 2010	By:	/s/ Ron Baldwin, Jr.
Name: Ron Baldwin, Jr.
Title: Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Bordynuik	Director and Chairman of the Board;	July 9, 2010
John Bordynuik	President and Chief Executive Officer

/s/ Ron Baldwin, Jr.	Chief Financial Officer	July 9, 2010
Ron Baldwin, Jr.

/s/ Jacob Smith	Chief Operating Officer and Director	July 9, 2010
Jacob Smith

/s/ Robin Bagai	Director	July 9, 2010
Robin Bagai

/s/ John Wesson	Director	July 9, 2010
John Wesson

s/ Gregory Goldberg	Director	July 9, 2010
Gregory Goldberg