Form 10-Q
period 2010-03-31
JBI, INC.
filed 2010-07-16
CIK 1381105

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD:  From ______________to ________________

000-52444

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As at July 13, 2010, there were 50,597,229 shares of Common Stock, $0.001 par value per share issued and outstanding.

Documents Incorporated By Reference –None

JBI, INC.

Introductory Note: Caution Concerning Forward-Looking Statements
This Form 10-Q Report and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in its forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009: (a) “Risk Factors” in Part I, and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this report to the “Company,” “JBI,” “we,” “us,” or “our,” or similar words are to JBI, Inc. and its subsidiaries.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2010 and December 31, 2009

ASSETS
	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$2,448,662	$26,307
Escrow cash - attorneys' trust	150,631	3,123,595
Accounts receivable, net	2,088,910	1,662,202
Inventories	1,029,324	1,414,813
Prepaid expenses	119,341	51,549

TOTAL CURRENT ASSETS	5,836,868	6,278,466

PROPERTY AND EQUIPMENT
Leasehold improvements	481,773	473,609
Machinery and office equipment	1,220,249	572,295
Vehicles	12,325	12,325
Furniture and fixtures	17,679	17,679
	1,732,026	1,075,908
Less accumulated depreciation and amortization	(169,544)	(101,120)

NET PROPERTY AND EQUIPMENT	1,562,482	974,788

OTHER ASSETS

Restricted Cash	144,500	144,500
Other Assets	194,234	64,116
Deposits	9,420	10,014
Goodwill	5,179,249	5,179,249

TOTAL OTHER ASSETS	5,527,403	5,397,879

TOTAL ASSETS	$12,926,753	$12,651,133

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,377,472	$1,066,949
Accrued expenses	203,290	225,420
Income taxes payable	159,661	159,661
Deferred income taxes	60,903	60,903

TOTAL CURRENT LIABILITIES	1,801,326	1,512,933

EQUITY
Common Stock, par $0.001; 150,000,000 authorized, 50,018,450 and 69,453,840 issued and outstanding at March 31, 2010
and December 31, 2009, respectively	50,019	69,454
Common Stock Subscribed, 100,000 and 1,022,410 shares at cost at
March 31, 2010 and December 31, 2009 respectively	80,000	817,928
Stock subscriptions receivable	(80,000)	(817,928)
Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 issued and
outstanding at March 31, 2010 and December 31, 2009	1,000	1,000
Additional Paid in Capital	16,680,303	13,377,032
Accumulated deficit	(5,605,895)	(2,309,286)

	11,125,427	11,138,200

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,926,753	$12,651,133

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Month Periods Ended March 31, 2010 and 2009

	2010	2009

NET SALES
Pak-It	$1,552,737	$-
Javaco	1,994,573	-
Other	26,120	-
	3,573,430	-
COST OF SALES
Pak-It	1,534,036	-
Javaco	1,721,007	-
Other	5,183	-
	3,260,226	-

GROSS PROFIT	313,204	-

OPERATING EXPENSES
Compensation Paid in Stock	2,369,900	-
Other Operating Expenses	1,262,231	4,056

TOTAL OPERATING EXPENSES	3,632,131	4,056

LOSS FROM OPERATIONS	(3,318,927)	(4,056)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,825)	-
Other income (expense), net	24,143	-

OTHER INCOME (EXPENSE), NET	22,318	-

LOSS BEFORE INCOME TAXES	(3,296,609)	(4,056)

INCOME TAX PROVISION	-	-

NET LOSS	$(3,296,609)	$(4,056)

Basic & diluted net loss per share	$(0.052)	$(0.000)

Weighted average number of common shares outstanding	63,673,210	63,700,000

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Three Month Period Ended March 31, 2010

	Common Stock		Common Stock		Stock	Preferred Stock		Additional		Total
	$0.001 Par Value		Subscribed		Subscriptions	$0.001 Par Value		paid in	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Capital	Earnings	Equity

BALANCE - DECEMBER 31, 2009	69,453,840	$69,454	1,022,410	$817,928	$(817,928)	1,000,000	$1,000	$13,377,032	$(2,309,286)	$11,138,200

Common stock retired	(21,000,000)	(21,000)	-	-	-	-	-	21,000	-	-

Shares issues for compensation	404,700	405						2,369,495		2,369,900

Shares issued and subscribed for in connection with private placement, $0.80 per share, net of issuance costs of $13,992	1,259,910	1,160	(922,410)	(737,928)	737,928	-	-	912,776	-	913,936

Net loss	-	-	-	-	-	-	-	-	(3,296,609)	(3,296,609)

Balance - March 31, 2010	50,118,450	$50,019	100,000	$80,000	$(80,000)	1,000,000	$1,000	$16,680,303	$(5,605,895)	$11,125,427

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Month Periods Ended March 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,296,609)	$(4,056)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	69,018	-
Provision for uncollectible accounts	53,000	-
Common shares issued for services	2,369,900	-
Changes in:
Accounts receivable	(479,708)	-
Inventories	385,489	-
Prepaid expenses, deposits and other	(197,910)	-
Accounts payable and accrued expenses	288,393	250

NET CASH USED IN OPERATING ACTIVITIES	(808,427)	(3,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in escrow cash	2,972,964	-
Acquisition of property and equipment, net	(656,118)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,316,846	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	927,928	-
Direct offering costs	(13,992)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	913,936	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,422,355	(3,806)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,307	3,806

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,448,662	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTANTION

These consolidated financial statements include the accounts of the JBI, Inc. and its wholly owned subsidiaries, Javaco, Inc., Pak-It, LLC, JBI (Canada), Inc., JBI RE #1, Inc., JBI RE One, Inc., Plastic2Oil Land, Inc. and Plastic2Oil Marine, Inc. (the “Company”).   All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustment in connection with the annual audit of the Company’s accounts for the year ended December 31, 2010. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2010 and the results of its operations, cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2010 and 2009. Results for the three months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto as of and for the year ended December 31, 2009 as included in the Company’s Form 10-K/A as filed with the commission on July 9, 2010.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009. The following significant accounting policies provide an update to those included under the same captions in the Company’s Annual Report on Form 10-K/A.

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

Goodwill resulted primarily from business acquisitions. In accordance with accounting rules, goodwill is not amortized, but is subject to an annual impairment test, which the Company performs in the 4th quarter. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.  The Company does not believe that the current quarter operating loss has a negative impact on the current Goodwill valuation.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  Accounts receivable determined to be uncollectible are recognized using the allowance method.  The allowance for uncollectible accounts at March 31, 2010 was $112,000 and $59,000 at December 31, 2009.

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

Earnings Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010.

Research and Development

All research, development, and engineering costs are expensed when incurred.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature.

Recent Accounting Pronouncement

Improving Disclosures about Fair Value Measurements (Accounting Standards Update 2010-06)

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements,” to require additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The standard also clarifies existing disclosures about the level of disaggregation, valuation techniques and inputs to fair value measurements. As this standard only affects disclosures related to fair value, the adoption of this standard did not have a material effect on the Company’s consolidated balance sheets, results of operations, or cash flows.

NOTE 3 – EQUITY TRANSACTIONS

Through January 14, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 8,439,893 shares of the common stock.  The offering was at $0.80 and the gross proceeds received by the Company were $6,751,914.    The total shares issued pursuant to the offering was 8,439,893. As a result of the private placement the Company paid all debt (except normal recurring accounts payable and accruals) and added in excess of $3.1 million in available cash.

The Company issued 404,700 shares as compensation during the quarter.  Of these, 4,700 were issued to employees of Pak-It, 100 shares per employee, on January 7, 2010.  On February 25, 2010, the Company issued a total of 400,000 shares to 5 key employees and consultants as bonuses and for past services.  All shares were valued at the closing share price on the respective issue dates and were reported as operating expenses in the statement of operations.

NOTE 4 – BUSINESS COMBINATIONS

During 2009, the Company acquired Javaco and Pak-It, and had completed internal valuations to support the allocation of the purchase price and the enterprise value of the entities. The Company expects to have third party valuations done on the subsidiaries of Javaco and Pak-It during 2010 but management does not expect the valuations to be materially different from those previously performed by Management.  Any difference will be adjusted when the valuations are completed and recorded as a current period charge as needed.

NOTE 5 – SEGMENT REPORTING

During the quarter, the Company had three principal operating segments, Data, Pak-It, and Javaco.

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

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Significant Accounting Policies.” Intersegment sales are accounted for at fair value as if sales were to third parties. The following tables show the operations of the Company’s reportable segments for the three months ended March 31, 2010:

	JBI (P2O and Data)	Pak-It	Javaco	Total

Net sales	$26,120	$1,552,737	$1,994,573	$3,573,430
Net income/ (loss)	$(2,709,931)	$(644,867)	$58,189	$(3,296,609)
Total assets	$2,938,069	$5,573,873	$4,414,811	$12,926,573
Accounts receivable	$-	$624,643	$1,464,267	$2,088,910
Inventories	$-	$585,305	$444,019	$1,029,324

Information as to the Company’s quarterly sales in different geographical areas is as follows:

Net Sales:
United States	$2,267,429
Mexico	454,114
Peru	502,656
Costa Rica	349,231
$3,573,430

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

Segment information for the three months ended March 31, 2009 was not significant to the financial statements.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and CEO returned 21 million shares of Common stock in March 2010.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The Company signed and Area Development Agreement in February with AS PTO, LLC.  This agreement is contingent upon the issuance of an air permit for the Company’s P2O processor in New York.  Failure to obtain the air permit makes the agreement null and void.

The Company has employment agreements with its officers and key employees that provide for minimum compensation and severance payments due upon termination.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

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

In May, the Board of Directors approved compensation for its independent members.  Compensation includes the one-time issuance of restricted stock and annual stock options for which the strike price will be set each year.

On May 19, 2010, the Company executed an Employment Agreement with CEO John Bordynuik which takes effect upon issuance of an air permit for the Company’s P2O processor.  The agreement provides for minimum annual compensation as well as the issuance of stock options contingent upon the achievement of certain milestones, none of which have been met as of July 16, 2009.

On June 17, 2010, the Company purchased a building to be used as a corporate office. The purchase price was $369,769.  The Company put $97,308 down and the vendor took back a five-year mortgage for $272,461 at an interest rate of 7%.  The mortgage is denominated in Canadian dollars and will fluctuate based on the exchange rate in effect.

On June 29, 2010, the Company was notified by FINRA that the Company stock was not eligible for quotation on and would be removed from the OTC Bulletin Board, due to its delinquency in filing this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company currently owns three P2O processing machines. The Company believes that these machines are capable of converting waste plastic to oil through a process using a chemical catalyst.   One machine is a 20 metric-ton (20T) processor intended for commercial use.  The other two machines are smaller prototypes intended for research and development purposes.  The Company intends to assemble more of these machines, which it will own and manage itself, or license them to commercial operators in the United States, Canada and elsewhere.  Through a joint venture with a third party, the Company plans to install machines intended for international use on ships that will travel overseas.  The machines have undergone extensive testing to determine whether, among other things, they satisfy air quality standards enforced by the New York Department of Environmental Conservation (“DEC”).  To date, test results indicate that the machines comply with these standards.   The Company is operating its large processor to gather data for a DEC air permit to allow full commercial production.

During February, 2010, the Company formed two Nevada corporations as wholly owned subsidiaries: Plastic2Oil Land, Inc., and Plastic2Oil Marine, Inc. to operate Plastic2Oil (“P2O”) operations on land and sea, respectively.  The  Company hopes to begin commercial operations of converting waste plastic to oil in the third quarter of 2010.  In addition, the Company entered into its first Area Development Agreement with AS PTO, LLC to promote licensing and P2O operations in Florida using a combination of Joint Ventures (JV’s) and Company owned sites.  In February, Plastic 2 Oil of Clearwater 1, LLC (a Delaware LLC) was formed as a joint venture and a licensing agreement was executed with members Plastic2Oil Land, Inc., AS PTO, LLC and ES Resources, LLC. We are presently negotiating an agreement with former management team of Pak-It to roll out P2O in Florida.  These ongoing discussions could potentially result in further agreements covering additional geographical areas.

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

Plan of Operations

Overview

Management began executing its business plan in 2009 by acquiring three revenue generating sources in 2009 and concentrating R & D resources on scaling P2O for an anticipated launch in 2010. Detailed summaries of each acquisition and P2O are described in detail below.

Through recruiting efforts and these acquisitions, management believes that it has quickly assembled an experienced team of professionals that will allow the Company to grow both organically (within each subsidiary) and through synergistic acquisitions that have a demonstrated propensity towards being eco-friendly.

The company believes that both private and public entities will see the environmental benefit, positive cost analysis, and potential savings from unnecessary disposal of waste plastic using Plastic2Oil, which will provide incentives for expansion of sites.   By offering “green” products and continuing to use its proprietary technologies the Company hopes to create solutions to enormous problems.  From Pak-It™ products, where we save fuel by “not shipping water”, to Plastic2Oil where we will create fuel from what is currently a costly plastics disposal problem, the Company believes it is well positioned for growth.

In addition to the management expertise that came with the acquisitions, the Company hired Ronald C. Baldwin, Jr. as CFO and Jacob Smith as COO.  These seasoned executives have already identified areas for improvement and have acted to make the acquisitions more profitable.

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

On August 24, 2009, the Company acquired Javaco, Inc.(“Javaco”), for its know-how in world-wide communications and its business experience in Mexico and South America. Management hopes to utilize Javaco’s expertise to launch Plastic2Oil sites in Mexico and South America and to develop a secure communications infrastructure between the Plastic2Oil sites and the Company.  Javaco currently distributes over 100 lines of equipment from fiber optic transmitters to RF connectors. To further enhance business in the United States, new distribution lines are frequently being added including a line of home theater and audio video products.

On September 30, 2009, the Company acquired Pak-It, LLC, a Florida limited liability company. Pak-It operates two business units: 1) a bulk chemical processing, mixing, and packaging facility, and 2) a patented delivery system that packages condensed cleaners in small water-soluble packages. The acquisition of Pak-It, LLC was primarily driven by the Company’s desire to access the experience that the Pak-It management team has in chemistry, marketing, sales, operations, and finance. The Pak-It team was used to centralize JBI’s accounting in Clearwater, Florida for controls and reporting.  Management intends to utilize the Pak-It team to help grow all of the Company’s business segments, including the Philadelphia plant, which is expected to perform the following:

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

We also procured a 20 MT (metric ton) Plastic2Oil Processor and are now developing all aspects of the process from procurement, to automated systems of feeding, processing, and collecting oil.   IsleChem was engaged by the Company on December 9, 2009 to verify the Company’s Plastic2Oil process. During 40 runs of tests, IsleChem was able to isolate the conditions that allowed the process to run optimally and provide engineering support to gather data to apply for a New York state DEC air permit. IsleChem verified our Plastic2Oil process is scalable and repeatable.

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

In May 2010, IsleChem engineered and had manufactured a simple solution to separate diesel and gasoline fractions into separate fuel tanks to remove the gasoline fraction from our diesel-like fuel. IsleChem is presently testing this solution with various plastic feedstock and, if viable, it will be scaled to work on our 20T Plastic2Oil processor. The Company will not delay work and testing for an air permit by waiting for a large scale gas/diesel separator.

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

The Company’s change of auditors and appointment of WithumSmith + Brown, PC as the Company’s new independent registered public accounting firm on May 14, 2010 contributed to a delay in filing the Company’s Form 10-Q for the quarter ended March 31, 2010.  As a result of this delay, on approximately May 25, 2010 the FINRA staff notified the Company that it if it did not file this Form 10-Q by June 24, 2010, its common stock would become ineligible for quotation on, and would be removed from, the OTC Bulletin Board. On approximately June 29, 2010, the FINRA staff notified the Company of its determination that its stock was ineligible for such quotation.  The Company appealed the FINRA staff’s removal determination to a hearing officer, who has not yet ruled on the appeal.  The Company believes that, as of the date of this filing, its stock is again eligible for such quotation, and further believes that a FINRA member firm will file a Form 211 seeking authorization to initiate or resume quotations of the Company’s stock on the OTC Bulletin Board.  At this time, the Company does not know whether its stock will continue to be quoted on the OTC Bulletin Board.

Results of Operations

Quarter ended March 31, 2010 compared to March 31, 2009

For the quarter year ended March 31, 2010, we generated $3,573,430 in revenues, and incurred a net loss of $3,296,609, of which $2,369,900 was attributable to shares issued to various JBI Inc. employees as stock compensation. These share issues were expensed by the Company even though they did not cause any dilutive impact for existing shareholders due to the return of 21 million shares to treasury from the CEO's personal shares.  We had no significant activity during the quarter ended March 31, 2009.

Revenue Sources

We derive revenues from the sale of bulk cleaning chemicals and patented cleaning solutions in water soluble sachets through our Pak-It subsidiary, which comprised $1.5 million of total revenues during the quarter ended March 31, 2010.

Additionally, we derive revenues through Javaco through the sales and distribution of electronic components marketed in Mexico and Latin America, which comprised $2.0 million of total revenues during the quarter ended March 31, 2010.

Finally, we generate sales through reading high volume legacy data computer tapes for large institutions and corporations.  We expect that the commercial launch of Plastic2Oil will result in sales of the product produced by our 20T units.

Operating Expenses

The major source of operating expenses for the quarter was the charge to operations of $2.37 million for the 404,700 shares issued for services and to employees during the quarter.

Expenses for subsidiaries Pak-It and Javaco have been higher than expected in connection with restructuring costs associated with the acquisitions.  The Company considers these expenses to be one-time charges.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we have approximately $2.6 million cash on hand.

During the quarter the Company purchased property and equipment of $656k principally relating to development of the P2O processor and the automation of the Pak-It facility.  The Company expects to make significant investments in property and equipment in the future.

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

Forward-Looking Statements
This Form 10-Q Report and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in its forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009: (a) “Risk Factors” in Part I, and (b) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Critical Accounting Policies, Estimates and Assumptions

The Company believes the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 2 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009,  “Summary of Accounting Policies.”

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

Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

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

Goodwill resulted primarily from business acquisitions. In accordance with accounting rules, goodwill is not amortized, but is subject to an annual impairment test, which the Company performs in the 4th quarter. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses. The Company does not believe that the current quarter operating loss has a negative impact on the current Goodwill valuation.

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

Off-Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a Smaller Reporting Company.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this Report.

Because of inherent limitations, the Company’s disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met and no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company has been detected.

Management’s Discussion of Material Weakness
Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of March 31, 2010:
☐	Material journal entries identified and recorded as a result of audit procedures
☐ ☐
Restatement of previously issued financial statements

Overall ineffective oversight of the financial reporting process including:
• Omitted disclosures for related party transactions, loss contingencies and accounting policies.
• Controls over accounting for acquisitions.
• Timing and proper recording of equity transactions.
• Documentation of material transactions related to acquisitions.

Management of the Company takes very seriously the strength and reliability of the of the internal control environment for the Company. During 2010, the Company has implemented internal policies and intends to undertake additional steps necessary to improve the control environment that include:

☐
The Company has implemented an internal disclosure policy to govern the disclosure of material, non-public information in a manner designed to provide full and fair disclosure of information about the Company.  This disclosure policy is intended to ensure that management and employees of the Company comply with applicable laws including the U.S, Securities Exchange Commission (“SEC”) Fair Disclosure Rules (Regulation FD) governing disclosure of material, non-public information to the public.

☐ ☐ ☐

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

Part II OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such. We are not aware of any claims against the Company or any reported claims against it at this time except for claims of two former employees of the Pak-It subsidiary. These former employees have alleged that certain monies are due them pursuant to their employment agreements and the Company has retained legal counsel to handle the claims.  The amounts of the claims are deemed immaterial to the Company.

Item 1A.   Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K/A for the year ended December 31, 2009, filed with the SEC on July 9, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information

The Employment Agreement between the Company and  John Bordynuik, originally executed on May 19,2010, was amended on July 13, 2010, to correct the employment term of five years from the effective date and to change the  vesting of the first tranche of 100,000 options issuable to Mr. Bordynuik upon the Company receiving full DEC approval for its P2O processor.

Item 6. Exhibits.

(a)           Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 25th day of June, 2010.

Date: July 16, 2010	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President, CEO, Director, Principal Executive Officer

Date: July 16, 2010	By:	/s/ Ron Baldwin, Jr.
Name: Ron Baldwin, Jr.
Title: Chief Financial Officer, Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Bordynuik	Director and Chairman of the Board;	July 16, 2010
John Bordynuik	President and Chief Executive Officer

/s/ Ron Baldwin, Jr.	Chief Financial Officer	July 16, 2010
Ron Baldwin, Jr.

/s/ Jacob Smith	Chief Operating Officer and Director	July 16, 2010
Jacob Smith

/s/ Robin Bagai	Director	July 16, 2010
Robin Bagai

/s/ John Wesson	Director	July 16, 2010
John Wesson

s/ Gregory Goldberg	Director	July 16, 2010
Gregory Goldberg