Form 10-Q
period 2010-06-30
JBI, INC.
filed 2010-08-13
CIK 1381105

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-52444

JBI, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4924000
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1783 Allanport Road
Thorold, Ontario, Canada L0S 1K0
(Address of principal executive offices)

Copies of communications to:

Gregg E. Jaclin, Esq.
Anslow + Jaclin,  LLP
195 Route 9 South, Suite 204
Manalapan, New Jersey 07726
(732) 409-1212

Registrant’s telephone number, including area code: (905) 354-7222

500 Technology Square, Suite 150
Cambridge, MA 02139
(Former name, former address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes □  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2010 was approximately $56 million. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of June 30, 2010, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As at August 12, 2010, there were 51,036,926 shares of Common Stock, $0.001 par value per share issued and outstanding.

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

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS
	6/30/2010	12/31/2009
	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$1,945,594	$26,307
Escrow cash - attorneys' trust	130,121	3,123,595
Accounts receivable, net	2,725,300	1,662,202
Inventories	1,125,402	1,414,813
Prepaid expenses	69,844	51,549

TOTAL CURRENT ASSETS	5,996,261	6,278,466

PROPERTY AND EQUIPMENT
Leasehold improvements	485,491	473,609
Machinery and office equipment	1,785,650	572,295
Vehicles	7,370	12,325
Furniture and fixtures	16,903	17,679
Land & Buildings	519,330	-
	2,814,744	1,075,908
Less accumulated depreciation and amortization	(265,169)	(101,120)

NET PROPERTY AND EQUIPMENT	2,549,575	974,788

OTHER ASSETS
Restricted cash	144,500	144,500
Goodwill	5,179,249	5,179,249
Deposits	72,631	64,116
Patents, net	9,145	10,014

TOTAL OTHER ASSETS	5,405,525	5,397,879

TOTAL ASSETS	$13,951,361	$12,651,133

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,612,593	$1,066,949
Accrued expenses	271,900	225,420
Income taxes payable	36,107	159,661
Deferred income taxes	60,903	60,903

TOTAL CURRENT LIABILITIES	1,981,503	1,512,933

LONG-TERM LIABILITIES
Mortgage Payable	263,358	-
TOTAL LONG-TERM LIABILITIES	263,358	-

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES	2,244,861	1,512,933

SHAREHOLDERS' EQUITY

Common Stock, par $0.001; 150,000,000 authorized, 50,816,503 and 69,453,840 shares issued and outstanding at June 30, 2010 and December 31, 2009,
respectively	50,816	69,454
Common Stock Subscribed	-	817,928
Stock Subscription Receivable	-	(817,928)
Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009,
respectively	1,000	1,000
Additional paid in capital	19,319,946	13,377,032
Other Comprehensive Income - Cummulative Foreign Cuurency Translation	11,973	-
Accumulated Deficit	(7,677,235)	(2,309,286)

TOTAL SHAREHOLDERS' EQUITY	11,706,500	11,138,200

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,951,361	$12,651,133

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009

NET SALES
Pak-It	$1,721,356	$-	$3,274,093	$-
Javaco	2,059,522	-	4,054,095	-
Other	10,865	47,600	36,985	47,600
	3,791,743	47,600	7,365,173	47,600
COST OF SALES
Pak-It	1,312,974	-	2,847,010	-
Javaco	1,845,731	-	3,566,738	-
Other	22,316	3,390	27,499	3,390
	3,181,021	3,390	6,441,247	3,390

GROSS PROFIT	610,722	44,210	923,926	44,210

OPERATING EXPENSES
Compensation Paid in Stock	643,120	-	3,013,020	-
Other Operating Expenses	2,059,171	24,753	3,321,402	28,809

TOTAL OPERATING EXPENSE	2,702,291	24,753	6,334,422	28,809

INCOME/(LOSS) FROM OPERATIONS	(2,091,569)	19,457	(5,410,496)	15,401

OTHER INCOME (EXPENSE)
Interest expense, net	1,713	(153)	(112)	(153)
Other income, net	18,516	-	42,659	-
OTHER INCOME (EXPENSE), NET	20,229	(153)	42,547	(153)

INCOME/(LOSS) BEFORE INCOME TAXES	(2,071,340)	19,304	(5,367,949)	15,248

INCOME TAX PROVISION	-	-	-	-

NET INCOME/(LOSS)	$(2,071,340)	$19,304	$(5,367,949)	$15,248

Basic & diluted net income/(loss) per share	$(0.041)	$0.000	$(0.094)	$0.000

Weighted average number of common shares outstanding	50,466,344	63,700,000	57,033,294	63,700,000

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
Six Month Period Ending June 30, 2010

	Common Stock		Common Stock		Stock	Preferred Stock		Additional	Cummulative		Total
	$0.001 Par Value		Subscribed		Subscriptions	$0.001 Par Value		paid in	Foreign Curr.	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Capital	Translation	Deficit	Equity

BALANCE - DECEMBER 31, 2009	69,453,840	$69,454	1,022,410	$817,928	$(817,928)	1,000,000	$1,000	$13,377,032	$-	$(2,309,286)	$11,138,200

Common stock retired	(21,000,000)	(21,000)	-	-	-	-	-	21,000		-	-

Common stock issued for services, prices ranging from $1.18 to $4.85	623,974	623	-	-	-	-	-	3,012,397		-	3,013,020

Shares issued in connection with private placement, $0.80 per share, net of issuance costs of $13,992	1,259,910	1,260	(1,022,410)	(817,928)	817,928	-	-	992,776		-	994,036

Shares issued in connection with private placement, $4.00 per share, net of issuance costs of $0.00	478,779	479	-	-	-	-	-	1,914,637		-	1,915,116

Contributions by Shareholders	-	-	-	-	-	-	-	2,104		-	2,104

Comprehensive Income:

Cummulative Foreign Currency Translation	-	-	-	-	-	-	-	-	11,973	-	11,973

Net loss	-	-	-	-	-	-	-	0		(5,367,949)	(5,367,949)

Total Comprehensive Income/(Loss)	-	-	-	-	-	-	-	-			(5,355,976)

BALANCE - JUNE 30, 2010	50,816,503	$50,816	-	$-	$-	1,000,000	$1,000	$19,319,946	$11,973	$(7,677,235)	$11,706,500

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Period Ended June 30, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,367,949)	$15,248
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	164,049	-
Amortization	869	-
Provision for uncollectible accounts	128,720	-
Common shares issued for services	3,013,020	-
Common shares issued for debt cancellation	-	3,390
In-kind contribution	-	71,538
Changes in:
Accounts receivable	(1,191,818)	(45,220)
Inventories	289,411	-
Prepaid expenses, deposits and other	(26,810)	-
Accounts payable and accrued expenses	592,124	1,962
Income taxes payable	(123,554)	-

NET CASH USED IN OPERATING ACTIVITIES	(2,521,938)	46,918

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in escrow cash	2,993,474	-
Cash acquisitions of property and equipment, net	(1,475,478)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,517,996	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,909,152	150,000
Contributions by Shareholders	2,104	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,911,256	150,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,973	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,919,287	196,918

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,307	3,806

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,945,594	$200,724

Supplemental disclosure of non-cash investing and financing activities:
Property acquired in conjunction with the issuance of mortgage payable	$263,358	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements include the accounts of the JBI, Inc. and its wholly owned subsidiaries, Javaco, Inc., Pak-It, LLC, JBI (Canada), Inc., JBI RE #1, Inc., JBI RE One, Inc., Plastic2Oil Land, Inc. and Plastic2Oil Marine, Inc. (the “Company”).   All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustment in connection with the annual audit of the Company’s accounts for the year ended December 31, 2010. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2010 and the results of its operations, cash flows and changes in stockholders’ equity for the three and six month periods ended June 30, 2010 and 2009. Results for the three and six months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto as of and for the year ended December 31, 2009 as included in the Company’s Form 10-K/A as filed with the commission on July 9, 2010.

Liquidity

While the Company has experienced a cumulative operating loss, a significant portion of the expenses incurred this year have related to non-cash items such as the issuance of stock compensation totaling over $3.1 million.  Additionally, the Company has made significant one-time purchases of property and equipment relating to the development of its Plastic2Oil technology and its fuel blending site.  Total capital purchases made in 2010 exceed $1.4 million.  The Company expects that its current cash balance will sustain operations until an air permit for its first production Plastic2Oil processor is obtained resulting in a new revenue stream from the sale of the output from the process.  While the Company does not currently have sufficient cash for the next 12 months, in the event that cash is needed before a permit is obtained, the Company has a good current ratio and potential access to short and/ or long-term borrowings.  Additionally, the Company is taking steps to minimize expenses and reduce operating costs.

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

Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to goodwill, the value of assets and liabilities acquired, valuation of inventory, and the allowance for uncollectible accounts receivable. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Impairments

If the carrying value of an asset, including goodwill and identifiable intangible assets exceeds the sum of estimated undiscounted future cash flows, an impairment loss is recognized for the difference between estimated fair value and carrying value. Management assesses assets for recoverability at least annually, or whenever changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

Goodwill

Goodwill resulted primarily from business acquisitions. In accordance with accounting rules, goodwill is not amortized, but is subject to an annual impairment test, which the Company performs in the 4th quarter. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of a reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.  The Company does not believe that the current quarter operating loss has a negative impact on the current goodwill valuation.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  Accounts receivable determined to be uncollectible are recognized using the allowance method.  The allowance for uncollectible accounts at June 30, 2010 was $187,720 and $59,000 at December 31, 2009.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned, less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  When products are provided, revenue is recognized when the product ships to the customer from either the Company or a supplier.  For services, revenue is recognized upon receipt of payment from the customer.  As of the end of the second quarter, there were no significant revenues from P2O.

Earnings Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010.

Research and Development

All research, development, and engineering costs are expensed when incurred. During the second quarter, the Company transitioned from the research and development phase of P2O to the commercialization of the processor.  Research and development expenses approximated $45,000 in the first quarter and $50,000 in the second quarter of 2010.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature.

Recent Accounting Pronouncements

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act)

On July 21, 2010, the Wall Street Reform Act was signed into law.  Among other provisions, the Act permanently exempts small public companies with less than $75 million in market capitalization (non-accelerated filers) from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002 (SOX) in order to reduce the burden on small public companies. Section 404(b) requires a registrant to provide an attestation report on management’s assessment of internal controls over financial reporting by the registrant’s external auditor.  Despite this exemption, the Company must still comply with Section 404(a) of SOX which requires management to assess the performance of internal controls.  The aggregate market value of voting stock held by non-affiliates of the Company on June 30, 2010 was approximately $56 million, thereby qualifying the Company for the exemption.  The market capitalization requirement will be assessed again on June 30, 2011.

 NOTE 3 – EQUITY TRANSACTIONS

Through January 14, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 8,439,893 shares of the common stock.  The offering was at $0.80 and the gross proceeds received by the Company were $6,751,914.    The total shares issued pursuant to the offering was 8,439,893, of which 1,259,910 shares were issued in 2010. As a result of the private placement the Company paid all debt (except normal recurring accounts payable and accruals) and added in excess of $3.1 million in available cash.

In May, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of up to 1,000,000 shares of common stock, $0.001 par value per share at per share price of $4.00.  The net proceeds received by the Company in the amount of $1,915,116 for the sale of 478,779 shares.

The majority shareholder made a capital contribution of approximately $2,000 for foreign currency translation costs.

Year-to-date, the Company has issued 623,974 shares of stock as compensation to various parties at an expense of $3,013,020.  Of these, 4,700 were issued to employees of Pak-It, 100 shares per employee, on January 7, 2010.  On February 25, 2010, the Company issued a total of 400,000 shares to 5 key employees and consultants as bonuses and for past services.  During the second quarter, 175,800 shares were issued for services rendered, 10,000 shares were issued to each of the Company’s three independent members of the Board of Directors, and the remaining 13,474 were issued to 3 employees.  The shares issued were generally valued at the closing share price on the respective issue dates and were reported as operating expenses in the statement of operations. Shares issued to settle existing monetary commitments were valued at the existing commitment amount.

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

NOTE 5 – SEGMENT REPORTING

During the quarter, the Company had three principal operating segments, JBI, Pak-It, and Javaco.

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

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Significant Accounting Policies.” Intersegment sales are accounted for at fair value as if sales were to third parties. The following tables show the operations of the Company’s reportable segments for the three and six months ended June 30, 2010:

	JBI (P2O and Data)	Pak-It	Javaco	Total
For the 3 months ended June 30, 2010
Net sales	$10,865	$1,721,356	$2,059,522	$3,791,743
Net income/ (loss)	$(1,575,601)	$(499,835)	$4,096	$(2,071,340)
For the 6 months ended June 30, 2010
Net sales	$36,985	$3,274,093	$4,054,095	$7,365,173
Net income/ (loss)	$(4,285,532)	$(1,144,702)	$62,285	$(5,367,949)
Total assets	$4,010,732	$4,811,880	$5,128,749	$13,951,361
Accounts receivable	$-	$623,974	$2,128,228	$2,725,300
Inventories	$-	$603,772	$521,630	$1,125,402
Goodwill	$-	$2,809,859	$2,369,390	$5,179,249

The Company has centralized several corporate functions at the Pak-It facility including human resources and purchasing.  As such, many US-based transactions are accounted for through Pak-It resulting in an increase in expenses associated with Pak-It that would not otherwise be incurred by the operating unit.  For the second quarter, the corporate expenses incurred by Pak-It approximated $400k.

Information as to the Company’s quarterly sales in different geographical areas is as follows:

Net Sales:	For the 3 months ended June 30, 2010	For the 6 months ended June 30, 2010
United States	$2,138,201	$4,405,630
Mexico	310,600	764,714
Peru	1,050,616	1,553,272
Costa Rica	274,808	624,039
Other	17,518	17,159
	$3,791,743	$7,365,173

The Company has concluded that 2009 segment information was not significant to these financial statements.

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

NOTE 7 – LONG-TERM DEBT

Long term debt consists of the following at June 30, 2010:

Mortgage note payable to bank in monthly installments of $1,610 (Canadian dollars), 7.0% interest only, due on July 15, 2015, secured by office building and land $263,358

The debt matures on July 15, 2015.

NOTE 8 – FOREIGN CURRENCY

The financial position and results of operations of the Company’s foreign subsidiary are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiary has been translated into U.S. dollars at historical exchange rates. Monetary assets and liabilities have been translated at the rates of exchange on the balance-sheet date and nonmonetary assets and liabilities have been translated at historical exchange rates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in gains of $11,973 and $0 in 2010 and 2009, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction losses included in operations totaled $4,511 in 2010 and $0 in 2009.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

There are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such.   We are not aware of any claims against the Company or any reputed claims against it at this time, except for claims of two former employees of the Pak-It subsidiary. These former employees have alleged that certain monies are due them pursuant to their employment agreements and the Company has retained legal counsel to handle the claims.  The amounts of the claims are immaterial to the Company.

The Company signed an Area Development Agreement in February 2010 with AS PTO, LLC.  This agreement is contingent upon the issuance of an air permit for the Company’s P2O processor in New York.  Failure to obtain the air permit makes the agreement null and void.

The Company has employment agreements with its officers, key employees and consultants that provide for minimum compensation, the issuance of stock options and severance payments due upon termination.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

In July 2010, the Company closed the Cambridge, Massachusetts office space that formerly served as the main corporate address.  The decision was made to not renew the lease which expires at the end of August in order to minimize expenditures.  The new corporate address is 1783 Allanport Road, Thorold, Ontario, Canada L0S 1K0.

On July 21, 2010, the Company received notice that its application for its stock to be quoted on the OTCQX marketplace had been accepted.  The Company subsequently was notified by the OTCQX that such quotation could not commence until removal of the “E” from its ticker symbol occurred.  On August 5, 2010 FINRA hearing officer issued a decision stating that the Company’s securities were ineligible for continued quotation on the OTC Bulletin Board due to the late filing of its first quarter Form 10-Q.   The “E” was removed from the Company’s ticker symbol on August 6, 2010.  The Company believes that quotation of its stock on the OTCQX will commence in the near future.

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

In the first half of 2009, the Company began developing its Plastic2Oil technology using a laboratory model.  Results of the desk-top unit were used to build a 1-ton processor to test the scalability of the process.  Output from the test unit was ASTM certified.  The Company procured and began installing a 20 metric-ton (“20T”) processor in late 2009 at its facility in Niagara Falls, New York.  The Company engaged IsleChem, a state certified laboratory, in December 2009 to provide chemical, analytical and process engineering.  Together with IsleChem, the Company has assembled and tested its 20T processor.  Extensive data has been gathered and modifications have been made to the process to reach a steady state configuration.

The Company currently owns five P2O processing machines including the original desk-top unit, a 1-ton unit which will continue to be used for research and development purposes as needed, a 20T processor located at the Company’s Niagara Falls location, as well as component parts that have been procured to assemble two additional production size processors. The Company believes that these machines are capable of converting waste plastic to oil through a process using a chemical catalyst.   The currently operating machine is a 20 metric-ton processor intended for commercial use.  The Company intends to assemble more of these machines, which it will own and manage itself, or license to commercial operators in the United States, Canada and elsewhere.  Through a joint venture with a third party, the Company plans to install machines intended for international use on ships that will travel overseas.  The machines have undergone extensive testing to determine whether, among other things, they satisfy air quality standards enforced by the New York Department of Environmental Conservation (“DEC”).  To date, test results indicate that the machines comply with these standards.   The Company is operating its 20T processor to gather data for a DEC air permit to allow full commercial production.

During 2010 the Company has formed a number of new companies and entered into agreements with third parties.  They are:

•
On December 22, 2009, the Company and Rick Heddle agreed to a Joint Venture whereby Heddle Marine Service, Inc. will retrofit ships with P2O processors. The Company is now finalizing a JV Agreement for production of its first P2O ship with Heddle. JBI anticipates contracting with various countries to convert their plastic waste into oil.

•
Also in December, JBI has signed a Letter of Intent for the establishment of an Area Development Agreement (ADA) for 45 P2O sites in the State of Florida with AS PTO, LLC, an entity controlled by Al Sousa of Largo, Florida.  Both Heddle and Sousa have strong management capabilities and are expected to be essential to the scaling up of a nationwide P2O launch.  These agreements are pending full commercial production of our first 20T P2O processor.

•
During February, 2010, the Company formed two Nevada corporations as wholly owned subsidiaries: Plastic2Oil Land, Inc., and Plastic2Oil Marine, Inc. to operate Plastic2Oil (“P2O”) operations on land and sea, respectively.  The Company hopes to begin commercial operations of converting waste plastic to oil in the third quarter of 2010.

•	The Company entered into its first Area Development Agreement with AS PTO, LLC to promote licensing and P2O operations in Florida using a combination of Joint Ventures (JV’s) and Company owned sites.
•
In February 2010, Plastic 2 Oil of Clearwater 1, LLC (a Delaware LLC) was formed as a joint venture and a licensing agreement was executed with members Plastic2Oil Land, Inc., AS PTO, LLC and ES Resources, LLC. During February, 2010, the Company formed a wholly owned New York corporation, JBI RE #1, Inc. to secure an industrial building in Niagara Falls, NY.  This building houses the Company’s 20T processor which is intended to be the first commercial operation of the P2O entities.

•	During February, 2010, the Company formed a wholly-owned Ontario corporation, JBI (Canada), Inc., to produce, market and sell the Pak-It™ products in Canada.
•	During February, 2010, the Company formed a wholly owned Ontario corporation, JBI RE One, Inc., to purchase an industrial building in Thorold, Ontario.
•	In May, 2010 the Company formed a wholly-owned New York limited liability company, Plastic2Oil of NY #1, LLC, to operate the P2O operations and R&D functions at the Niagara Falls, NY facility.
•	On June 21, 2010 the Company entered into an agreement with Mark Peikin to provide Investor Relations services in exchange for shares of the Company’s restricted stock.

On May 19, 2010, the Company executed an Employment Agreement with CEO John Bordynuik which takes effect upon issuance of an air permit for the Company’s P2O processor.  The agreement provides for minimum annual compensation as well as the issuance of stock options contingent upon the achievement of certain milestones, none of which have been met as of August 13, 2010.

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

Pak-It™ uses patented technology to deliver liquid cleaner in a water soluble sachet. The products are fully biodegradable and much easier to ship than bulky liquid products. The user simply adds water to the container without measuring or cutting the Pak-It™.  Large retailers (like Home Depot, Game Stop and Barnes and Noble) and many national building service contractors already using the product have documented significant cost savings from shipping, training, inventory controls and space utilization.

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

The renewable energy sector and recycled products sectors are highly competitive. Plastic2Oil is in the process of commercializing its processor and catalyst technologies and there is risk associated with being a new entrant into the alternative energy sector. Profitability in the Plastic2Oil business will depend largely on the access to waste plastic feedstock where prices can fluctuate significantly. Plastic2Oil faces competition from other recycling solution products for access to feedstock in addition to facing competition from the traditional refined products industry.  The Company’s  P2O operations are subject to the risk factors previously disclosed in our annual report on Form 10-K/A for the year ended December 31, 2009, filed with the SEC on July 9, 2010.

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

Significant Developments and Strategic Actions

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), for its know-how in world-wide communications and its business experience in Mexico and South America. Management hopes to utilize Javaco’s expertise to launch Plastic2Oil sites in Mexico and South America and to develop a secure communications infrastructure between the Plastic2Oil sites and the Company.  Javaco currently distributes over 100 lines of equipment from fiber optic transmitters to RF connectors. To further enhance business in the United States, new distribution lines are frequently being added, including a line of home theater and audio video products.

On September 30, 2009, the Company acquired Pak-It, LLC, a Florida limited liability company. Pak-It operates two business units: 1) a bulk chemical processing, mixing, and packaging facility, and 2) a patented delivery system that packages condensed cleaners in small water-soluble packages. Since acquiring Pak-It, the Company has spent over $500k to upgrade the manufacturing facility and equipment to automate the production process and increase capacity.  In 2010, Pak-It has hired four new salespeople to manage the existing customer accounts as well as expand national accounts and distribution channels.

On July 30, 2010 Pak-It launched a new retail product line called Drop ShotTM.  The advertising campaign was managed by Western Creative and includes 60-second and 120-second commercials as well as an online store, www.buydropshot.com.  The product launch began with a special TV offer available for phone or online orders only. The DropShot Cleaning kit includes the following products: the DropShot Glass and Hard Surface Cleaner, All-Purpose Citrus Cleaner, Multi-Surface Heavy-Duty Grease Cutter, and the Autumn Fresh Odor Eliminator. When buying the special introductory offer, customers will receive two refills for each cleaner - a total of 12 cleaners for $19.95.

The Company is currently focused on making its Plastic2Oil technology commercially available.  To assist in the process development, IsleChem was engaged by the Company on December 9, 2009 to verify the Company’s Plastic2Oil process. During 40 runs of tests, IsleChem was able to isolate the conditions that allowed the process to run optimally and provide engineering support to gather data to apply for a New York state DEC air permit. IsleChem verified our Plastic2Oil process is scalable and repeatable.

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

A minor by-product of the process is an off-gas much like natural gas. The process consumes much less off-gas to operate than is generated when operating at maximum capacity. Further testing at high processing rates proved that all the off-gas could not be burned (temporarily for a stack test) in the process furnace. Flaring the excess off-gas is common in the oil and gas industry but is not environmentally friendly, would waste the fuel value, and would require a separate permit. To avoid flaring the excess gas, the Company purchased a gas compression system to buffer and regulate the off-gas to 1) resell or 2) to cold start the process. The gas compression system and mobile storage tanks were installed on the Company’s 20T Plastic2Oil processor in June 2010.

In July and August 2010, we have been able to run our processor in steady-state. We require a NY DEC simple air permit to enable us to run our Plastic2Oil process in full commercial production. To acquire an air permit we must have a stack test that is conducted by a third party (in our case CRA) and supervised by the NY DEC.

In July 2010, the Company scheduled a tentative date in August for an air permit test for its first production P2O processor.  The configuration of the processor is in working condition and has allowed the stack test to be scheduled, contingent upon the availability of testing and regulatory attendees.  The Company intends to operate the processor in full commercial capacity upon receipt of the air permit.

During the second quarter of 2010, the Company worked to upgrade its 1 million litre (250,000 gallons) fuel blending site to current standards.  Equipment was fully tested and parts were replaced as required.  The site was also completely repainted.  The fuel testing lab at our blending site was equipped with analyzers that will allow the company to test both diesel and gasoline for commercial and retail sale. Several employees attended an independent training program to become certified operators.

The bulk fuel blending site enables the Company to

1.	Store fuel from our P2O processors.
2.	Blend additives (if required) to bring our fuel to a standard that permits the wholesale/commercial/retail sale of our fuel.
3.	In-house testing of blended fuel without the cost and delays of using external laboratories.
4.	Distribute our fuel to commercial and retail customers.
5.	Load four tanker trucks simultaneously through our bottom-loading rack.
6.	Unload tanker trucks through a separate unloading rack.
7.	Inject butane or ethanol consistent with industry practices.
8.	Flexibility to blend fuels including: gasoline, diesel, kerosene, furnace oil, and specialty fuels.

By acquiring the bulk fuel blending site, JBI is not dependent on 3rd party fuel refining, processing, testing, sales, and distribution. The site will service local JBI processors and enables the Company to maximize the sale price of the output by selling further down the value chain.  The output from the process can still be sold to refineries at market rates.

JBI continues to maintain its data recovery and migration business through the use of its tape drives. It currently has a mobile data container that can be deployed to transfer data onsite for customers with highly sensitive data. It acquired tape drives, servers, and the mobile data container through the acquisition of certain assets from John Bordynuik, Inc.  The Company has a large backlog of tapes to be migrated and is seeking strategic partnerships with international companies that will allow the Company to realize tape revenues faster, thereby decreasing the backlog.  The data recovery business was not a priority in the first half of 2010 because the Company’s focus was directed toward developing Plastic2Oil, but revenues are anticipated to increase in the third quarter.

Results of Operations

Quarter ended June 30, 2010 compared to June 30, 2009

For the quarter year ended June 30, 2010, we generated $3,791,743 in revenues, and incurred a net loss of $2,071,340.  We had no significant activity during the quarter ended June 30, 2009.

Year-to-date through June 30, 2010, the Company’s revenues total $7,365,173 with a net loss totaling $5,367,949.

Revenue Sources

We derive revenues from the sale of bulk cleaning chemicals and patented cleaning solutions in water soluble sachets through our Pak-It subsidiary, which comprised $1,721,356 of total revenues during the quarter ended June 30, 2010.

Additionally, we derive revenues through Javaco through the sales and distribution of electronic components marketed in Mexico and Latin America, which comprised $2,059,522 of total revenues during the quarter ended June 30, 2010.

Finally, we generate sales through reading high volume legacy data computer tapes for large institutions and corporations.  However, this unit has not produced significant revenues through the first half of 2010 due to the allocation of resources to our Plastic2Oil technology development.  We do maintain contracts to perform these services and receive revenues on an irregular basis.

We expect that the commercial launch of Plastic2Oil will result in sales of the product produced by our commercial processor units.  These products will include diesel fuel, gasoline, propane and butane.

Operating Expenses

The Company’s operating expenses for 2010 have exceeded gross margin by $5,367,949, resulting in a net loss.  Many of the expenses incurred in 2010 have been non-cash and/or non-recurring.

The Company’s current run rate on recurring expenses is approximately $1,000,000 per quarter.  This includes cost of salaries and selling, general and administrative expenses.

Year-to-date, stock compensation has been issued and expensed totaling $3,013,020, with $643,120 occurring in the second quarter.  This non-cash expense will likely continue in future quarters but the amount will vary based on number of shares issued and the stock price on the date of issuance.

The Company has incurred many non-recurring expenses in preparation for the commercialization of its Plastic2Oil technology and the operation of its fuel blending site.

Approximately $24,000 was spent on one-time services for the blending site, including environmental, tank, pipeline and gasket repairs, corrosion system upgrades as well as general repairs and upgrades such as having the facility painted.

Relating to Plastic2Oil, the Company has invested around $28,000 in security equipment, $14,000 in fencing around the property, $2,000 for a guard building, $4,000 for engineering support relating to the off-gas and sensors, $25,000 for chemical engineering and $10,000 for general engineering relating to the processor.

Additional expenditures include approximately $23,000 toward new software to centralize accounting and reporting for all of the Company’s operating units.  The Company paid approximately $65,000 to host the Annual Shareholders’ Meeting in April in Niagara Falls.

The Company incurred auditing and accounting fees of approximately $178,000 and legal fees of $132,000 during the second quarter.

Stock-Based Compensation

The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

The Company plans to adopt a formal plan which addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. No such plan had been adopted as of August 13, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had $1,945,594 cash on hand.  The Company is developing a cash plan to help manage future expenditures.

During the quarter the Company purchased property and equipment of $819,360 principally relating to development of the P2O processor and to upgrade the fuel blending site, bringing the total investment in property and equipment to $1,475,478 year-to-date.  Some specific investments include approximately $130,000 for the fuel blending site and $25,000 for equipment relating to the site as well as approximately $140,000 for parts and equipment relating to P2O, including the off-gas compression system, a shredder and a granulator.  During the quarter the Company paid approximately $100,000 toward the purchase of a new corporate office building located in Thorold, Ontario. The purchase price of the building was $369,769 at an interest rate of 7%.  The vendor took back the mortgage on the building, which is denominated in Canadian dollars and will fluctuate based on the exchange rate in effect.   The Company expects to continue to make significant investments in property and equipment in the future.

While the Company has experienced a cumulative operating loss, a significant portion of the expenses incurred this year have related to non-cash items such as the issuance of stock compensation totaling $3,013,020.  The Company expects that its current cash balance will sustain operations until an air permit for its first production Plastic2Oil processor is obtained, resulting in a new revenue stream from the sale of the output from the process.  While the Company does not currently have sufficient cash for the next 12 months, in the event that cash is needed before a permit is obtained, the Company has a good current ratio and access to short and long-term borrowings.  Additionally, the Company is taking steps to minimize expenses and reduce operating costs.

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

Goodwill resulted primarily from business acquisitions. In accordance with accounting rules, goodwill is not amortized, but is subject to an annual impairment test, which the Company performs in the 4th quarter. The Company evaluates the carrying value of goodwill during the fourth quarter of each year, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount. In calculating the implied fair value of a reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned, less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  When products are provided, revenue is recognized when the product ships to the customer from either the Company or a supplier.  For services, revenue is recognized upon receipt of payment from the customer.  As of the end of the second quarter, there were no significant revenues from P2O.

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

Because of inherent limitations, the Company’s disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met and no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of June 30, 2010:
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

Management of the Company takes very seriously the strength and reliability of the internal control environment for the Company. During 2010, the Company has implemented new internal policies and intends to undertake additional steps necessary to improve the control environment that include:

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

Part II OTHER INFORMATION

Item 1.  Legal Proceedings

There are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such.   We are not aware of any claims against the Company or any reputed claims against it at this time except for claims of two former employees of the Pak-It subsidiary. These former employees have alleged that certain monies are due them pursuant to their employment agreements and the Company has retained legal counsel to handle the claims.  The amounts of the claims are immaterial to the Company.

Item 1A.   Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K/A for the year ended December 31, 2009, filed with the SEC on July 9, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information

None.

Item 6. Exhibits.

(a)           Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended
32..1 32.2	Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350. Certification of Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2010	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President, CEO, Director

Date: August 13, 2010	By:	/s/ Ron Baldwin, Jr.
Name: Ron Baldwin, Jr.
Title: Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Bordynuik	Director and Chairman of the Board;	August 13, 2010
John Bordynuik	President and Chief Executive Officer

/s/ Ron Baldwin, Jr.	Chief Financial Officer	August 13, 2010
Ron Baldwin, Jr.

/s/ Jacob Smith	Chief Operating Officer and Director	August 13, 2010
Jacob Smith

/s/ Robin Bagai	Director	August 13, 2010
Robin Bagai

/s/ John Wesson	Director	August 13, 2010
John Wesson

s/ Gregory Goldberg	Director	August 13, 2010
Gregory Goldberg