Form 10-Q/A
period 2010-03-31
JBI, INC.
filed 2010-10-20
CIK 1381105

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q /A
(Amendment No. 1)

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
Thorold, Ontario L0S 1K0
(Address of principal executive offices)

Copies of communications to:

Gregg E. Jaclin, Esq.
Anslow + Jaclin,  LLP
195 Route 9 South, Suite 204
Manalapan, New Jersey 07726
(732) 409-1212

Registrant’s telephone number, including area code: (905) 384-4383

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2010 and December 31, 2009

ASSETS
	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$2,448,662	$26,307
Cash held in attorney trust account	150,631	3,123,595
Accounts receivable, net	2,088,910	1,662,202
Inventories	1,029,324	1,414,813
Prepaid expenses	119,341	51,549

TOTAL CURRENT ASSETS	5,836,868	6,278,466

PROPERTY AND EQUIPMENT
Leasehold improvements	481,773	473,609
Machinery and office equipment	1,220,249	572,295
Vehicles	12,325	12,325
Furniture and fixtures	17,679	17,679
	1,732,026	1,075,908
Less accumulated depreciation and amortization	(169,544)	(101,120)

NET PROPERTY AND EQUIPMENT	1,562,482	974,788

OTHER ASSETS

Restricted Cash	144,500	144,500
Other Assets	194,234	64,116
Deposits	9,420	10,014
Goodwill	5,179,249	5,179,249

TOTAL OTHER ASSETS	5,527,403	5,397,879

TOTAL ASSETS	$12,926,753	$12,651,133

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,377,472	$1,066,949
Accrued expenses	203,290	225,420
Income taxes payable	159,661	159,661
Deferred income taxes	60,903	60,903

TOTAL CURRENT LIABILITIES	1,801,326	1,512,933

EQUITY
Common Stock, par $0.001; 150,000,000 authorized, 50,018,450 and 69,453,840 issued and outstanding at March 31, 2010
and December 31, 2009, respectively	50,019	69,454
Common Stock Subscribed, 100,000 and 1,022,410 shares at cost at
March 31, 2010 and December 31, 2009 respectively	80,000	817,928
Stock subscriptions receivable	(80,000)	(817,928)
Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 issued and
outstanding at March 31, 2010 and December 31, 2009	1,000	1,000
Additional Paid in Capital	16,680,303	13,377,032
Accumulated deficit	(5,605,895)	(2,309,286)

	11,125,427	11,138,200

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,926,753	$12,651,133

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

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Month Periods Ended March 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,296,609)	$(4,056)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	69,018	-
Provision for uncollectible accounts	53,000	-
Common shares issued for services	2,369,900	-
Changes in:
Accounts receivable	(479,708)	-
Inventories	385,489	-
Prepaid expenses, deposits and other	(197,910)	-
Accounts payable and accrued expenses	288,393	250

NET CASH USED IN OPERATING ACTIVITIES	(808,427)	(3,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in cash held in attorney trust account	2,972,964	-
Acquisition of property and equipment, net	(656,118)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,316,846	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	927,928	-
Direct offering costs	(13,992)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	913,936	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,422,355	(3,806)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,307	3,806

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,448,662	$-

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

On September 17, 2010, the Company received results from the stack test performed by Conestoga-Rovers & Associates (“CRA”) on August 17, 2010.  The test was performed on the Company’s 20 metric-ton processor and was witnessed by the New York Department of Environmental Conservation (“NYDEC”).  CRA's results indicate that the processor is emitting 14.87% oxygen to the stack, while only emitting 3.16 ppm (parts per million) of carbon monoxide, 0.81 lb/hr (86.4 ppm) of NOx, SO2 and THC were below 1 ppm, particulates tested below 0.02 lb/hr. In other words, the process puts a high percentage of oxygen back into the air while emitting very little, if any, toxic substances during the conversion of waste plastic into usable hydrocarbon fuels.   The stack test confirmed that the P2O processor emissions are considerably below maximum emissions allowed under a NYDEC simple air permit. The stack test also confirmed we do not require a Title V air permit.

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

On September 30, 2009, the Company acquired Pak-It, LLC, a Florida limited liability company. Pak-It operates two business units: 1) a bulk chemical processing, mixing, and packaging facility, and 2) a patented delivery system that packages condensed cleaners in small water-soluble packages. The acquisition of Pak-It, LLC was primarily driven by the Company’s desire to access the experience that the Pak-It management team has in chemistry, marketing, sales, operations, and finance. The Pak-It team was used to centralize JBI’s accounting in Clearwater, Florida for controls and reporting.  Management intends to utilize the Pak-It team to help grow all of the Company’s business segments, including the Philadelphia plant, which is expected to perform the following:

·	Bulk packaging facility will mix and package the catalyst used in the Plastic2Oil process.
·	Continue to manufacture Pak-It™ water-soluble sachets and assist in setting up Canada operations for manufacturing and sale of Pak-It products in Canada.
·	To sell cleaners using Pak-It technology in the retail market.

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

Not required for a Smaller Reporting Company.

Item 4. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the period ended March 31, 2010. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

Changes in Internal Controls Over Financial Reporting

The Company has continued to take remediation steps described below to enhance its internal control over financial reporting and reduce control deficiencies. We believe the steps taken below to enhance our internal controls over financial reporting has reduced has reduced our deficiencies but have not completely eliminated them.  We will continue to work on the elimination of control weaknesses and deficiencies noted.

Management of the Company takes very seriously the strength and reliability of the of the internal control environment for the Company. During the period ended March 31, 2010, the Company has implemented internal policies and intends to undertake additional steps necessary to improve the control environment that include:

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

Item 6. Exhibits.

2.1	Securities Purchase Agreement between 310 Holdings, Inc. and Domark International, Inc. (Incorporated by reference to Form 8-K filed on August 28, 2009).
3.1	Amended Articles of Incorporation (Incorporated by reference to Form 8-K filed on October 6, 2010)
3.2	Bylaws (Incorporated by reference to the Form. SB2 filed with the Securities and Exchange Commission on December 11, 2006.)
10.1	Asset Purchase Agreement *
10.2	Unit Purchase Agreement by and among 310 Holdings, Inc., Pak-It, LLC and the Pak-It, LLC Unitholders**
10.3	Loan Agreement**
10.4	Pledge Escrow Agreement**
10.5	Security Agreement Inventory**
10.6	Security Agreement Equipment**
10.7	Security Agreement Accounts, General Intangibles, Contract Rights**
10.8	$1,200,000 Note**
10.9	$2,665,000 Liability Note**
10.10	Stock Purchase Agreement (incorporated by reference to Form 8-K filed on July 1, 2009)
21.1	JBI RE ONE Inc., an Ontario, Canada corporation
21.2	Plastic2Oil Land, Inc., a Nevada corporation
21.3	Plastic2Oil Marine, Inc. a Nevada corporation
21.4	PAK-IT, LLC a Florida corporation
21.5	Javaco, Inc., an Ohio corporation
21.6	Plastic2Oil of NY #1, LLC a New York corporation
21.7	JBI RE #1, Inc., a New York corporation
21.8	JBI (Canada), Inc., an Ontario, Canada corporation

(a)           Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBI, INC.

Date: October 20, 2010	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President, CEO, Director (Principal Executive Officer)

By:	/s/ Ron Baldwin, Jr.
Name: Ron Baldwin, Jr.
Title: Chief Financial Officer (Principal Financial Officer)