Form 10-Q/A
period 2010-06-30
JBI, INC.
filed 2010-10-20
CIK 1381105

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

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS
	6/30/2010	12/31/2009
	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$1,945,594	$26,307
Cash held in attorney trust account	130,121	3,123,595
Accounts receivable, net	2,725,300	1,662,202
Inventories	1,125,402	1,414,813
Prepaid expenses	69,844	51,549

TOTAL CURRENT ASSETS	5,996,261	6,278,466

PROPERTY AND EQUIPMENT
Leasehold improvements	485,491	473,609
Machinery and office equipment	1,785,650	572,295
Vehicles	7,370	12,325
Furniture and fixtures	16,903	17,679
Land & Buildings	519,330	-
	2,814,744	1,075,908
Less accumulated depreciation and amortization	(265,169)	(101,120)

NET PROPERTY AND EQUIPMENT	2,549,575	974,788

OTHER ASSETS
Restricted cash	144,500	144,500
Goodwill	5,179,249	5,179,249
Deposits	72,631	64,116
Patents, net	9,145	10,014

TOTAL OTHER ASSETS	5,405,525	5,397,879

TOTAL ASSETS	$13,951,361	$12,651,133

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,612,593	$1,066,949
Accrued expenses	271,900	225,420
Income taxes payable	36,107	159,661
Deferred income taxes	60,903	60,903

TOTAL CURRENT LIABILITIES	1,981,503	1,512,933

LONG-TERM LIABILITIES
Mortgage Payable	263,358	-
TOTAL LONG-TERM LIABILITIES	263,358	-

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES	2,244,861	1,512,933

SHAREHOLDERS' EQUITY

Common Stock, par $0.001; 150,000,000 authorized, 50,816,503 and 69,453,840 shares issued and outstanding at June 30, 2010 and December 31, 2009,
respectively	50,816	69,454
Common Stock Subscribed	-	817,928
Stock Subscription Receivable	-	(817,928)
Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009,
respectively	1,000	1,000
Additional paid in capital	19,319,946	13,377,032
Other Comprehensive Income - Cumulative Foreign Currency Translation	11,973	-
Accumulated Deficit	(7,677,235)	(2,309,286)

TOTAL SHAREHOLDERS' EQUITY	11,706,500	11,138,200

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,951,361	$12,651,133

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

JBI, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
Six Month Period Ending June 30, 2010

	Common Stock		Common Stock		Stock	Preferred Stock		Additional	Cummulative		Total
	$0.001 Par Value		Subscribed		Subscriptions	$0.001 Par Value		paid in	Foreign Curr.	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Capital	Translation	Deficit	Equity

BALANCE - DECEMBER 31, 2009	69,453,840	$69,454	1,022,410	$817,928	$(817,928)	1,000,000	$1,000	$13,377,032	$-	$(2,309,286)	$11,138,200

Common stock retired	(21,000,000)	(21,000)	-	-	-	-	-	21,000		-	-

Common stock issued for services, prices ranging from $1.18 to $4.85	623,974	623	-	-	-	-	-	3,012,397		-	3,013,020

Shares issued in connection with private placement, $0.80 per share, net of issuance costs of $13,992	1,259,910	1,260	(1,022,410)	(817,928)	817,928	-	-	992,776		-	994,036

Shares issued in connection with private placement, $4.00 per share, net of issuance costs of $0.00	478,779	479	-	-	-	-	-	1,914,637		-	1,915,116

Contributions by Shareholders	-	-	-	-	-	-	-	2,104		-	2,104

Comprehensive Income:

Cumulative Foreign Currency Translation	-	-	-	-	-	-	-	-	11,973	-	11,973

Net loss	-	-	-	-	-	-	-	0		(5,367,949)	(5,367,949)

Total Comprehensive Income/(Loss)	-	-	-	-	-	-	-	-			(5,355,976)

BALANCE - JUNE 30, 2010	50,816,503	$50,816	-	$-	$-	1,000,000	$1,000	$19,319,946	$11,973	$(7,677,235)	$11,706,500

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Period Ended June 30, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,367,949)	$15,248
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	164,049	-
Amortization	869	-
Provision for uncollectible accounts	128,720	-
Common shares issued for services	3,013,020	-
Common shares issued for debt cancellation	-	3,390
In-kind contribution	-	71,538
Changes in:
Accounts receivable	(1,191,818)	(45,220)
Inventories	289,411	-
Prepaid expenses, deposits and other	(26,810)	-
Accounts payable and accrued expenses	592,124	1,962
Income taxes payable	(123,554)	-

NET CASH USED IN OPERATING ACTIVITIES	(2,521,938)	46,918

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in cash held in attorney trust account	2,993,474	-
Cash acquisitions of property and equipment, net	(1,475,478)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,517,996	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,909,152	150,000
Contributions by Shareholders	2,104	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,911,256	150,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,973	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,919,287	196,918

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,307	3,806

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,945,594	$200,724

Supplemental disclosure of non-cash investing and financing activities:
Property acquired in conjunction with the issuance of mortgage payable	$263,358	-

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 4. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the period ended June 30, 2010. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

Changes in Internal Controls Over Financial Reporting

The Company has continued to take remediation steps detailed below to enhance its internal control over financial reporting and reduce control deficiencies. We believe the steps taken below to enhance our internal controls over financial reporting has reduced has reduced our deficiencies but have not completely eliminated them.  We will continue to work on the elimination of control weaknesses and deficiencies noted.

Management of the Company takes very seriously the strength and reliability of the internal control environment for the Company. During the period ended June 30 , 2010, the Company has implemented new internal policies and intends to undertake additional steps necessary to improve the control environment that include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information

None.

Item 6. Exhibits

(a)           Exhibits

2.1	Securities Purchase Agreement between 310 Holdings, Inc. and Domark International, Inc. (Incorporated by reference to Form 8-K filed on August 28, 2009).
3.1	Amended Articles of Incorporation (Incorporated by reference to Form 8-K filed on October 6, 2010)
3.2	Bylaws (Incorporated by reference to the Form. SB2 filed with the Securities and Exchange Commission on December 11, 2006.)
10.1	Asset Purchase Agreement *
10.2	Unit Purchase Agreement by and among 310 Holdings, Inc., Pak-It, LLC and the Pak-It, LLC Unitholders**
10.3	Loan Agreement**
10.4	Pledge Escrow Agreement**
10.5	Security Agreement Inventory**
10.6	Security Agreement Equipment**
10.7	Security Agreement Accounts, General Intangibles, Contract Rights**
10.8	$1,200,000 Note**
10.9	$2,665,000 Liability Note**
10.10	Stock Purchase Agreement (incorporated by reference to Form 8-K filed on July 1, 2009)
21.1	JBI RE ONE Inc., an Ontario, Canada corporation
21.2	Plastic2Oil Land, Inc., a Nevada corporation
21.3	Plastic2Oil Marine, Inc. a Nevada corporation
21.4	PAK-IT, LLC a Florida corporation
21.5	Javaco, Inc., an Ohio corporation
21.6	Plastic2Oil of NY #1, LLC a New York corporation
21.7	JBI RE #1, Inc., a New York corporation
21.8	JBI (Canada), Inc., an Ontario, Canada corporation

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended
32..1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U. S. C. Section 1350.

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