Form 10-Q/A
period 2009-09-30
JBI, INC.
filed 2010-11-17
CIK 1381105

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes □  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As at November 17, 2010, there were 51,246,926 shares of Common Stock, $0.001 par value per share issued and outstanding.

Documents Incorporated By Reference –None

JBI, INC.

Introductory Note: Caution Concerning Forward-Looking Statements

This Form 10-Q/A Report and the Company’s other communications and statements may contain “forward-looking statements,” including statements about the Company’s beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company’s actual future results may differ materially from those set forth in its forward-looking statements. For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008: (a) “Risk Factors” in Part I, and (b) “Management’s Discussion and Analysis or Plan of Operation” in Part II. However, other factors besides those referenced could adversely affect the Company’s results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law.

Unless the context otherwise indicates, all references in this report to the “Company,” “JBI,” “we,” “us,” or “our,” or similar words are to JBI, Inc. and its subsidiaries.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	9/30/2009	12/31/2008
	(Restated)*
CURRENT ASSETS
Cash and cash equivalents	$633,445	$3,806
Accounts receivable, net	1,322,069	-
Inventories	1,360,025	-
Prepaid expenses	45,381	-

TOTAL CURRENT ASSETS	3,360,920	3,806

PROPERTY AND EQUIPMENT
Leasehold improvements	473,609	-
Machinery and office equipment	545,308	-
Vehicles	12,325	-
Furniture and fixtures	17,679	-
	1,048,921	-
Less accumulated depreciation and amortization	(38,269)	-

NET PROPERTY AND EQUIPMENT	1,010,652	-

OTHER ASSETS
Goodwill	5,179,249	-
Deposits	74,386	-
Patents, net	10,608	-

TOTAL OTHER ASSETS	5,264,243	-

TOTAL ASSETS	$9,635,815	$3,806

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$779,566	$-
Accrued expenses	290,683	1,600
Income taxes payable	152,642	-
Deferred income taxes	78,666	-
Notes Payable	4,370,255	-

TOTAL CURRENT LIABILITIES	5,671,812	1,600

LONG-TERM LIABILITIES
TOTAL LONG-TERM LIABILITIES	-	-

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES	5,671,812	1,600

SHAREHOLDERS' EQUITY

Common Stock, par $0.001; 150,000,000 authorized, 58,755,107 and 63,700,000 shares issued and outstanding at September 30, 2009 and
December 31, 2008, respectively	58,755	63,700
Additional paid in capital	4,969,275	41,800
Accumulated Deficit	(1,064,027)	(103,294)

TOTAL SHAREHOLDERS' EQUITY	3,964,003	2,206

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,635,815	$3,806

 *See Note 3 for a full accounting of the financial statement restatement.

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
	(Restated)		(Restated)
NET SALES
Javaco	$550,676	$-	$550,676	$-
Other	124,167	-	171,767	11,250
	674,843	-	722,443	11,250
COST OF SALES
Javaco	459,017	-	459,017	-
Other	14,768	-	18,158	-
	473,785	-	477,175	-

GROSS PROFIT	201,058	-	245,268	11,250

OPERATING EXPENSES
Other Operating Expenses	1,181,022	55,020	1,209,831	64,752

TOTAL OPERATING EXPENSE	1,181,022	55,020	1,209,831	64,752

LOSS FROM OPERATIONS	(979,964)	(55,020)	(964,563)	(53,502)

OTHER INCOME (EXPENSE)
Interest expense, net	(1,960)	(35,668)	(2,113)	(35,668)
Other income, net	5,943	-	5,943	-
OTHER INCOME (EXPENSE), NET	3,983	(35,668)	3,830	(35,668)

LOSS BEFORE INCOME TAXES	(975,981)	(90,688)	(960,733)	(89,170)

INCOME TAX PROVISION	-	-	-	(592)

NET LOSS	$(975,981)	$(90,688)	$(960,733)	$(88,578)

Basic & diluted net loss per share	(0.02)	(0.00)	(0.02)	(0.00)

Weighted average number of common shares outstanding	55,905,716	63,700,000	60,562,073	63,700,000

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
Nine Month Period Ended September 30, 2009 (Restated)

	Common Stock		Additional		Total
	$0.001 Par Value		paid in	Retained	Shareholders'
	Shares	Amount	Capital	Earnings	Equity

BALANCE - DECEMBER 31, 2008	63,700,000	$63,700	$41,800	$(103,294)	$2,206

Common stock retired	(9,970,000)	(9,970)	9,970	-	-

Common stock issued for cash and settlement of shareholder advance, $3.00 per share	90,513	90	271,448	-	271,538

Shares issued in exchange for assets of John Bordynuik, Inc., at historical carrying value (Note 5)	809,593	810	358,121	-	358,931

Shares issued in connection with acquisition of Javaco and Media Credits, $1.00 per share (Note 4)	3,500,000	3,500	3,496,500	-	3,500,000

Shares issued in connection with acquisition of Pak-It, $1.20 per share (Note 4)	625,001	625	749,375	-	750,000

Services contributed by shareholder	-	-	42,061	-	42,061

Net loss	-	-	-	(960,733)	(960,733)

BALANCE - SEPTEMBER 30, 2009	58,755,107	$58,755	$4,969,275	$(1,064,027)	$3,964,003

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine Months Periods Ended September 30, 2009 and 2008

	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(960,733)	$(88,578)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	38,269	-
Provision for uncollectible accounts	17,114	-
Impairment of Media Credits	1,000,000
Common shares issued for services	42,061	-
Changes in:
Accounts receivable	(303,072)	-
Inventories	(14,274)	-
Prepaid expenses, deposits and other	(95,500)	-
Accounts payable and accrued expenses	147,286	(7,586)
Income taxes payable	231,308	-

NET CASH PROVIDED/(USED) IN OPERATING ACTIVITIES	102,459	(96,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received for acquisition of subsidiaries, net	455,046	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	455,046	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	200,000	-
Proceeds from shareholder advance	71,538
Repayment of long-term debt	(199,404)	(148,600)

NET CASH PROVIDED BY FINANCING ACTIVITIES	72,134	(148,600)

NET INCREASE IN CASH AND CASH EQUIVALENTS	629,639	(244,764)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,806	268,170

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$633,445	$23,406

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements include the accounts of the JBI, Inc. and its wholly owned subsidiaries, Javaco, Inc., and Pak-It, LLC (the “Company”).   All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim statements have been restated (See note 3) and reflect adjustments in connection with the annual audit of the Company’s accounts for the year ended December 31, 2009. In the opinion of the Company’s management, the accompanying unaudited restated condensed consolidated financial statements contain all necessary adjustments (consisting of normal recurring adjustments and the aforementioned restatement) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2009 and the results of its operations, cash flows and changes in shareholders’ equity for the three and nine month periods ended September 30, 2009 and 2008. Results for the three and nine months ended are not necessarily indicative of results for the year ended December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto as of and for the year ended December 31, 2008 as included in the Company’s Form 10-K as filed with the Commission on March 31, 2009 and the restated financial statements for the year ended December 31, 2009, as included in its Form 10-K/A filed with the Commission on July 19, 2010.

Liquidity

While the Company has experienced a cumulative operating loss, a significant portion of the expenses incurred this year have related to non-cash items such as the issuance of stock compensation totaling over $3.3 million.  Additionally, the Company has made significant one-time purchases of property and equipment relating to its Plastic2Oil technology and its fuel-blending site.  Total capital purchases made in 2010 exceed $2.1 million. Upon receipt of required permits, the Company expects to begin commercial operation of its Plastic2Oil processor at its Niagara Falls, New York facility in the fourth quarter, thereby initiating a new revenue stream from the sale of the output from the process.

There can be no guarantee that the Company will be successful in obtaining this permit. In the event that New York permit is not obtained in the near future, the Company has been reviewing the feasibility of realizing P2O revenue in different jurisdictions with partners who have already obtained the necessary operating permits required for P2O. The Company is also reviewing the feasibility of installing a P2O machine in Ontario, where one of the Company's facilities recently obtained its air approvals. In the event that a New York permit is not obtained and the Company fails to realize P2O revenue through different avenues, the Company would not currently have sufficient cash for the next 12 months. In the event that cash is needed before fuel is sold, the Company has a good current ratio and will seek short and/ or long-term borrowing opportunities.  Additionally, the Company is taking steps to minimize expenses and reduce operating costs.

NOTE 2 - ORGANIZATION

Industry – JBI, Inc, (formerly known as 310 Holdings, Inc.) (the Company) was incorporated in the state of Nevada on April 20, 2006. Our efforts have focused primarily on the development and implementation of our business plan. Management is transitioning the Company in an effort to become a global technology leader whose purpose is to mine data from Bordynuik’s large information archive, find under-productive entities to inject our proprietary technologies into, and benefit from increased productivity and profitability, beginning with Plastic2Oil.

Management immediately started to execute the business plan by acquiring two revenue generating sources during this quarter. Detailed summaries of each acquisition are described below.

JAVACO, INC. - 100% owned subsidiary

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), for its know-how in world-wide communications and its business experience in Mexico and South America. Management intends to utilize Javaco’s expertise to launch Plastic2Oil sites in Mexico and South America and to develop a secure communications infrastructure between the Plastic2Oil sites and the Company.  Javaco Inc., Inc. currently distributes over 100 lines of equipment from fiber optic transmitters to RF connectors. To further enhance business in the United States, new distribution lines are frequently being added including a line of home theater and audio video products.

PAK-IT, LLC. – 100% owned subsidiary

On September 30, 2009, the Company acquired Pak-It, LLC, a Florida limited liability company. Pak-It operates two business units: 1) a bulk chemical processing, mixing, and packaging facility and 2) a patented delivery system that packages condensed cleaners in a small water soluble package. The acquisition of Pak-It, LLC was primarily driven by the Company’s desire to access the experience that the Pak-It management team has in chemistry, marketing, sales, operations, finance, and particularly in real estate and franchise related mergers and acquisitions. Management intends to utilize the Pak-It team to help grow all of the Company’s business segments including the Philadelphia plant which will perform the following:

•	Bulk packaging facility will mix and package the catalyst used in the Plastic2Oil process.
•	Continue to manufacture Pak-It water-soluble sachets and assist in setting up Canada operations for manufacturing and sale of PakIt products in Canada.

•	To sell cleaners using Pak-It’s technology in the retail space.

The Company’s fiscal year end is December 31, a calendar year end.

See Note 4 for further information regarding these business combinations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RESTATEMENT

Restatement

The Company has restated its previously issued consolidated financial statements for the period ending September 30, 2009 for matters related to the following previously reported items: (1) the original accounting for the acquisitions of Javaco and Pak-It, which was improperly recorded as a reverse merger, whereby pre-acquisition operations of the acquired entities were erroneously reflected in the operations as originally reported, and (2) the valuation and subsequent impairment of media credits. The accompanying financial statements for the quarter ending September 30, 2009 have been restated to reflect the corrections.  The effect of this restatement to the financial statements is a decrease in total assets of approximately $13,187,000, an increase in net loss for the nine months ended September 30, 2009, of approximately $1,110,000 and a decrease in equity of $10,343,000.

The following is a summary of the restatements for the nine months ended September 30, 2009:

Write off of previously recorded media credits	$(1,000,000)
Decrease in income due to change in acquisition accounting for Pak-It	(1,616,600)
Decrease in income due to change in acquisition accounting for Javaco	(596,213)
Decrease in income due to change in acquisition accounting for John Bordynuik, Inc.	(126,569)
Decrease in operating expenses due to change in acquisition accounting	1,256,983
Increase in net interest expense due to change in acquisition accounting	(141,468)
Increase in other income due to change in acquisition accounting	45,110
Increase in net income from reclassifications and timing corrections	1,068,323
Total reduction in September 30, 2009 net earnings	$(1,110,434)

Decrease in the valuation of media credits	$(9,997,134)
Decrease in the value of assets acquired from John Bordynuik, Inc.	(572,102)
Decrease in the value of goodwill and other assets recorded in conjunction with the acquisition of Javaco and Pak-It	(2,360,990)
Decrease in assets from other adjustments	(256,432)
Total reduction in September 30, 2009 total assets	$(13,186,657)

The effect on the Company’s previously issued September 30, 2009 financial statements is summarized as follows:

Balance Sheet as of September, 2009

	Previously Reported	Increase / (Decrease)	Restated
Current Assets	$13,900,508	$(10,539,588)	$3,360,920
Property and Equipment	1,272,065	(261,413)	1,010,652
Other Assets	7,649,899	(2,385,656)	5,264,243
Total Assets	22,822,472	(13,186,657)	9,635,815
Current Liabilities	1,322,781	4,349,031	5,671,812
Stockholders’ Equity:
Additional paid-in capital	11,845,417	(6,876,142)	4,969,275
Accumulated earnings/(deficit)	2,402,987	(3,467,014)	(1,064,027)
Total Liabilities and Stockholders’ Equity	22,822,472	(13,186,657)	9,635,815

Statement of Operations for the Three Months Ended September 30, 2009

	Previously Reported	Increase / (Decrease)	Restated
Net Sales	$3,819,656	$(3,144,813)	$674,843
Cost of Sales	2,268,563	(1,794,778)	473,785
Gross Profit	1,551,093	(1,350,035)	201,058
Operating Expenses	1,591,077	(410,055)	1,181,022
Loss from Operations	(39,984)	(939,980)	(979,964)
Other Income (Expense), Net	6,806	(2,823)	3,983
Net Loss	(46,790)	(929,191)	(975,981)

Statement of Operations for the Nine Months Ended September 30, 2009

	Previously Reported	Increase / (Decrease)	Restated
Net Sales	$10,132,399	$(9,409,956)	$722,443
Cost of Sales	7,635,361	(7,158,186)	477,175
Gross Profit	2,497,038	(2,251,770)	245,268
Operating Expenses	2,327,614	(1,117,783)	1,209,831
Income/(Loss) from Operations	169,424	(1,133,987)	(964,563)
Other Income (Expense), Net	(19,723)	23,553	3,830
Net Income/(Loss)	149,701	(1,110,434)	(960,733)

The Company has disclosed its significant accounting policies in “Note 3: Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Note 2 in the Company's annual report on Form 10-K/A for the year ended December 31, 2009. The following significant accounting policies provide an update to those included under the same captions in the Company’s 2008 Annual Report on Form 10-K.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  Accounts receivable determined to be uncollectible are recognized using the allowance method.  The allowance for uncollectible accounts at September 30, 2009 was $17,114 and $0 at December 31, 2008.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to goodwill, the value of assets and liabilities acquired, valuation of inventory, and the allowance for uncollectible accounts receivable. These estimates may be adjusted as more current information becomes available, and any adjustments could be significant.

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

Property and Equipment

Property and Equipment are first recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Computer equipment	3 years
Vehicles	5 years
Furniture and fixtures	7 years
Plant and plant machinery	15 years
Office and industrial buildings	25 years
Leasehold improvements	lesser of useful life or term of lease

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

Concentrations of Credit Risk

 Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts and accounts receivable. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC.  The Company extends limited credit to its customers based upon their credit worthiness and established an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

New Accounting Pronouncements

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

 NOTE 4 – BUSINESS COMBINATIONS

On August 24, 2009, the Company purchased 100% of the issued and outstanding shares of Javaco in exchange for $150,000 in cash and 2,500,000 shares of the Company’s common stock, valued at $2,500,000.  In connection with the agreement, the Company also received media credits in print and radio in exchange for the issuance of an additional 1,000,000 shares of the Company’s common stock, valued at $1,000,000.  As the service provider began to perform under the contract, it became apparent that the Company had overestimated the future benefit that these credits would provide.   The value of the 3,500,000 common shares issued was determined based on the market price of the Company’s common shares on the date of exchange.  Javaco’s results of operations have been included in the consolidated financial statements since the date of acquisition.

Javaco, incorporated in March 2000, distributes electrical components and equipment, including home theater and audio video products.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their estimated fair values:

Cash and cash equivalents	$26,797
Accounts receivable	575,915
Inventories	564,548
Other current assets	6,187
Equipment	30,008
Goodwill	2,369,390
Total assets acquired	3,572,845
Amounts payable to banks and other lenders due within one year	(299,150)
Other current liabilities	(623,695)
Total liabilities assumed	(922,845)
Net assets acquired	$2,650,000

While the acquisition of the media credits was connected to the acquisition of Javaco, it was the subject of a separate agreement which specified the purchase price of 1,000,000 shares of the Company’s common stock.  Accordingly, once management determined the value of the media credits was overestimated, the value of the shares given in exchange was charged to operations.

On September 30, 2009, the Company purchased 100% of the membership interests of Pak-It, LLC in exchange for, 625,001 shares of the Company’s common stock, valued at $750,000, and the assumption of $3,865,000 in debts.  The value of the common shares issued was determined based on the market price of the Company’s common shares on the transaction date.

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

The above purchase price allocations have been done using management estimates of fair value.  The Company expects to have third party valuations done during 2010 but management does not expect the valuations to be materially different.  Any difference will be adjusted when the valuations are completed and recorded as a current period charge as needed.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of Javaco and Pak-It had occurred at January 1, 2008:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Sales	$10,132,399	$10,045,746
Net income/(loss)	149,701	(140,487)
Net loss per share—Basic	0.00	0.00
Net loss per share—Diluted	0.00	0.00

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 5 – RELATED PARTY TRANSACTIONS

As described in Note 8, the Company issued shares of common stock to acquire assets from John Bordynuik, Inc. ("Data"), a company owned partially by the Company's President and CEO, valued at $358,931. Many of the contracts associated with providing tape reading services are still held in the name of Data, though it is their intent to transfer these contracts during the 2nd quarter of 2010. As such, Data bills customers for tape reading services, collects the money and remits the funds to the Company. During the nine months ended September 30, 2009, $124,000 of revenues related to tape reading was paid to the Company by Data. There were no amounts for 2008.

During 2009, the Company's President and CEO, who is also a majority shareholder, paid for direct labor costs associated with the reading of tapes, for which he was not reimbursed. The total costs amount to $42,061, and have been recorded as a capital contribution. There were no amounts for 2008.

As described in Note 8, the Company issued 90,513 shares of common stock to the Company's President and CEO in exchange for cash of $200,000 and settlement of a shareholder advance of $71,538. The advance was short-term and provided for no interest. There were no amounts due to or from the Company's President and CEO at September 30, 2009 and December 31, 2008.

As described in Note 8, the Company's President and CEO returned 9,970,000 shares of common stock during the nine months ended September 30, 2009, and an additional 21 million shares in March 2010 (Note 12).

NOTE 6 – OPERATING AND CAPITAL LEASE AGREEMENTS

During July 2009, the Company entered into a lease agreement to rent an office space of 790 sq. ft. in Cambridge, Massachusetts for $40 per rentable square foot per year with a base term of 12 months.

Subsidiaries:

Javaco, Inc.

•	During January 2009, Javaco, Inc. entered into a 24-month lease agreement for Dell equipment with monthly payments of $109.

Pak-It, LLC.

•
On November 1, 2007, Dickler Chemical Laboratories, Inc. (a wholly owned subsidiary of Pak-It, LLC.) entered into a 5-year renewable lease agreement to lease approximately 50,000 square feet lot of ground with the buildings and improvements thereon erected known as 4201 Torresdale Avenue in Philadelphia, Pennsylvania with the monthly payments of $4,167. The lease may be extended to the term of this lease for four additional terms of five year each. Rent for renewal terms shall be as follows:

1st  Renewal term - $55,000 (years 6-10)
2nd Renewal term - $60,000 (years 11-15)
3rd Renewal term - $65,000 (years 16-20)
4th Renewal term - $70,000 (years 21-25)

NOTE 7 – NOTES PAYABLE

On September 30, 2009, the Company entered into a loan agreement and signed a note payable for $2,665,000 and a note payable for $1,200,000, collectively called the “Notes” to Geoffrey C. Weber, as Trustee of the Pak-It Members’ Trust.  The notes mature on or before December 29, 2009 with interest after date at the rate of ten percent (10%) per annum computed on the basis of the actual number of days elapsed over the an assumed 360-day year. These notes were paid in full in December 2009.

Subsidiaries:

Javaco, Inc,

•
On May 12, 2005, Javaco, Inc. entered into a loan with Nissan Finance in the amount of $31,848.  The loan is a five year loan with an interest rate of 4% and a monthly payment of $587. $1,302 was outstanding at September 30, 2009.

•
On March 11, 2008, Javaco, Inc. entered into an agreement whereby it borrowed $205,000 for working capital funds.  The terms of the agreement were to charge 6.75% interest per annum until maturity with monthly payments of $4,060.  $204,403 was outstanding at September 30, 2009, as well as an additional $100,000 advance from the former owner of Javaco. These amounts were paid in full in December 2009.

•
Javaco, Inc. has a $200,000 credit line available, which is renewable with Chase Bank on an annual basis and carries an interest rate of 4.25%. The Company has renewed this credit line subsequent to the year ended December 31, 2008. $199,550 was outstanding at September 30, 2009. This liability was paid in full in December 2009.

Pak-It, LLC.

•
On October 31, 2007, Pak-It, LLC. entered into an agreement whereby it borrowed $250,000 for working capital funds. The terms of this agreement were to charge 7.75% interest per annum until maturity on October 31, 2013 with monthly payments of $5,100. There were no amounts outstanding on this liability at September 30, 2009.

•
On October 31, 2007, Pak-It, LLC. entered into an agreement whereby it borrowed $750,000 for working capital funds. The terms of this agreement were to charge 13.2% interest per annum until maturity on October 31, 2015. There were no amounts outstanding on this liability at September 30, 2009.

•
On October 31, 2007, Pak-It, LLC. entered into an agreement whereby it borrowed $1,250,000 for working capital funds. The terms of this agreement were to charge 10.6% interest per annum until maturity on October 31, 2013. Beginning on the first day of February 2008 and on the first day of each February, May, August, November during the term of this loan, interest only payments, calculated at the annual rate of 8% shall be due and payable on the amount outstanding from time to time. There were no amounts outstanding on this liability at September 30, 2009.

•
Pak-It, LLC. has a $1,550,000 credit line available, which is renewable with USAmeriBank (fka Liberty Bank) on an annual basis and carries an interest rate of prime rate of interest plus one-half percent. The Company has renewed this credit line subsequent to the year ended December 31, 2008. No amounts were outstanding at September 30, 2009

NOTE 8 – STOCKHOLDER EQUITY

The Company has 150,000,000 common shares authorized at par value of $0.001 and 58,755,107 issued and outstanding as of September 30, 2009.

On June 25, 2009, the Company entered into an asset purchase agreement (the "Agreement") to purchase certain assets of John Bordynuik, Inc., a Delaware corporation ("Data"). Under the terms of the Agreement, the Company issued 809,593 shares of common stock, par value $0.001 per share, in consideration for the assets of Data. The acquisition was treated as a transaction between entities under common control, and accordingly the assets were recorded at their historical carrying values totaling $358,931. The closing of the agreement occurred on July 15, 2009.

In 2009, Mr. Bordynuik exchanged $200,000 cash for 66,667 shares of common stock, and he received an additional 23,846 shares in full settlement of an outstanding advance in the amount of $71,538.

In 2009, Mr. Bordynuik returned 9,970,000 shares of common stock, as well as an additional 21 million shares subsequent to year-end.

Additional shares have been issued in conjunction with business acquisitions as disclosed in Note 4.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On September 1, 2009, the Company entered into a two year employment agreement that provides for minimum base compensation, as defined in the agreement, as well as the issuance of 120,000 shares of common stock for each year of the agreement.

NOTE 10 – SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Common shares returned and retired	$9,970
Common shares issued in conjunction with Javaco acquisition	$2,500,000
Common shares issued in conjunction with acquisition of media credits	$1,000,000
Common shares issued in conjunction with Pak-It acquisition	$750,000
Common shares issued to acquire assets of John Bordynuik, Inc.	$358,931
Debt issued in conjunction with Pak-It acquisition	$3,865,000
Common shares issued to settle shareholder advance	$71,538

NOTE 11 - FAILED MERGER

The Company and G&G Mining Corp. a Florida corporation, entered into an Agreement and Plan of Merger on October 29, 2008, whereby G&G Mining Corp was to be merged into the Company ("Merger Agreement") pursuant to a reorganization within the meaning of Sections 368(a)(1)(A) and 368(a)(2)(D) of the IRS Code. Pursuant to the terms and conditions of the Merger Agreement, the shareholders of G&G Mining Corp were to receive an aggregate of 6,160,000 shares of the Company's common stock and the Company was to receive all of the outstanding shares of G&G Mining Corp. The planned merger was never completed and is not reflected in the Company's financial statements.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On October 5, 2009, 310 Holdings, Inc. amended the Company’s Articles of Incorporation to change the Company’s name to JBI, Inc, which was retroactively applied to the reporting period financial statements.

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

During December 2009, the Company issued Mr. Bordynuik 1 million shares of Super Voting Preferred Stock ("Preferred shares") in exchange for the return of 30,000 shares of the Company's common stock. The Preferred shares have no conversion or dividend rights, but carry 100 to 1 voting rights (as compared to common shares). The effect of this transaction continues to give the shareholder controlling interest in the Company.

Through January 14, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 8,439,893 shares of the common stock.  The offering was at $0.80 and the gross proceeds received by the Company were $6,751,914.  The offering was made in connection with the previously completed acquisition of Pak-It, LLC and within the offering converted $2,736,000 of debt owed to the Pak-It members at a per share price of $0.80.  The total shares issued pursuant to the offering was 8,439,893. As a result of the private placement the Company paid all debt (except normal recurring accounts payable and accruals) and added in excess of $3.1 million in available cash.

In February, 2010, the Company appointed four new Directors to the Board.  In April, 2010 the Company appointed a new Director to the Board.  In June, 2010 the Company accepted the resignation of a member of the Board, who was then retained as an employee of the Company.

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

In May, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of up to 1,000,000 shares of common stock, $0.001 par value per share at per share price of $4.00.  The net proceeds received by the Company were in the amount of $1,915,116, for the sale of 478,779 shares.

In May 2010, the Board of Directors approved compensation for its independent members.  Compensation includes the one-time issuance of restricted stock and annual stock options for which the strike price will be set each year.

On May 19, 2010, the Company executed an Employment Agreement with CEO John Bordynuik which takes effect upon issuance of an air permit for the Company’s P2O processor.  The agreement provides for minimum annual compensation as well as the issuance of stock options contingent upon the achievement of certain milestones, none of which have been met as of November 17, 2010.

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

In July 2010, the Company closed the Cambridge, Massachusetts office space that formerly served as the main corporate address.  The decision was made to not renew the lease, which expires at the end of August in order to minimize expenditures.  The new corporate address is 1783 Allanport Road, Thorold, Ontario, Canada L0S 1K0.

 In June 2010, the Company had initiated an application to trade on the OTCQX exchange. The OTCQX accepted the Company’s application, and trading of the Company’s stock on this exchange commenced on August 19th 2010.

On September 17, 2010, the Company received results from the stack test performed by Conestoga-Rovers & Associates (“CRA”) on August 17, 2010.  The test was performed on the Company’s 20 metric-ton processor and was witnessed by the New York Department of Environmental Conservation (“NYDEC”).  CRA's results indicate that the processor is emitting a high percentage of oxygen back into the air while emitting very little, if any, toxic substances during the conversion of waste plastic into usable hydrocarbon fuels.   The stack test confirmed that the P2O processor emissions are considerably below maximum emissions allowed under a NYDEC simple air permit. The stack test also confirmed the only air permit required for P2O is a simple air permit.

The Company received notice dated October 15, 2010 that the Ontario Ministry of Environment registered a “certificate of Approval for Air, Section 9, EPA” in the Company’s name. A “Certificate of Approval for Air” in Ontario is equivalent to a NYDEC Air Permit in the United States. The Company also received a Certificate of Approval for Industrial Sewage Works, Section 53, from the Ministry of the Environment. These approvals are for use at the Company’s fuel blending site. The Ministry of Environment allowed the transfer of existing approvals (permits) of the blending site to the Company.

On November 10th, 2010, JBI Inc.’s simple air permit application was officially submitted to the DEC after significant consultation and meetings between the parties. JBI Inc.’s environmental consultant has significant experience with permitting and in consulting with the DEC prior to submitting our permit application, we mutually agreed upon language and data so that many of the questions that would typically arise during a permit review process were already eliminated. These lengthy consultations and discussions with the DEC about the permit language and data greatly reduce the amount of time required for the DEC to review a submitted application.

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

Overview

JBI, Inc., formerly known as 310 Holdings Inc., was incorporated in the State of Nevada on April 20, 2006. John Bordynuik purchased 63% of the issued and outstanding shares of 310 Holdings on April 24, 2009.   Subsequently, John Bordynuik was appointed President and CEO of the Company.  Management has transitioned our company in an effort to become a global technology leader whose purpose is to mine data from Bordynuik’s large information archive, find under-productive entities to inject our superior proprietary technologies into, and benefit from increased productivity and profitability, beginning with Plastic2Oil.

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

Through the recent recession it appears that conglomerates will reemerge as an effective way to pool financial and management resources and as such, JBI is positioning itself to pool resources so it can effectively deal with local and global issues of sustainability.   By offering “green” products and continuing to use its proprietary technologies the Company will help create solutions to enormous problems.  From PakIt™ products, where we save fuel by “not shipping water”, to Plastic2Oil where we expect to create fuel from what is currently a costly disposal problem, the Company is well positioned for growth.

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

On September 30, 2009, the Company acquired Pak-It, LLC, a Florida limited liability company. Pak-It operates two business units: 1) a bulk chemical processing, mixing, and packaging facility and 2) a patented delivery system that packages condensed cleaners in a small water soluble package. The acquisition of Pak-It, LLC was primarily driven by the Company’s desire to access the experience that the Pak-It management team has in chemistry, marketing, sales, operations, finance, and particularly in real estate and franchise related mergers and acquisitions. Management intends to utilize the Pak-It team to help grow all of the Company’s business segments including the Philadelphia plant which will perform the following:

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

John Bordynuik Inc Asset Purchase

On June 25, 2009, the Company entered into an asset purchase agreement to purchase and assume certain assets of John Bordynuik, Inc., a Delaware corporation.  For accounting purposes this was treated as a transaction between entities under common control between the Company and John Bordynuik Inc. by President and CEO John Bordynuik, who is the majority shareholder in both the Company and John Bordynuik Inc.

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

In connection with the Agreement, Domark has also assigned $9,997,134 of media credits in print and radio to the Company in exchange for the issuance of 1,000,000 shares of the Company’s common stock. Management later determined that these media credits should have been initially valued at $1,000,000 based on the fair value of the shares issued, and further after realizing the true benefit ultimately recorded an impairment for the full $1 million. The effect of these changes contributed to the restatement.

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

Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding membership units and all of the assets of Pak-It including Pak-It’s wholly owned subsidiary Dickler Chemical Laboratories, Inc., in exchange for the issuance of 625,001 shares of the Company’s common stock and the issuance of two secured promissory notes. Pursuant to a loan agreement (the “Loan Agreement”), the Company issued a secured promissory note to a trustee in the amount of One Million Two Hundred Thousand Dollars ($1,200,000) which is due on December 29, 2009 with a 10% interest rate (the “Note”). In addition, the Company has assumed and will satisfy certain liabilities of Pak-It by issuing a note in the amount of Two Million Six Hundred Sixty Five Thousand Dollars ($2,665,000) due on December 29, 2009 with a 10% interest rate (the “Liability Note”) collectively the Note and Liability Note are referred to as the “Notes”.

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

Results of Operations

During the quarter ended September 30, 2009 we were in transition from the change in ownership as well as acquiring certain assets of John Bordynuik, Inc to commence tape reading operations, acquiring Javaco, Inc, and Pak-It LLC.

For the three months ended September 30, 2009, we generated $674,843 revenues, and incurred a net loss of $975,981 compared with revenues of $0 and a net loss of $90,688 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, we generated $722,443 revenues, and incurred a net loss of $960,733 for the nine months ended September 30, 2009.

Revenue Sources

We will derive revenues from the sale of bulk cleaning chemicals and patented cleaning solutions in water soluble sachets through our Pak-It subsidiary, the acquisition of which was finalized on the final day of the quarter.

We derive revenues through Javaco through the sales and distribution of electronic components which comprised $550,676 of total revenues during the quarter ended September 30, 2009.

Finally, we generate sales through reading high volume legacy data computer tapes for large institutions and corporations.  For the quarter ended September 30, 2009, this unit generated $124,167 in revenue.

Cost of Goods Sold

Javaco incurred $459,017 in cost of goods sold on revenue of $550,676 resulting in a gross margin of $91,659 from the date of acquisition through September 30, 2009.

The legacy data recovery unit produced $109,399 of gross margin after incurring $14,768 in cost of goods sold.

Operating Expenses

The Company’s operating expenses for 2009 have exceeded gross margin by $960,733, resulting in a net loss.  Operating expenses primarily include cost of salaries and selling, general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

As of September 30, 2009, we had $633,445 cash on hand.

While the Company has experienced a cumulative operating loss, a significant portion of the expenses incurred in nine months prior to September 30th, 2010 have related to non-cash items such as the issuance of stock compensation totaling over $3.3 million.  Additionally, the Company has made significant one-time purchases of property and equipment relating to its Plastic2Oil technology and its fuel-blending site.  Total capital purchases made in 2010 exceed $2.1 million. Upon receipt of required permits, the Company expects to begin commercial operation of its Plastic2Oil processor at its Niagara Falls, New York facility in the fourth quarter, thereby initiating a new revenue stream from the sale of the output from the process.

There can be no guarantee that the Company will be successful in obtaining this permit. In the event that New York permit is not obtained in the near future, the Company has been reviewing the feasibility of realizing P2O revenue in different jurisdictions with partners who have already obtained the necessary operating permits required for P2O. The Company is also reviewing the feasibility of installing a P2O machine in Ontario, where one of the Company's facilities recently obtained its air approvals. In the event that a New York permit is not obtained and the Company fails to realize P2O revenue through different avenues, the Company would not currently have sufficient cash for the next 12 months. In the event that cash is needed before fuel is sold, the Company has a good current ratio and will seek short and/ or long-term borrowing opportunities.  Additionally, the Company is taking steps to minimize expenses and reduce operating costs.

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

Not required for a Smaller Reporting Company.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the period ended September 30, 2010. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of September 30, 2009:

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

ITEM 1A. RISK FACTORS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 24, 2009, we closed a Securities Purchase Agreement with Domark International, Inc. whereby we purchased 100% of the issued and outstanding common shares of Javaco, Inc. a wholly owned subsidiary of Domark, in exchange for $150,000 and the issuance of 2,500,000 shares of our common stock to Domark. In addition, Domark also assigned media credits in print and radio to us in exchange for the issuance of 1,000,000 shares of our common stock.  The shares of common stock were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

On September 30, 2009,we entered into a Unit Purchase and Exchange Agreement (the “Agreement”) with Pak-It, LLC, a Florida limited liability company and the Pak-It, LLC unitholders. Pursuant to the Agreement, we acquired 100% of the issued and outstanding membership units and all of the assets of Pak-It in exchange for the issuance of 625,001 shares of our common stock and the issuance of two secured promissory notes.  The shares of common stock were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the period ended September 30, 2009.

ITEM 4.  (REMOVED AND RESERVED)

none

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Item 6. Exhibits

(a)           Exhibits

2.1	Securities Purchase Agreement between 310 Holdings, Inc. and Domark International, Inc. (Incorporated by reference to Form 8-K filed on August 28, 2009).
3.1	Amended Articles of Incorporation (Incorporated by reference to Form 8-K filed on October 6, 2010)
3.2	Bylaws (Incorporated by reference to the Form. SB2 filed with the Securities and Exchange Commission on December 11, 2006.)
10.1	Asset Purchase Agreement *
10.2	Unit Purchase Agreement by and among 310 Holdings, Inc., Pak-It, LLC and the Pak-It, LLC Unitholders**
10.3	Loan Agreement**
10.4	Pledge Escrow Agreement**
10.5	Security Agreement Inventory**
10.6	Security Agreement Equipment**
10.7	Security Agreement Accounts, General Intangibles, Contract Rights**
10.8	$1,200,000 Note**
10.9	$2,665,000 Liability Note**
10.10	Stock Purchase Agreement (incorporated by reference to Form 8-K filed on July 1, 2009)
21.1	PAK-IT, LLC a Florida corporation
21.2	Javaco, Inc., an Ohio corporation

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended
32..1	Certification of Principal Executive Officer Pursuant to 18 U. S. C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U. S. C. Section 1350.

* Incorporated by reference to Form 8-K filed on June 26, 2009.
** Incorporated by reference to Form 8-K October 1, 2009.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBI, INC.

Date: November 17, 2010	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President, CEO, Director (Principal Executive Officer)

By:	/s/ Ron Baldwin, Jr.
Name: Ron Baldwin, Jr.
Title: Chief Financial Officer (Principal Financial Officer)