Form 10-Q
period 2010-09-30
JBI, INC.
filed 2010-11-17
CIK 1381105

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS
	9/30/2010	12/31/2009
	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$276,892	$26,307
Cash held in attorney's trust	130,121	3,123,595
Accounts receivable, net	1,967,217	1,662,202
Inventories	1,143,740	1,414,813
Prepaid expenses	148,051	51,549

TOTAL CURRENT ASSETS	3,666,021	6,278,466

PROPERTY AND EQUIPMENT
Leasehold improvements	485,491	473,609
Machinery and office equipment	2,210,279	572,295
Vehicles	7,370	12,325
Furniture and fixtures	16,903	17,679
Land & Buildings	519,330	-
	3,239,373	1,075,908
Less accumulated depreciation and amortization	(362,687)	(101,120)

NET PROPERTY AND EQUIPMENT	2,876,686	974,788

OTHER ASSETS
Restricted cash	144,500	144,500
Goodwill	5,179,249	5,179,249
Deposits	7,026	64,116
Patents, net	8,657	10,014

TOTAL OTHER ASSETS	5,339,432	5,397,879

TOTAL ASSETS	$11,882,139	$12,651,133

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,046,535	$1,066,949
Accrued expenses	230,908	225,420
Income taxes payable	36,107	159,661
Deferred income taxes	60,903	60,903

TOTAL CURRENT LIABILITIES	1,374,453	1,512,933

LONG-TERM LIABILITIES
Mortgage Payable	271,845	-
TOTAL LONG-TERM LIABILITIES	271,845	-

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES	1,646,298	1,512,933

SHAREHOLDERS' EQUITY

Common Stock, par $0.001; 150,000,000 authorized, 51,031,926 and 69,453,840 shares issued and outstanding at September 30, 2010 and December 31, 2009,
respectively	51,031	69,454
Common Stock Subscribed	-	817,928
Stock Subscription Receivable	-	(817,928)
Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 and 1,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009,
respectively	1,000	1,000
Additional paid in capital	19,621,320	13,377,032
Other Comprehensive Income - Cummulative Foreign Cuurency Translation	4,543	-
Accumulated Deficit	(9,442,053)	(2,309,286)

TOTAL SHAREHOLDERS' EQUITY	10,235,841	11,138,200

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,882,139	$12,651,133

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009

NET SALES
Pak-It	$1,794,934	$-	$5,069,027	$-
Javaco	1,482,646	550,676	5,536,741	550,676
Other	9,479	124,167	46,464	171,767
	3,287,059	674,843	10,652,232	722,443
COST OF SALES
Pak-It	1,370,530	-	4,217,540	-
Javaco	1,281,407	459,017	4,848,145	459,017
Other	4,442	14,768	31,941	18,158
	2,656,379	473,785	9,097,626	477,175

GROSS PROFIT	630,680	201,058	1,554,606	245,268

OPERATING EXPENSES
Compensation Paid in Stock	301,589	-	3,314,609	-
Other Operating Expenses	2,105,827	1,181,022	5,427,229	1,209,831

TOTAL OPERATING EXPENSE	2,407,416	1,181,022	8,741,838	1,209,831

INCOME/(LOSS) FROM OPERATIONS	(1,776,736)	(979,964)	(7,187,232)	(964,563)

OTHER INCOME (EXPENSE)
Interest expense, net	(7,817)	(1,960)	(7,929)	(2,113)
Other income, net	19,735	5,943	62,394	5,943
OTHER INCOME (EXPENSE), NET	11,918	3,983	54,465	3,830

INCOME/(LOSS) BEFORE INCOME TAXES	(1,764,818)	(975,981)	(7,132,767)	(960,733)

INCOME TAX PROVISION	-	-	-	-

NET INCOME/(LOSS)	$(1,764,818)	$(975,981)	$(7,132,767)	$(960,733)

Basic & diluted net income/(loss) per share	(0.03)	(0.02)	(0.13)	(0.02)

Weighted average number of common shares outstanding	50,999,144	55,905,716	54,999,807	60,562,073

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
Nine Month Period Ended September 30, 2010

	Common Stock		Common Stock		Stock	Preferred Stock		Additional	Cummulative		Total
	$0.001 Par Value		Subscribed		Subscriptions	$0.001 Par Value		paid in	Foreign Curr.	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Capital	Translation	Deficit	Equity

BALANCE - DECEMBER 31, 2009	69,453,840	$69,454	1,022,410	$817,928	$(817,928)	1,000,000	$1,000	$13,377,032	$-	$(2,309,286)	$11,138,200

Common stock retired	(21,000,000)	(21,000)	-	-	-	-	-	21,000		-	-

Common stock issued for services, prices ranging from $1.18 to $4.85	839,397	838	-	-	-	-	-	3,313,771		-	3,314,609

Shares issued in connection with private placement, $0.80 per share, net of issuance costs of $13,992	1,259,910	1,260	(1,022,410)	(817,928)	817,928	-	-	992,776		-	994,036

Shares issued in connection with private placement, $4.00 per share, net of issuance costs of $0.00	478,779	479	-	-	-	-	-	1,914,637		-	1,915,116

Contributions by Shareholders	-	-	-	-	-	-	-	2,104		-	2,104

Comprehensive Income:

Cummulative Foreign Currency Translation	-	-	-	-	-	-	-	-	4,543	-	4,543

Net loss	-	-	-	-	-	-	-	-		(7,132,767)	(7,132,767)

Total Comprehensive Income/(Loss)	-	-	-	-	-	-	-	-			(7,128,224)

BALANCE - SEPT 30, 2010	51,031,926	$51,031	-	$-	$-	1,000,000	$1,000	$19,621,320	$4,543	$(9,442,053)	$10,235,841

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine Months Period Ended September 30, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,132,767)	$(960,733)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	261,567	38,269
Amortization	1,357	-
Provision for uncollectible accounts	128,720	17,114
Impairment of Media Credits	-	1,000,000
Common shares issued for services	3,314,609	42,061
Common shares issued for debt cancellation	-	-
In-kind contribution	-	-
Changes in:
Accounts receivable	(433,735)	(303,072)
Inventories	271,073	(14,274)
Prepaid expenses, deposits and other	(39,412)	(95,500)
Accounts payable and accrued expenses	(14,926)	147,286
Income taxes payable	(123,554)	231,308

NET CASH USED IN OPERATING ACTIVITIES	(3,767,068)	102,459

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in cash held in attorneys' trust	2,993,474	-
Cash acquisitions of property and equipment	(1,891,620)	-
Cash received for acquisition of subsidiaries, net	-	455,046

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,101,854	455,046

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,909,152	200,000
Shareholder contributions	2,104	-
Proceeds from shareholder advance	-	71,538
Repayment of note from affiliate	-	(199,404)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,911,256	72,134

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,543	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	250,585	629,639

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,307	3,806

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$276,892	$633,445

Supplemental disclosure of non-cash investing and financing activities
Property acquired in connection with the issuance of mortgage payable	$263,358	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

These consolidated financial statements include the accounts of the JBI, Inc. and its wholly owned subsidiaries, Javaco, Inc., Pak-It, LLC, JBI (Canada), Inc., JBI RE #1, Inc., JBI RE One, Inc., Plastic2Oil Land, Inc. and Plastic2Oil Marine, Inc., Plastic2Oil of NY #1, LLC, (the “Company”).   All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Interim statements are subject to possible adjustment in connection with the annual audit of the Company’s accounts for the year ended December 31, 2010. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2010 and the results of its operations, cash flows and changes in shareholders’ equity for the three and nine month periods ended September 30, 2010 and 2009. Results for the three and nine months ended are not necessarily indicative of results that may be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto as of and for the year ended December 31, 2009 as included in the Company’s Form 10-K/A as filed with the commission on July 9, 2010.

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

There can be no guarantee that the Company will be successful in obtaining this permit. In the event that New York permit is not obtained in the near future, the Company has been reviewing the feasibility of realizing P2O revenue in different jurisdictions with partners who have already obtained the necessary operating permits required for P2O. The Company is also reviewing the feasibility of installing a P2O machine in Ontario, where one of the Company's facilities recently obtained it’s air approval. In the event that a New York permit is not obtained and the Company fails to realize P2O revenue through different avenues, the Company would not currently have sufficient cash for the next 12 months. In the event that cash is needed before fuel is sold, the Company has a good current ratio and will seek short and/ or long-term borrowing opportunities.  Additionally, the Company is taking steps to minimize expenses and reduce operating costs.

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

Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to goodwill, asset impairment, the value of assets and liabilities acquired, valuation of inventory, and the allowance for uncollectible accounts receivable. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  Accounts receivable determined to be uncollectible are recognized using the allowance method.  The allowance for uncollectible accounts at September 30, 2010 was approximately $234,000 and $59,000 at December 31, 2009.

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

Earnings Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010.

Research and Development

All research, development, and engineering costs are expensed when incurred. During the second quarter, the Company transitioned from the research and development phase of P2O to the commercialization of the processor.  Research and development expenses approximated $45,000 in the first quarter, $50,000 in the second quarter and $101,000 in the third quarter of 2010. There were no R&D expenses incurred during for the nine months ended September 30, 2009.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and mortgage payable approximate their fair value due to their short-term nature.

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

 NOTE 3 – EQUITY TRANSACTIONS

Beginning in 2009 and continuing through January 14, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 8,439,893 shares of the common stock.  The offering was at $0.80 and the gross proceeds received by the Company were $6,751,914.    The total shares issued pursuant to the offering were 8,439,893, of which 1,259,910 shares were issued in 2010. As a result of the private placement the Company paid all debt (except normal recurring accounts payable and accruals) and added in excess of $3.1 million in available cash.

In May, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of up to 1,000,000 shares of common stock, $0.001 par value per share at per share price of $4.00.  The net proceeds received by the Company were in the amount of $1,915,116, for the sale of 478,779 shares.

The Company’s majority shareholder made a capital contribution of approximately $2,000 for foreign currency translation costs.

In March 2010, the President and CEO returned and retired 21 million shares of common stock.

Year-to-date, the Company has issued 839,397 shares of stock as compensation to various parties at an expense of $3,314,609.  Of these, 4,700 were issued to employees of Pak-It, 100 shares per employee, on January 7, 2010.  On February 25, 2010, the Company issued a total of 400,000 shares to 5 key employees and consultants as bonuses and for past services.  During the second quarter, 175,800 shares were issued for services rendered, 10,000 shares were issued to each of the Company’s three independent members of the Board of Directors, and the remaining 13,474 were issued to 3 employees.  During the third quarter, 30,000 shares were issued for services rendered and 185,423 were issued to employees as bonuses. The shares issued were generally valued at the closing share price on the respective issue dates and were reported as operating expenses in the statement of operations. Shares issued to settle existing monetary commitments were valued at the existing commitment amount.

NOTE 4 – BUSINESS COMBINATIONS

During 2009, the Company acquired Javaco and Pak-It, and had completed internal valuations to support the allocation of the purchase price and the enterprise value of the entities. The Company has engaged the services of valuation specialists to perform third-party valuations on the subsidiaries of Javaco and Pak-It but management does not expect the valuations will be materially different from those previously performed by management.  Any difference will be adjusted when the valuations are completed and then recorded as a current period charge as needed.

The following (unaudited) pro forma results of operations have been prepared assuming the acquisitions of Pak-It and Javaco had occurred at January 1, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Sales	$3,819,656	$10,132,399
Net income/(loss)	(46,790)	149,701
Net loss per share—Basic	0.00	0.00
Net loss per share—Diluted	0.00	0.00

NOTE 5 – SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. During the quarter, the Company had three principal operating segments; JBI, Pak-It, and Javaco.

These operating segments were determined based on the nature of the products and services offered.  The Company’s chief executive officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Significant Accounting Policies.” Intersegment sales are accounted for at fair value as if sales were to third parties. The following tables show the operations of the Company’s reportable segments for the three and nine months ended September 30, 2010:

	JBI (P2O, JBI Canada Inc., and Data)	Pak-It	Javaco	Total
For the 3 months ended September 30, 2010
Net sales	$9,479	$1,794,934	$1,482,646	$3,287,059
Net loss	$(1,734,520)	$(24,976)	$(5,322)	$(1,764,818)
For the 9 months ended September 30, 2010
Net sales	$46,464	$5,069,027	$5,536,741	$10,652,232
Net income/ (loss)	$(6,582,781)	$(606,949)	$56,963	$(7,132,767)
Total assets	$2,678,960	$4,479,871	$4,723,308	$11,882,139
Accounts receivable	$-	$480,288	$1,486,929	$1,967,217
Inventories	$-	$643,476	$500,264	$1,143,740
Goodwill	$-	$2,809,859	$2,369,390	$5,179,249

The Company has centralized several corporate functions at the Pak-It facility including human resources and purchasing.  As such, many US-based transactions are accounted for through Pak-It resulting in an increase in expenses associated with Pak-It that would not otherwise be incurred by the operating unit.

Information as to the Company’s quarterly sales in different geographical areas is as follows:

Net Sales:	For the 3 months ended September 30, 2010	For the 9 months ended September 30, 2010
United States	$2,499,292	$6,904,922
Mexico	373,554	1,138,268
Peru	20,844	1,574,116
Costa Rica	368,608	992,647
Other	24,761	42,279
	$3,287,059	$10,652,232

The Company has concluded that 2009 segment information was not significant to these financial statements.

Sales are attributable to geographic areas based on location of customer. Neither the Company nor any of its segments depends on any single customer, small group of customers, or government for more than 10% of its sales.

Also, because substantial portions of the Company’s sales are derived from the sales of products manufactured in the United States, long-lived assets located outside the United States are less than 10%.

NOTE 6 – RELATED PARTY TRANSACTIONS

The President and CEO returned 21 million shares of Common stock in March 2010.

In June 2010, the Company acquired a fuel-blending site from a minority shareholder for $130,000 (Canadian dollars). Further, in October 2010, the Company issued an additional 20,000 shares of common stock to this individual as compensation for services provided in conjunction with setting up the property for operations.

NOTE 7 – LONG-TERM DEBT

Long term debt consists of the following at September 30, 2010:

Mortgage note payable to seller, in monthly installments of $1,610 (Canadian dollars), 7.0% interest only, due on July 15, 2015, secured by office building and land. The balance outstanding at September 30, 2010 was $271,845 (US dollars).

The debt matures on July 15, 2015.

NOTE 8 – FOREIGN CURRENCY

The financial position and results of operations of the Company’s foreign subsidiary are measured using the foreign subsidiary’s local currency as the functional currency. Revenues and expenses of such subsidiary have been translated into U.S. dollars at historical exchange rates. Monetary assets and liabilities have been translated at the rates of exchange on the balance-sheet date and nonmonetary assets and liabilities have been translated at historical exchange rates. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in gains of $4,543 and $0 in 2010 and 2009, respectively, have been included in other accumulated comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction losses included in operations totaled $5,120 in 2010 and $0 in 2009.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

There are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such.   We are not aware of any claims against the Company or any reputed claims against it at this time, except for claims of two former employees of the Pak-It subsidiary and one former JBI employee. These former employees have alleged that certain monies are due to them pursuant to their employment agreements and the Company has retained legal counsel to handle the claims.  The amounts of the claims are immaterial to these financial statements.

The Company signed an Area Development Agreement in February 2010 with AS PTO, LLC.  This agreement is contingent upon the issuance of an air permit for the Company’s P2O processor in New York.  Failure to obtain the air permit makes the agreement null and void.

The Company has employment agreements with its officers, key employees, and consultants that provide for minimum compensation, the issuance of common stock, the issuance of stock options and severance payments due upon termination. Under the terms of these agreements the Company has committed to issue approximately 270,000 shares of common stock through August 2011, and potentially 275,000 shares contingent on the achievement of certain milestones. Further under the terms of an employment agreement the Company has issued options to purchase 250,000 shares of common stock at an exercise price of $4.89 per share. These options vest immediately upon the achievement of certain milestones. None of the specified milestones have been met, and as such none of the contingent shares have been issued and no compensation has been recorded related to the options.

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

In October, 2010, CEO John Bordynuik canceled 200,000 of his shares, a private placement stock certificate was adjusted by 5,000 shares to the correct amount, and the Company issued 410,000 shares as compensation for services and to employees thereby raising the total outstanding shares by 215,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Management began executing its business plan in 2009 by acquiring three revenue generating sources, and concentrating R&D resources on scaling P2O for an anticipated launch in 2010. Detailed summaries of each acquisition and a summary of the company’s P2O technology and process are described in detail below.

Through specific recruiting efforts, management believes that it has assembled, and will continue to assemble, a competent team of professionals with the capabilities and dedication to develop JBI Inc.’s organic growth, while simultaneously contributing to the development of the Company’s subsidiaries. The Company’s business philosophy is exemplified through its own proprietary developments, as well as through its acquisitions, which have a demonstrated propensity towards being eco-friendly.

By offering ‘green’ products and utilizing our proprietary technologies, JBI Inc. is oriented to provide solutions for what the Company sees as both environmental problems and business opportunities. With a product mix ranging from Pak-It, with its environmentally friendly value-added cleaning products, where we save fuel by not shipping excess water, to Plastic2Oil, where we create fuel from what is currently a costly plastics disposal problem, the Company believes it is well positioned for growth.

Significant Developments and Strategic Actions

On July 30, 2010 Pak-It launched a new retail product line called DropShot.  DropShot’s initial advertising campaign was managed by Western Creative and included a 60-second and 120-second commercial, as well as an online store, www.buydropshot.com. The launch of DropShot commercials was seen by the Company as a way to gain a better understanding of this market’s dynamics. With the airtime we purchased, the commercials provided limited success, and the Company expects to pursue a more in depth retail approach when it makes more financial sense.

DropShot’s unique selling proposition lies with its packaging process, which is positioned to capitalize on the ‘green’ movement that many businesses and consumers have become focused on. Although the retail-cleaning sector is highly competitive with low barriers to entry, by exploiting our technological advantage, and through correct product positioning, the Company believes there is an opportunity to derive considerable value from what many would consider a saturated market. A successful marketing approach will involve significant up-front financial investment to make sure that DropShot and Pak-It products produce the revenue we believe they are capable of.

When purchasing PakIt, we saw that there was a considerable amount business value that was being lost to inefficient internal controls and operating procedures. In addition, the Pak-It accounting system runs from a DOS operating system that turns tracking orders and analyzing data into a complex process. We have invested in a new accounting system for this subsidiary, which is currently being implemented.  With this new accounting system, purchasing, production orders, inventory, sales, and shipping/receiving will be integrated into a network with the capacity to accommodate larger sales volumes, increased inventory turnover, and a shortened cash conversion cycle.

Being a start-up with subsidiaries, resource allocation is of utmost importance for the Company’s business development and our shareholder value. Keeping this in mind, management is currently committed to allocating the majority of financial and human capital to the commercialization of our Plastic2Oil business.

On December 9, 2009 a New York state certified lab, IsleChem, was engaged to verify the Company’s Plastic2Oil process. During 40 test runs, IsleChem was able to isolate the conditions that allowed the process to run optimally and they verified that our Plastic2Oil process is scalable and repeatable.

Following IsleChem’s report, the Company assembled a 20T Plastic2Oil processor in at a facility in Niagara Falls, NY. In addition to the P2O machine, the Company purchased a shredder and granulator to preprocess any bulk plastic that the Company may encounter. The P2O process produces a minor by-product of off-gas, which is much like natural gas.  After testing at high processing rates, it was found that all of the off-gas could not be burned in the processor’s furnace. Flaring excess off-gas is common in the oil and gas industry, but this practice is not environmentally friendly, is a waste of valuable gas, and would require a separate permit. To avoid flaring the excess gas, the Company purchased a gas compression system in June 2010vthat buffers and regulates the off-gas. The gas is then stored in mobile tanks and can be resold or used to cold start the P2O furnace.

There have been many other additions to the P2O machine and facility since the last quarterly filing, all of which have been designed to increase efficiencies and improve operations. A second condenser was added to the P2O system so that there is one condenser to condense the heavy fuel (diesel) and another to condense the light fractions (gasoline).  Additional improvements include an expansion of the furnace, installation of a small cooling tower and the purchase of a small diesel generator for times when our machinery is disconnected from the electrical grid.

We have made investments in securing the premises of our P2O site. We installed a multi-camera security system, a video archival security system, a perimeter fence, and we built a small guardhouse to control access to the facility. Off-duty East Buffalo law enforcement have contracted with JBI Inc. to protect and secure the property around the clock.

To assist in control, data logging, operations, and management, a complete P2O automation system that includes 63 sensors, was developed by our CEO. In June 2010, it was discovered that oxygen sensors supplied by a major US sensor manufacturer had failed after being exposed to the process over time. A number of oxygen sensors were tested until suitable replacements were found. As of the date of this filing, all sensors on the P2O processor continue to function properly.  This delayed the testing of our emissions, and consequently our application to the New York Department of Environmental Conservation (DEC) simple air permit. During July and August 2010, the machine was operated at a steady state in order to gather data for the emissions test on our stack.

The Company scheduled a third party engineering firm, Conestoga Rovers & Associates (CRA), to conduct our stack test. It was completed on August 17, 2010 and witnessed by associated members of the DEC. IsleChem assisted the Company during this period by providing engineering support in gathering the data required for the application of our DEC simple air permit.

On September 17, 2010, the Company received the stack test results from CRA. The Company had expected to receive the CRA report within 7-10  days of the testing, however, an additionall three weeks passed before it was received. The results indicate that the processor is emitting 14.87% oxygen to the stack, while only emitting 3.16 ppm (parts per million) of carbon monoxide, 0.81 lb/hr (86.4 ppm) of NOx, SO2 and THC levels that were below 1 ppm, and a particulate level below 0.02 lb/hr. In other words, the process puts a high percentage of oxygen back into the air while emitting very little, if any, toxic substances during the conversion of waste plastic into usable hydrocarbon fuels. The stack test confirmed that the P2O processor emissions are far below maximum emissions allowed under a DEC simple air permit and consequently confirmed that the only air permit we require for the process is a simple air permit.

The Company expected to be operating P2O in the third quarter of 2010; however the delay in receiving CRA’s stack test report set back our application to the DEC. Pending the review and finalization of our air permit by the DEC, the Company expects to begin commercially operating our Niagara Falls, NY processor in the fourth quarter  Much of the development of our Plastic2Oil business is contingent on having our P2O machine operating commercially.

In conjunction with development of the P2O processor, the Company has continued the development of its fuel-blending site located in Allanburg, Ontario, Canada. This site was purchased in August 2010 for $130,000. Significant upgrades were undertaken by JBI to ensure the site’s operational integrity. Some improvements include seals on the tanks, new lines, valves, loading and unloading racks, maintenance on all pumps, replacing of the check valves and the replacement and calibration of the anti-corrosion systems.  The lines and tanks were pressure tested and the tank wall thickness and pipelines were certified. All of the tanks were cleaned out and the levels replaced. The entire site was repainted to conform to the latest fuel blending site standards and safety standards. Maintenance was performed on the butane injection systems and lab equipment was purchased for testing furnace oil, diesel and gasoline. Also, the heating and cooling systems on the site were replaced, gate and security installments were made, and additional maintenance was performed.

The Company purchased a used Genie Lift to be used for the cleaning and maintenance of the tanks, the electrical wiring on site and for light maintenance. General property maintenance included the required removal of vegetation from the yard, the fuel rack area and building sites, as well as the leveling of a high traffic area using eight loads of stone. To improve drainage, a new 18 inch culvert was installed. In facilitating maintenance and upgrades, the Company engaged certified contractors to pump fuel through the site and also engaged an engineering firm to assist in submitting a new site plan to the city to address the aforementioned changes. Additionally, three Company employees completed an independent training course and became certified as site operators. The Company spent approximately $75,000 to perform developments at the blending site.

As a young and growing business with different subsidiaries, it is our duty to impose prudent management amongst our businesses in an effort to allocate our resources effectively and efficiently.

When JBI Inc. acquired certain assets from John Bordynuik Inc. the Company began to operate what was once John Bordynuik Inc’s. data recovery business. This acquisition included tape drives, servers, and a mobile data recovery facility that can be deployed on-site to recover information for customers with highly sensitive data. The Company has a large backlog of tapes to be migrated has been sought by other international entities that are interested in having data recovered.

The tape business is not as financially intensive as Pak-It or P2O, but equally or even more intensive with regards to the allocation of time and human capital, specifically from John Bordynuik, our CEO. John is the only person authorized to analyze and mine the data from this business, and with consideration of our other growing businesses, he is currently unable to dedicate significant amounts of time to this endeavor. We are not pursuing new business right now due to the time constraints related to John Bordynuik’s position as CEO, however we do have a backlog of tapes to be read. JBI Inc. is in still in contact with all of our current tape customers in order to maintain our  working relationships. Our customers have been impressed with JBI Inc’s. tape reading abilities and understand our business’ position at this time.

JBI Inc’s Javaco subsidiary had accounts receivable of over $2 Million in June of 2010. The Company uncovered inefficiencies in Javaco’s operations and consolidated some of the workforce at this subsidiary in order to improve performance and working capital turnover. Javaco is now being focused towards higher profit margin sales, and the Company is identifying these customers and tailoring an integrated sales approach that we expect will improve this subsidiary’s earnings.

Results of Operations

For the quarter year ended September 30, 2010, we generated $3,287,059 in revenues, and incurred a net loss of $1,764,818 compared to revenue of $674,843 and net loss of $975,981 for the quarter ended September 30, 2009.

Year-to-date through September 30, 2010, the Company’s revenues total $10,652,232 with a net loss totaling $7,132,767.  For the nine months ended September 30, 2009, the Company’s revenues totaled $722,443 with a net loss totaling $960,733.

Results for the quarter ended September 30,2009 include only partial quarterly numbers due to the acquisitions completed during that quarter.

Revenue Sources

We derive revenues from the sale of bulk cleaning chemicals and patented cleaning solutions in water soluble sachets through our Pak-It subsidiary, which comprised $1,794,934 of total revenues during the quarter ended September 30, 2010.  The acquisition of Pak-It was completed on September 30, 2009 and therefore no revenue was recorded for the quarter ended September 30, 2009.

Additionally, we derive revenues from Javaco through the sales and distribution of electronic components. These sales comprised $1,482,646 of total revenues during the quarter ended September 30, 2010.  From the date of acquisition through September 30, 2009, Javaco recognized $550,676 in revenue.

As addressed earlier in this item, we have not produced revenue this quarter through our data recovery subsidiary. John Bordynuik’s dedication to building JBI Inc. as a whole has limited the amount of time available for him to work on the data recovery business. As such, there have been no revenues produced this quarter from this business. The Company has a backlog of tapes, and we have maintained contact with our data recovery customers in order to keep an ongoing working relationship.

We expect that the commercial launch of Plastic2Oil will result in sales of the products produced by our P2O machine.

Operating Expenses

The Company has incurred many non-recurring expenses in preparation for the commercialization of its Plastic2Oil technology, the operation of its fuel-blending site, and the restructuring of Pak-It. The Company’s operating and other expenses for 2010 have exceeded gross margin by $7,132,767, resulting in a net loss.  Many of the expenses incurred in 2010 have been non-cash and/or non-recurring.

A breakdown of operating expenses for the three months ended September 30, 2010 is as follows:

Salaries and benefits		$761,000
Rent and office-related expenses	444,000
Travel and Entertainment	76,000
Marketing	132,000
Other	29,000
Selling, general and administrative expenses		681,000
Stock compensation expense		302,000
Contract labor and outside services		263,000
Legal	162,000
Accounting	34,000
Other	10,000
Professional fees		206,000
Depreciation		109,000
Other		85,000
Total		$2,407,000

The Company has been working actively to reduce operating expenses.  The rent at the Company’s original Niagara Falls office was scheduled to increase substantially, to $25,000 /month. The Company purchased an office building near our fuel-blending site for $370,000, with $100,000 down payment. Our mortgage is approximately $1,610 per month. The ceilings in the new building are 24 feet high - useful for P2O research and development - and the new site has more office floor space to better accommodate our employees. We have made several additional improvements including upgrades to the electrical and networking systems, installation of a security system and build-out of the restrooms, kitchen, and boardroom.

In addition to JBI Inc’s relocation, Javaco also re-located to Columbus, Ohio. This was a cost saving initiative, and Javaco’s annualized rent expense has dropped from $56,000 to $22,000.

Year-to-date, stock compensation has been issued and expensed totaling $3,314,609, with $301,589 occurring in the third quarter.  This non-cash expense will continue in future quarters in order to secure performance incentives for talented employees identified by the Company. The compensation amount will vary based on number of shares issued and the stock price on the date of issuance.

The Company has incurred many non-recurring expenses, which include, in no order, the commercialization of Plastic2Oil, legal fees, regulatory compliance fees, accounting fees, and in some instances, selling general and administrative expenses.

Stock-Based Compensation

The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the quoted market price on the transaction date.

The Company has been planning to adopt a formal plan which addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. No such plan had been adopted as of November 17, 2010; however, the Company expects to follow through with this compensation plan in the fourth quarter of 2010. As salaries and benefits were a significant portion of operating expenses, this will effectively preserve the Company’s cash and increase performance incentives until a time when it is more prudent for our business to move salaries back to cash.

Liquidity & Capital Resources

As of September 30, 2010, we had $276,892 cash on hand and $130,121 in an attorney trust account.  The Company is actively considering several options to implement a cash plan to help manage future expenditures.

During the third quarter of 2010 the Company purchased property and equipment of $416,142 principally relating to development of the P2O processor and upgrades at the fuel-blending site, bringing the total investment in property and equipment to $2,154,978 year-to-date 2010. Some specific investments include approximately $130,000 to purchase the fuel-blending site, and $75,000 for site upgrades. There was approximately $118,000 for parts and equipment relating to P2O, including the off-gas compression system, a shredder and a granulator.  During the quarter the Company paid a $100,000 down payment towards the purchase of a new corporate office building located in Thorold, Ontario. The purchase price of the building was $369,769 at an interest rate of 7%.  The vendor took back the mortgage on the building, which is denominated in Canadian dollars and will fluctuate based on the exchange rate in effect. The Company expects to continue to make significant investments in property and equipment in the future.

While the Company has experienced a cumulative operating loss, a significant portion of the expenses incurred this year have related to non-cash and non-recurring items. The Company does not currently have sufficient cash for the next 12 months, however it is expected that the Company’s current cash balance will sustain operations until the DEC issues an air permit for our Niagara Falls, NY P2O machine. Upon receipt of this air permit, the Company expects to immediately commence P2O operations in order to generate revenue and earnings from the P2O machine.

In speaking with various investment funds and high net worth individuals, the Company expects that once an air permit is obtained, raising significant amounts of capital for the purpose of building P2O sites will be a relatively straightforward process, however there can be no guarantee. In the event that cash is needed in the interim, JBI Inc. is positioned favorably for small debt and equity issuances.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned, less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  When products are provided, revenue is recognized when the product ships to the customer from either the Company or a supplier.  For services, revenue is recognized upon receipt of payment from the customer.  As of the end of the third quarter, there were no significant revenues from P2O.

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

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of September 30, 2010:

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

Changes in Internal Controls Over Financial Reporting

The Company has continued to take remediation steps detailed below to enhance its internal control over financial reporting and reduce control deficiencies. With regards to the improvement of our internal controls over financial reporting, we believe the following steps are reducing our deficiencies, but have not completely eliminated them.  We will continue to work on the elimination of control weaknesses and deficiencies noted.

Management of the Company takes very seriously the strength and reliability of the internal control environment for the Company. During the period ended September 30, 2010, the Company has implemented new internal policies and intends to undertake additional steps necessary to improve the control environment that include:

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

☐ ☐ ☐ ☐

Strengthening the effectiveness of corporate governance by hiring additional personnel who will oversee compliance issues and proceedings

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

Part II OTHER INFORMATION

Item 1.  Legal Proceedings

There are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such.   We are not aware of any claims against the Company or any reputed claims against it at this time except for claims of two former employees of the Pak-It subsidiary and one former JBI employee. These former employees have alleged that certain monies are due them pursuant to their employment agreements and the Company has retained legal counsel to handle the claims.  The amounts of the claims are immaterial to the financial statements of the Company.

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