Form 10-K/A
period 2009-12-31
JBI, INC.
filed 2010-12-16
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K/A
(Amendment No. 2)
_______________

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

JBI, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4924000
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1783 Allanport Road
Thorold Ontario L0S 1K0
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐  No ☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As at December 10, 2010, there were 51,241,926 shares of Common Stock, $0.001 par value per share issued and outstanding.

Documents Incorporated By Reference –None

Explanatory Note

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of JBI, Inc. for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 (the “Original Filing”). We are filing this Amendment primarily to correct the accounting treatment and related disclosures of two acquisitions which were completed during 2009, and to correct the valuation of media credits acquired by the Company during 2009 through the issuance of common stock.  Additionally, we have re-audited our financials for the year ended December 31, 2008 as our former independent registered public accounting firm, Moore & Associates, Chartered, is no longer registered with the Public Company Accounting Oversight Board (PCAOB).

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

PART I

ITEM 1. BUSINESS

General

JBI, Inc. (“JBI” or the “Company”) was originally incorporated on April 20, 2006 in the State of Nevada as 310 Holdings Inc. (“310”). 310 had no significant activity from inception through March 2009. In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310, and was subsequently appointed President and CEO of the Company.  On October 5, 2009, the Company changed its name to JBI, Inc.

During 2009, JBI acquired three revenue sources, and began researching opportunities for continued expansion and development.  The Company has four operating units:  Javaco, Pak-It, Data Recovery and Plastic2Oil.

Javaco
During August 2009, the Company purchased 100% of the outstanding shares of Javaco, Inc. (“Javaco”). Javaco distributes over 100 lines of third-party equipment including fiber optic transmitters and radio frequency (“RF”) connectors used in the telecommunications industry primarily in the United States and Latin America.  Javaco’s customers include telecommunications and cable providers.

Javaco operates in a very competitive environment in the distribution of fiber optic transmitters and RF connectors. Competition in Mexico and South America can come from local and international suppliers of similar technologies and products. As Javaco adds new lines of products, it faces new risks and competition associated with diversifying its product offerings.

Pak-It
During September, 2009, the Company purchased 100% of the membership interests of Pak-It, LLC (“Pak-It”).   Pak-ItTM manufactures cleaning chemicals, and owns a patent that allows for delivery of condensed cleaning chemicals in water soluble film, most often currently used in industrial cleaning operations.  All U.S. Home Depots are cleaned using Pak-It products. Pak-It expects to expand into retail markets during the third quarter of 2010.

Pak-It provides an innovative, technological approach to chemicals, both in terms of portion control solutions and product breadth that constantly seeks to improve quality and consistency.

Pak-It uses patented technology to deliver liquid cleaner in a water soluble sachet. Pak-It owns two patents; US Patent 6,136,776 and US Patent 6,037,319.  US Patent 6,136,776 was issued on October 24, 2000 and will remain in effect until March 18, 2019. The patent is for water-soluble packets containing liquid germicidal detergent concentrates. It also provides methods of cleaning and disinfecting, in which the packets are added to a volume of water to dissolve and form a cleaning solution, which is used to clean and disinfect a material.  US Patent 6,037,319 was issued on March 14, 2000 and will remain in effect until April 1, 2017. The patent is for water-soluble packets containing liquid cleaning concentrates. The packets are stable despite the presence of any minor amount of water in the cleaning concentrates. Also provided are methods of cleaning in which the packets are added to a volume of water to dissolve and form a cleaning solution, which is used to clean a material.  The products are fully biodegradable and much easier to ship than bulky liquid products. The user simply adds water to the container without measuring or cutting the Pak-It™.  Large retailers (like Home Depot and Office Depot) and many national Building Service Contractors already using the product have documented significant cost savings from shipping, training, inventory controls and space utilization.

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

Data Recovery
During June, 2009, the Company purchased certain assets of John Bordynuik, Inc. (“Data”), a Delaware corporation.  The assets acquired from Data included custom tape drives, computer hardware, servers, and a mobile data recovery container to read and transfer data from computer tapes.

The data migration business is responsible for reading old computer tapes and transcribing the data onto modern media, allowing the customer to be able to import the data onto modern computer systems.  The data migration business faces competition from industry specialists who may seek to develop 7 & 9 track computer-reading technologies to gain access to data that has not been recoverable to date.  Customers provide their tapes to the Company, who then reconditions them if necessary before extracting the data stored on them.  The Company provides the recovered data to the customer in modern file formats that can be read with current technology.  The Company can also decipher the recovered data upon request from the customer.  The Company has also developed a data management application called Swahili that allows the recovered data to be retrieved quickly and on-demand.  Historically, these services have been sold to a small number of customers but there is a significant market for these services, especially in certain data-intensive industries such as oil and gas.  This operating unit is highly dependent on CEO John Bordynuik who has dedicated the majority of his time to overseeing the development of the Company’s Plastic2Oil technology.

Plastic2Oil
In 2009, the Company began development of its Plastic2Oil technology, a proprietary process that converts waste industrial plastic into fuel through a series of chemical reactions.  The outputs of the process are gasoline and diesel fuel fractions which will be readied and certified for sale at the Company’s fuel-blending site located in Thorold, Ontario.

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

During February, 2010, the Company formed two Nevada corporations as wholly owned subsidiaries: Plastic2Oil Land, Inc., Plastic2Oil Marine, Inc. to operate Plastic2Oil (“P2O”) operations on land and sea, respectively.  The Company hopes to begin commercial operations of converting waste plastic to oil in the third quarter of 2010.  In addition, the Company entered into its first Area Development Agreement with AS PTO, LLC to promote licensing and P2O operations in Florida using a combination of Joint Ventures (JV’s) and Company owned sites.  In February the first license was issued to Plastic 2 Oil of Clearwater 1, LLC (a Delaware LLC) and was arranged with members Plastic2Oil Land, Inc., AS PTO, LLC and ES Resources, LLC.   We are presently negotiating an agreement with Pak-It former management team to roll out P2O in Florida.  These ongoing discussions could potentially result in further agreements covering additional geographical areas.  AS PTO, LLC, Plastic 2 Oil of Clearwater 1, LLC and ES Resources, LLC are not affiliates of the Company.

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

From March 2009 through December 2009, we tested our lab-scale design in our in-house chemical lab. We ran the P2O processor almost daily for several months gathering data from various plastic sources including: PET, PP, LPDE, HDPE, old plastic, virgin plastic, municipal solid waste, waste plastic from the automotive industry and municipalities. The fuel from the machine was tested by Intertek, an independent lab.  Fuel product from our process was also tested with our own gas chromatograph and other hardware.

In December 2009, we delivered our lab-scale processor to IsleChem, a NY state certified chemical R&D lab. From December 2009 to April 2010, IsleChem performed over 40 test runs on our lab-based machine. IsleChem still runs the lab-scaled machine to test process changes, various plastic feedstock, and other variables. IsleChem collected gas samples and measured vapour emissions at all points in the process and analyzed them. They also tested the residue composition and ran gas chromatograph tests on the fuel samples. IsleChem was able to help us identify the factors that would increase efficiency on our process and to produce a higher quality fuel than previous attempts.

In December 2009, we also constructed and tested a 1 ton processor with a continuous feed system. This processor was used to gather data and information to compare against the lab-scale machine. By running parallel tests with the 1 ton and lab-based machine, we were able to determine that our process was clean, repeatable, and scalable. IsleChem verified this in their laboratory as well.

The NYDEC reviewed the chemistry, process and emissions of our P2O processor, including IsleChem test results. The NYDEC issued JBI a temporary permit to build and operate a large processor to gather data in support of a simple air permit for commercial operation of large 20T P2O processors.

In February 2010, JBI established a P2O factory in Niagara Falls, NY.  The NYDEC visited the site during various stages of the assembly of the processor and during test runs to review operating data at the factory.

We have run various industrial plastic waste streams to test the large processor. IsleChem came to our factory often to check the processor and gather residue and gas-bag samples. IsleChem analyzed the residue, plastic chemistry, and gas samples taken from the processors work tank, water seal, gas recycle system, as well as testing our fuel output. Petrolabs tested fuel output in addition to IsleChem.

In summer 2010, Conestoga-Rovers & Associates (“CRA”), and the NYDEC were able to agree on a date to conduct a stack test. The stack test was conducted using plastics consistent with what we would be operating with (ie: non-virgin plastic). A stack test is a complete independent test of possible toxic emissions. It includes testing for particulate matter, carbon monoxide, oxides of nitrogen, carbon dioxide, oxides of sulphur and other harmful emissions. The NYDEC set up their lab trailer on August 16, 2010 and installed their test sensors in 2 positions in our stack. Conestoga-Rovers and Associates conducted a day of testing with NYDEC staff monitoring the processor and the tests. The instruments were logged by CRA equipment and staff. On September 16, 2010, CRA emailed to us the results of the tests. We released the stack test results and residue tests in a press release on September 17, 2010. We received a final formal peer-reviewed stack test report by CRA in early October 2010. The stack test report proved our processor has extremely low emissions, similar to the emissions of a natural gas furnace of comparable size, and results were consistent with our claims and testing.

JBI houses internally a fully equipped fuel testing lab as required in Ontario to self-certify fuels. Our lab includes:

●	2 Gas Chromatographs, one with an automated carousel
●	1 Horiba X-ray Fluorescence Sulphur-In-Oil Analyzer
●	1 Cloud and pour point analyzer
●	1 Fox Fuel Analyzer
●	1 Petrolab vapour tester

We use this equipment to continually test and monitor the fuel from our processor.

Research and Development

JBI does not use off-the-shelf-hardware and software and has the ability to design technology to recover most legacy data and most modern media. Through proprietary research and development that applies technology solutions with artificial intelligence and custom hardware, firmware and software, JBI provides the innovation necessary to be competitive in today’s market.  Research and development costs were approximately $43,486 for 2009 and $0 for 2008.

Licenses, Patents and Trademarks

Pak-It™ uses patented technology to deliver liquid cleaner in a water soluble sachet. The products are fully biodegradable and much easier to ship than bulky liquid products. The user simply adds water to the container without measuring or cutting the Pak-It™.  Large retailers (like Home Depot and Office Depot) and many national Building Service Contractors already using the product have documented significant cost savings from shipping, training, inventory controls and space utilization.  JBI intends to seek patent protection for its Plastic2Oil technology but the patents have not yet been filed.

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

JBI had been operating its Niagara Falls New York plant for R&D purposes under a temporary permit that was issued by the NY DEC, while awaiting the issuance of a simple air permit, which was applied for on November 10, 2010. JBI was informed on December 1, 2010 by the DEC that a solid waste permit would be required. JBI, Inc. has entered into a formal Consent Order with the New York State Department of Environmental Conservation (DEC) Region 9, which will allow the Company to immediately run its Platic2Oil process commercially, sell fuel, and begin construction of an additional processor at its Niagara Falls, New York P2O facility while awaiting the issuance of the formalized permits.

Employees

As of December 31, 2009, JBI and its subsidiaries have approximately 61 employees other than our CEO.  The Company also uses a broad base of experienced consultants who generally work on valued added agreements.

Regulatory Mandates

JBI, Inc. is not aware of any existing or probable government regulations that would have a material effect on our business other than the required simple air permit from the New York Department of Environmental Conservation to allow full commercial production of our P2O processor in the state of New York.

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

Our common stock is quoted on the Pink OTC Markets OTCQX US tier which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the Pink OTC Markets OTCQX US tier. The OTCQX is not a stock exchange, stock market or regulated market. Pink OTC Markets is not a securities regulator or self-regulatory organization.  The OTCQX is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTCQX may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●  The basis on which the broker or dealer made the suitability determination, and
●  That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Listing Our Stock on Markets Other than the OTCQX could be costly for us

Our common stock is currently quoted and trades on the OTCQX in the United States. The OTCQX is operated by Pink OTC Markets, Inc.. In the future, we may file an application to be quoted on the NASDAQ Stock Exchange or another national securities exchange (collectively, an “Exchange”). Unlike the OTCQX, every Exchange has corporate governance and other public interest standards, which we will have to meet. Such standards and regulations may restrict our capital raising or other activities by requiring stockholder approval for certain issuances of stock, for certain acquisitions, and for the adoption of stock option or stock purchase plans.

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

Not Applicable to Smaller Reporting Companies

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings, there are no known judgments against the Company, nor are there any pending material actions or suits filed or threatened against it or its officers and directors, in their capacities as such.   We are not aware of any claims against the Company or any reputed claims against it at this time except for claims of two former employees of the Pak-It subsidiary. These former employees have alleged that certain monies are due them pursuant to their employment agreements and the Company has retained legal counsel to handle the claims.  The amounts of the claims are deemed immaterial to the Company.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted for trading on the OTCQX under symbol JBII. The following table sets forth the high and low trade information for our common stock. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Periods	High	Low
Quarter Ended
March 31, 2008	$.27	$.14
June 30, 2008	$.14	$.10
September 30, 2008	$.02	$.02
December 31, 2008	$.01	$.01
M March 31, 2009	$.01	$.01
June 30, 2009	$1.03	$.99
September 30, 2009	$1.20	$1.18
December 31, 2009	$7.45	$6.30

Holders of Our Common Stock

As of December 10, 2010, the Company had 51,241,926 shares of $0.001 par value common stock issued and outstanding held by approximately 2,000 shareholders of record.  Also as of December 10, 2010, the Company had 1,000,000 shares of Series A Super Voting Preferred Stock issued and outstanding held by 1 shareholder.

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

Recent Sales of Unregistered Securities

On May 20, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 498,779 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) at per share price of $4.00 for aggregate offering proceeds of $1,955,116. The Private Offering was conducted on a best efforts basis with a minimum investment of $10,000.

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

Selected consolidated statement of operations data:

	2009	2008
Sales	$3,907,527	$15,050
Cost of goods sold	3,171,974	-
Gross profit	735,553	15,050
Operating expenses	2,849,351	90,344
Other expenses, net	92,194	35,668
Income tax provision	-	-
Net loss	$(2,205,992)	$(110,962)

Basic & diluted earnings per share	$(0.04)	$(0.00)

Selected balance sheet accounts:
	2009	2008
Current assets	$6,278,466	$3,806
Total assets	12,651,133	3,806
Total liabilities	1,512,933	1,600
Shareholders’ equity	$11,138,200	$2,206

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

On September 30, 2009, the Company acquired Pak-It, LLC, a Florida limited liability company. Pak-It operates two business units: 1) a bulk chemical processing, mixing, and packaging facility, and 2) a patented delivery system that packages condensed cleaners in small water-soluble packages. The acquisition of Pak-It, LLC was primarily driven by the Company’s desire to access the experience that the Pak-It management team has in chemistry, marketing, sales, operations, and finance. The Pak-It team was used to centralize JBI’s accounting in Clearwater, Florida for controls and reporting.  Management intends to utilize the Pak-It team to help grow all of the Company’s business segments, including the Philadelphia plant, which will perform the following:

●	Bulk packaging facility will mix and package the catalyst used in the Plastic2Oil process.
●	Continue to manufacture Pak-It™ water-soluble sachets and assist in setting up Canada operations for manufacturing and sale of Pak-It products in Canada.
●	To sell cleaners using Pak-It technology in the retail market.

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

In April, 2010 JBI negotiated with the former Pak-It management group and their affiliates, including Geoff Weber, Robert Shoemaker, Dick Haber, and Paul Raymond, for a potential written engagement for the provision of services intended to assist JBI management and support the launch of the Plastic2Oil business.  On or about April 22, 2010, the group proposed written terms concerning their engagement. JBI management determined that it was in the best interest of the Company and its shareholders to not accept the proposed terms and to proceed without the assistance of the group.

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

Gross Margin

Pak-It incurred $1.3 million of cost of goods sold resulting in gross margin of approximately $319,000.

Javaco produced gross margin of approximately $297,000 after cost of goods sold of $1.8 million.

Data incurred cost of goods sold of around $62,000 resulting in gross margin of approximately $119,000.

Operating Expenses

The Company incurred operating expenses of $2,849,351 for all operations during the year ended December 31, 2009.  After interest and taxes, the Company experienced a net loss of $2,205,992.

Stock-Based Compensation

The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

The Company has been planning to adopt a formal plan which addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. No such plan had been adopted as of December 15, 2010; however, the Company expects to follow through with this compensation plan in the first quarter of 2011. As salaries and benefits were a significant portion of operating expenses, this will effectively preserve the Company’s cash and increase performance incentives until a time when it is more prudent for our business to move salaries back to cash.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009 we have approximately $3.1 million cash on hand, most of which was being held in our attorney’s trust account which was released to the Company in January for availability to operations.  As of December 31, 2009 we had no material commitments for capital expenditures to disclose.

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for capital expenditures and general corporate expenses.

The Company has experienced cumulative operating losses for the year, and subsequent to year-end, a significant portion of the expenses incurred related to non-cash items such as the issuance of stock compensation totaling approximately $3.3 million. Additionally, the Company made significant one-time purchases of property and equipment relating to its Plastic2Oil technology and its fuel-blending site. Total capital purchases made subsequent to year-end exceeded $2.1 million. Upon receipt of the required permits, the Company expects to begin commercial operation of its Plastic2Oil processor at its Niagara Falls, New York facility in the fourth quarter of 2010, thereby initiating a new revenue stream from the sale of the output from the process.

There can be no guarantee that the Company will be successful in obtaining the required permits. In the event that the New York permit is not obtained in the near future, the Company has been reviewing the feasibility of realizing P2O revenue in different jurisdictions with partners who have already obtained the necessary air permits required for P2O. The Company is also reviewing the feasibility of installing a P2O machine in Ontario, where one of the Company's facilities recently obtained its air approvals. In the event the New York permit is not obtained and the Company fails to realize revenue through different avenues, the Company would not currently have sufficient cash for the next twelve months. In the event that cash is needed before fuel can be sold, the Company has a good current ratio and will seek short and/ or long-term borrowing opportunities. Additionally, the Company is taking steps to minimize expenses and reduce operating costs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a Smaller Reporting Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

JBI, Inc.

We have audited the consolidated balance sheets of JBI Inc. (formerly known as 310 Holdings, Inc.), as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of JBI, Inc. as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has restated the 2009 financial statements to correct the accounting for business acquisitions and stock issuances. The effects of this restatement are disclosed in Note 2.

/s/ WithumSmith+Brown, PC

WithumSmith+Brown, PC
New Brunswick, New Jersey
December 15, 2010

JBI, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

ASSETS
	2009	2008
	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$26,307	$3,806
Cash held in attorney trust	3,123,595	-
Accounts receivable, net	1,662,202	-
Inventories	1,414,813	-
Prepaid expenses	51,549	-
TOTAL CURRENT ASSETS	6,278,466	3,806

PROPERTY AND EQUIPMENT
Leasehold improvements	473,609	-
Machinery and office equipment	572,295	-
Vehicles	12,325	-
Furniture and fixtures	17,679	-
	1,075,908	-
Less accumulated depreciation and amortization	(101,120)	-
NET PROPERTY AND EQUIPMENT	974,788	-
OTHER ASSETS
Restricted cash	144,500	-
Goodwill	5,179,249	-
Deposits	64,116	-
Patents, net	10,014	-
TOTAL OTHER ASSETS	5,397,879	-

TOTAL ASSETS	$12,651,133	$3,806

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,066,949	$-
Accrued expenses	225,420	1,600
Income taxes payable	159,661	-
Deferred income taxes	60,903	-
TOTAL CURRENT LIABILITIES	1,512,933	1,600

Commitments and Contingencies

SHAREHOLDERS' EQUITY

Common Stock, par $0.001; 150,000,000 authorized, 69,453,840 and 63,700,000 shares issued and outstanding at December 31, 2009 and 2008, respectively	69,454	63,700
Common Stock Subscribed, 1,022,410 shares at cost	817,928	-
Stock subscriptions receivable	(817,928)	-

Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 and -0- shares issued and outstanding at December 31, 2009 and 2008, respectively	1,000	-
Additional paid in capital	13,377,032	41,800
Accumulated deficit	(2,309,286)	(103,294)

TOTAL SHAREHOLDERS' EQUITY	11,138,200	2,206
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,651,133	$3,806

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

	2009	2008
	(Restated )
NET SALES
Pak-It	$1,608,920	$-
Javaco	2,117,067	-
Other	181,540	15,050
	3,907,527	15,050
COST OF SALES
Pak-It	1,289,865	-
Javaco	1,820,063	-
Other	62,046	-
	3,171,974	-

GROSS PROFIT	735,553	15,050

OPERATING EXPENSES	-
Compensation Paid in Stock	649,458	-
Impairment of media credits	1,000,000	-
Other Operating Expenses	1,199,893	90,344

LOSS FROM OPERATIONS	(2,113,798)	(75,294)

OTHER INCOME (EXPENSE)
Interest expense, net	(137,304)	(35,668)
Other income, net	45,110	-
OTHER INCOME (EXPENSE, NET)	(92,194)	(35,668)

LOSS BEFORE INCOME TAXES	(2,205,992)	(110,962)

INCOME TAX PROVISION	-	-

NET LOSS	$(2,205,992)	$(110,962)

Basic & diluted net loss per share	$(0.04)	$(0.00)

Weighted average number of common shares outstanding	60,130,392	63,700,000

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2009 and 2008

	Common Stock		Common Stock		Stock	Preferred Stock		Additional		Total
	$0.001 Par Value		Subscribed		Subscriptions	$0.001 Par Value		paid in	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Capital	Earnings	Equity

BALANCE - DECEMBER 31, 2007	63,700,000	$ 63,700	-	$-	$-	-	$-	$41,800	$7,668	$113,168

Net loss	-	-	-	-	-	-	-	-	(110,962)	(110,962)

BALANCE - DECEMBER 31, 2008	63,700,000	63,700	-	-	-	-	-	41,800	(103,294)	2,206

Common stock exchanged for Preferred	(30,000)	(30)	-	-	-	1,000,000	1,000	(970)	-	-

Common stock retired	(9,970,000)	(9,970)	-	-	-	-	-	9,970	-	-

Common stock issued for cash and settlement of shareholder advance, $3.00 per share	90,513	91	-	-	-	-	-	271,447	-	271,538

Shares issued in exchange for assets of John Bordynuik, Inc., at historical carrying value (Note 8)	809,593	810	-	-	-	-	-	358,121	-	358,931

Shares issued in connection with acquisition of Javaco and Media Credits, $1.00 per share (Note 8)	3,500,000	3,500	-	-	-	-	-	3,496,500	-	3,500,000

Shares issued in connection with acquisition of Pak-It, $1.20 per share (Note 8)	625,001	625	-	-	-	-	-	749,375	-	750,000

Shares issued and subscribed for in connection with private placement, $0.80 per share, net of issuance costs of $158,530	7,179,983	7,180	1,022,410	817,928	(817,928)	-	-	5,576,276	-	5,583,456

Shares issued primarily to settle Pak-It acquisition indebtedness and acquisition fees, $0.80 per share	3,548,750	3,549	-	-	-	-	-	2,832,451	-	2,836,000

Services contributed by shareholder	-	-	-	-	-	-	-	42,061	-	42,061

Net loss (Restated)	-	-	-	-	-	-	-	-	(2,205,992)	(2,205,992)

BALANCE - DECEMBER 31, 2009 (RESTATED)	69,453,840	$ 69,454	1,022,410	$817,928	$(817,928)	1,000,000	$1,000	$13,377,032	$(2,309,286)	$11,138,200

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009 and 2008

		2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss		$(2,205,992)	$(110,962)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization		101,713	-
Provision for uncollectible accounts		65,444	-
Deferred income taxes		(17,763)	-
Services contributed by shareholder		42,061	-
Common shares issued for interest expense		29,766	-
Common shares issued for sales commissions		100,000	-
Common shares issued for management services		549,458	-
Impairment of Media Credits		1,000,000	-
Changes in:
Accounts receivable		(691,535)	-
Inventories		(69,062)	-
Prepaid expenses, deposits and other		(91,398)	-
Accounts payable and accrued expenses		688,603	(4,802)

	NET CASH USED IN OPERATING ACTIVITIES	(498,705)	(115,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash		(144,500)	-
Increase in escrow cash		(3,123,595)
Acquisition of property and equipment, net		(11,081)	-
Cash received for acquisition of subsidiaries, net		455,046	-

	NET CASH USED IN INVESTING ACTIVITIES	(2,824,130)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances		71,538	-
Proceeds from issuance of common stock		5,941,987	-
Direct offering costs		(158,530)
Repayments of notes payable		(2,509,659)	-
Net repayments of shareholder advances		-	(148,600)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		3,345,336	(148,600)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		22,501	(264,364)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		3,806	268,170

CASH AND CASH EQUIVALENTS AT END OF YEAR		$26,307	$3,806

Supplemental disclosure of cash flow information:
Cash paid for income taxes		$-	$-
Cash paid for interest		$137,304	$35,668

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

On September 30, 2009, the Company acquired Pak-It, LLC, a Florida limited liability company. Pak-It operates a bulk chemical processing, mixing, and packaging facility.  It also has developed and patented a delivery system that packages condensed cleaners in small water-soluble packages (“sachets”). The acquisition of Pak-It, LLC was primarily driven by the Company’s desire to access the experience that the Pak-It management team has in chemistry, marketing, sales, operations, and finance.  Management intends to utilize the Pak-It team to help grow all of the Company’s business segments.   The Pak-It operating facility, located in Philadelphia, will be used to perform the following:

	Bulk packaging facility will mix and package the catalyst used in the Plastic2Oil process.
	Continue to manufacture Pak-It™ water-soluble sachets and assist in setting up Canada operations for manufacturing and sale of Pak-It™ products in Canada.
	To sell cleaners using Pak-It’s technology in the retail space.
See Note 8 for further information regarding these business combinations.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES AND RESTATEMENT

Restatement

The Company has restated its 2009 consolidated financial statements previously issued on March 31, 2010 for matters related to the following items: (1) the original accounting for the acquisitions of Javaco and Pak-It which was improperly recorded as a reverse merger, whereby pre-acquisition operations of the acquired entities were erroneously reflected in the operations as originally reported; (2) the valuation and subsequent impairment of media credits; (3) the original acquisition of the assets of John Bordynuik, Inc. was improperly accounted for at fair value; and (4) equity issuances. The accompanying financial statements for 2009 have been restated to reflect the corrections.  The effect of this restatement to the financial statements is a decrease in total assets of approximately $11,507,000, an increase in net loss of approximately $2,179,000 and a decrease in equity of $11,809,000.

The following is a summary of the restatements for the year ended December 31, 2009:

Write off of previously recorded media credits	$(1,000,000)
Decrease in income due to change in acquisition accounting for Pak-It	(1,616,600)
Decrease in income due to change in acquisition accounting for Javaco	(596,213)
Decrease in income due to change in acquisition accounting for John Bordynuik, Inc.	(126,569)
Decrease in operating expenses due to change in acquisition accounting	1,256,983
Increase in net interest expense due to change in acquisition accounting	(141,469)
Increase in other income due to change in acquisition accounting	45,110
Total reduction in 2009 net earnings	$(2,178,758)
Decrease in valuation of media credits	$(9,997,134)
Decrease in value of assets acquired from John Bordynuik, Inc.	(572,101)
Decrease in cash proceeds received from issuance of common stock	(730,874)
Decrease in assets from other adjustments	(206,791)
Total reduction in 2009 total assets	$(11,506,900)

The effect on the Company’s previously issued 2009 financial statements is summarized as follows:

Balance Sheet as of December 31, 2009

	Previously Reported	Increase / (Decrease)	Restated
Current Assets	$17,695,740	$(11,417,274)	$6,278,466
Property and Equipment	1,242,844	(268,056)	974,788
Other Assets	5,219,449	178,430	5,397,879
Total Assets	24,158,033	(11,506,900)	12,651,133
Current Liabilities	1,211,125	301,808	1,512,933
Stockholders’ Equity:
Additional paid-in capital	20,653,313	(7,276,281)	13,377,032
Accumulated earnings/(deficit)	2,226,052	(4,535,338)	(2,309,286)
Total Liabilities and Stockholders’ Equity	24,158,033	(11,506,900)	12,651,133

Statement of Operations for the Year Ended December 31, 2009

	Previously Reported	Increase / (Decrease)	Restated
Net Sales	$13,401,820	$(9,494,293)	$3,907,527
Cost of Sales	10,326,884	(7,154,910)	3,171,974
Gross Profit	3,074,936	(2,339,383)	735,553
Operating Expenses	3,106,334	(256,983)	2,849,351
Loss from Operations	(31,398)	(2,082,400)	(2,113,798)
Other Income (Expense), Net	4,164	(96,358)	(92,194)
Net Loss	(27,234)	(2,178,758)	(2,205,992)

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

Changes in the carrying amount of Goodwill were as follows:

Balance, December 31, 2008	$0
Goodwill from business acquisitions (Note 8)	5,179,249
Balance, December 31, 2009	$5,179,249

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

Liquidity

The Company has experienced cumulative operating losses for the year, and subsequent to year-end, a significant portion of the expenses incurred related to non-cash items such as the issuance of stock compensation totaling approximately $3.3 million. Additionally, the Company made significant one-time purchases of property and equipment relating to its Plastic2Oil technology and its fuel-blending site. Total capital purchases made subsequent to year-end exceeded $2.1 million. Upon receipt of the required permits, the Company expects to begin commercial operation of its Plastic2Oil processor at its Niagara Falls, New York facility in the fourth quarter of 2010, thereby initiating a new revenue stream from the sale of the output from the process.

There can be no guarantee that the Company will be successful in obtaining the required permits. In the event that the New York permit is not obtained in the near future, the Company has been reviewing the feasibility of realizing P2O revenue in different jurisdictions with partners who have already obtained the necessary air permits required for P2O. The Company is also reviewing the feasibility of installing a P2O machine in Ontario, where one of the Company's facilities recently obtained its air approvals. In the event the New York permit is not obtained and the Company fails to realize revenue through different avenues, the Company would not currently have sufficient cash for the next twelve months. In the event that cash is needed before fuel can be sold, the Company will seek short and/ or long-term borrowing opportunities. Additionally, the Company is taking steps to minimize expenses and reduce operating costs.

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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of Javaco and Pak-It had occurred at January 1, 2008:

	December 31, 2009	December 31, 2008
Sales	$13,401,820	$13,810,856
Net loss	(27,234)	(104,152)
Net loss per share—Basic	(0.00)	(0.00)
Net loss per share—Diluted	(0.00)	(0.00)
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

	Data	Pak-It	Javaco	Eliminations	Consolidated

2009
Net sales	$181,540	$1,608,920	$2,117,067	$—	$3,907,527
Net loss	$875,291	$325,189	$1,005,512	$—	$2,205,992
Total assets	$12,470,002	$4,740,574	$4,203,174	$(8,762,617)	$12,651,133
Accounts receivable	$27	$523,941	$1,138,234	$—	$1,662,202
Inventories	$—	$773,867	$640,946	$—	$1,414,813

The Company has concluded that 2008 segment information was not significant to these financial statements.

Information as to the Company’s sales in different geographical areas is as follows:
	2009	2008
Net Sales:
United States	$2,539,571	$15,050
Mexico	533,297	0
Peru	439,253	0
Costa Rica	374,799	0
Other	20,607	0
	$3,907,527	$15,050

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

NOTE 10 – SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Common shares returned and retired	$9,970	$—
Common shares exchanged for Preferred shares	$30	$—
Common shares issued in conjunction with Javaco acquisition	$2,500,000	$—
Common shares issued in conjunction with acquisition of media credits	$1,000,000	$—
Common shares issued in conjunction with Pak-It acquisition	$750,000	$—
Common shares issued to acquire assets of John Bordynuik, Inc.	$358,931	$—
Debt issued in conjunction with Pak-It acquisition	$3,865,000	$—
Common shares issued to settle Pak-It acquisition indebtedness	$2,156,775	$—
Common shares issued to settle shareholder advance	$71,538	$—
Common stock subscribed	$817,928	$—

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

As described in Note 7, John Bordynuik, Inc. advanced the Company $71,538 for operating expenses.  The advance was non-interest bearing and was settled though the issuance of 23,846 shares of common stock.  Also, the Company issued 66,667 shares of common stock to John Bordynuik, Inc. for $200,000.  There are no amounts due to or from John Bordynuik, Inc. as of December 31, 2009 and 2008.  John Bordynuik, Inc. is a company controlled by John Bordynuik, the President and CEO of JBI, Inc.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet through the date for which the financial statements were issued, and has identified the following:

Through January 14, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 8,439,893 shares of the common stock.  The offering was at $0.80 and the gross proceeds received by the Company were $6,751,914.  The offering was made in connection with the previously completed acquisition of Pak-It, LLC and within the offering converted $2,736,000 of debt owed to the Pak-It members at a per share price of $0.80.  The total shares issued pursuant to the offering were 8,439,893. As a result of the private placement the Company paid all debt (except normal recurring accounts payable and accruals) and added in excess of $3.1 million in available cash.

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

In May, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of up to 1,000,000 shares of common stock, $0.001 par value per share at per share price of $4.00.  The net proceeds received by the Company were in the amount of $1,955,116, for the sale of 488,779 shares.

In May 2010, the Board of Directors approved compensation for its independent members.  Compensation includes the one-time issuance of restricted stock and annual stock options for which the strike price will be set each year.

On May 19, 2010, the Company executed an Employment Agreement with CEO John Bordynuik which takes effect upon issuance of an air permit for the Company’s P2O processor.  The agreement provides for minimum annual compensation as well as the issuance of stock options contingent upon the achievement of certain milestones, none of which have been met as of December 15, 2010.

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

On November 10th, 2010, JBI Inc.’s simple air permit application was officially submitted to the DEC after significant consultation and meetings between the parties. JBI Inc.’s environmental consultant has significant experience with permitting and in consulting with the DEC prior to submitting our permit application, we mutually agreed upon language and data so that many of the questions that would typically arise during a permit review process were already eliminated. These lengthy consultations and discussions with the DEC about the permit language and data greatly reduce the amount of time required for the DEC to review a submitted application.  However, there can be no guarantee that the Company will be successful in obtaining the necessary permits.

On December 14, 2010 JBI, Inc. entered into a formal Consent Order with the New York State Department of Environmental Conservation (DEC) Region 9, which will allow the Company to immediately operate its Plastic2Oil process commercially, sell fuel, and begin construction of an additional processor at its Niagara Falls, New York P2O facility. The Company must submit final documentation to the DEC within given timeframes, with regards to the issuance of the Company's finalized permits, to ensure the fulfillment of the permitting process.

On December 15, 2010 JBI, Inc executed an agreement to lease the premises of a permitted material recycling facility for 20 years. The 18,000 square foot recycling facility resides on a 15 acre site and accepts, separates and processes paper, plastics and other materials. The facility includes 3 onsite bailers, several trailers, a shredder and approximately 20 remote bailing machines operating at customer sites. The site also has a solid waste permit which allows for 300 metric tons of material to be processed at the site at any one time. This permit also allows for the storage of up to 9 metric tons of refuse derived from the sorting, processing and bailing of the materials received. The lease agreement provides for monthly rent at the greater of 20 percent of gross revenue derived from the operations of the facility or the contractual base rental, which ranges from $8-$10,000 over the term of the lease, as well as payment of property taxes on the facility.

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

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2009. Based on this assessment, Management concluded that the Company’s internal controls were not effective and contain significant deficiencies, in part as a result of the material weakness discussed below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2009:


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


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

Changes in Internal Controls Over Financial Reporting

The Company has continued to take remediation steps discussed in Management’s Discussion of Material Weakness above to enhance its internal control over financial reporting and reduce control deficiencies. The remediation efforts were slowed as a result of trying to integrate the operations of the Company’s acquisitions and to streamline the resulting organization.  We will continue to work on the elimination of control weaknesses and deficiencies noted. We believe the steps taken thus far to enhance our internal control over financial reporting have reduced or control deficiencies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of December 15, 2010, the names and ages of all of our directors and executive officers; and all positions and offices held.  The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position	Present Position Held Since

John Bordynuik	40	President, CEO and Director	April 2009

Ron Baldwin Jr.	51	Chief Financial Officer	January 2010

Jacob Smith	55	Chief Operating Officer and Director	January 2010

John M. Wesson	57	Independent Director	February 2010

Robin Bagai	59	Independent Director	May 2010

Family Relationships

There are no family relationships between any of the Company’s directors or officers.

Business Experience

The following summarizes the occupation and business experience of our officers and directors:

John Bordynuik, President, & Chief Executive Officer, Chief and Director

John Bordynuik was the founding CEO and President of John Bordynuik Inc., a Delaware corporation, which is no longer actively operating. Mr. Bordynuik developed highly sophisticated technology to address issues related to MIT and NASA’s legacy computer data contained on 30-40 year old tapes, and has since recovered thousands of tapes from the 1960's to 1990's.  Mr. Bordynuik did not have a contract with, and was not compensated by, MIT. During 1990-2001, Mr. Bordynuik was employed by the Ontario Legislative Assembly, Queen's Park, Toronto, in Research and Development. Mr. Bordynuik has recovered data from old media for the past 20 years to amass a large solution and algorithm archive.

Mr. Bordynuik was granted a broad US patent (7,115,872) for a dirty bomb detector in 2006.

Mr. Bordynuik is qualified and capable to perform his duties on the board because of his many years in the technology sector as an innovator and entrepreneur. Because of his past accomplishments commercializing new technologies, Mr. Bordynuik is quite capable of making decisions for the best interest of the company and, when necessary, to engage third party professionals who will perform their respective duties for the best interest of the company.

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

From 2006 to 2009, Dr. Smith served as President and CEO of the Goldenburg Company LLC.  During this time he also served as an instructor in Business, Biology, and Healthcare at Davenport University, Livonia, Michigan, conducting courses in Management, Microeconomics, Macroeconomics, Healthcare, Biology, Anatomy, and Physiology.

Dr. Smith is qualified and capable to perform his duties on the board because of his extensive educational background in various medical and business related fields. Because of his academic achievements and work in healthcare field, Dr. Smith is quite capable of making decisions for the best interest of the company and its shareholders.

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

Mr. Wesson is qualified and capable to perform his duties on the board because of his educational and military background and banking experience at Bank Leumi in Los Angeles and New York City, where he was responsible for various branch operations and compliance initiatives. Because of his progressive managing and supervisory experience, Mr. Wesson will exercise his duty of care and duty of loyalty as an independent director in the best interests of the JBI and its shareholders.

Robin Bagai, Director

Dr. Robin Bagai, Psy.D.age 59, is a clinical psychologist in private practice in Portland, Oregon. Since 1992 Dr. Bagai has specialized in diagnostic testing and evaluation of adults and adolescents throughout Oregon. He has been an adjunct professor at Portland State University, supervising graduate students in the department of Counselor Education. Dr. Bagai has previously served on the boards of the Portland Psychological Association (PPA) and the Portland Alliance for the Advancement of Psychodynamic Psychotherapy (PAAPP).

Dr. Bagai received his Master’s degree in Counseling Psychology from Antioch University, Seattle in 1986, and his Doctorate in Clinical Psychology from Pacific University School of Professional Psychology, Forest Grove, in 1990. Dr. Bagai was licensed in Oregon in 1992.

Dr. Bagai is qualified and capable to perform his duties on the board because of his extensive educational background and his establishment and management of his private clinical practice. Because of his experience as an entrepreneur and a professor, Dr. Bagai will exercise his duty of care and duty of loyalty as an independent director in the best interests of the JBI and its shareholders.

COMMITTEES OF THE BOARD OF DIRECTORS

Each of our Audit Committee, Compensation Committee and Nomination Committee are composed of a majority of independent board members and are also chaired by an independent board member.

Audit Committee
John Wesson (Chairman)
Robin Bagai

Compensation Committee
John Wesson (Chairman)
Robin Bagai

Nomination Committee
Robin Bagai (Chairman)
John Wesson

Other Officers and Significant Employees:

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
John Bordynuik, President, Chief Executive Officer and Director	2009	$0	0	0	0	0	0	0	$0

Ronald Baldwin, Jr. Chief Financial Officer	2009	$36000	0	0	0	0	0	0	$36000

Dr. Jacob Smith, Chief Operating Officer	2009	$16000	0	0	0	0	0	0	$16000

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

None

Aggregated Option Exercises and Fiscal Year-End Option Values

None

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Pension Benefits Table

None

Nonqualified Deferred Compensation Table

None

All Other Compensation Table

None

Perquisites Table

None

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

The address of each owner who is an officer or director is c/o the Company at 1783 Allanport Road, Thorold, Ontario L0S 1K0, Canada.

Title of Class	Name of Beneficial Owner (1)	Number of shares	Percent of Class (2)
Common	John Bordynuik, Chairman and Chief Executive Officer, President	9,273,846	18%
Common	Ron Baldwin, Jr. Chief Financial Officer	0	0%
Common	Jacob Smith, Chief Operating Officer, Director	100,000	Less than 1%
Common	Robin Bagai, Director	41,040	Less than 1%
Common	John Wesson, Director	825,004	1%
Series A Super Voting Preferred Stock	John Bordynuik	1,000,000	100%

	All officers and directors as a group (6 persons)	10,304,890	20%
	All officers, directors and 5% holders as a group (6 persons)	10,304,890	20%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.
(2)	Based on 51,241,926 common shares issued and outstanding as of December 10, 2010 and 1,000,000 Series A Super Voting Preferred Stock issued and outstanding.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

As of December 10, 2010, our authorized capitalization was 155,000,000 shares of capital stock, consisting of 150,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

We are authorized to issue 150,000,000 shares of common stock, $.001 par value per share. As of the date hereof, 51,241,926 common shares are issued and outstanding.

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

As of June 30, 2009, $71,538 of stockholder loan payable to John Bordynuik, Inc. was used as operating expenses. On June 30, 2009, the Company issued 23,846 shares of restricted common stock in satisfaction of stockholder loans payable for a value of principal and interest in the amount of $71,538, or $3.00 per share.

In July 2009, the Company entered into a lease agreement to rent office space of 790 sq. ft. in Cambridge, Massachusetts for a base term of 12 months.  The sole officer and director, John Bordynuik, prepaid the office rental expenses for the term of the lease.

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

* Incorporated by reference to Form 8-K filed on June 26, 2009.
** Incorporated by reference to Form 8-K October 1, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf  by the undersigned, thereunto duly authorized.
JBI, INC.

Date: December 15, 2010	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President, CEO, Director (Principal Executive Officer)

Date: December 15, 2010	By:	/s/ Ron Baldwin, Jr.
Name: Ron Baldwin, Jr.
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Baldwin, Jr.	Chief Financial Officer	December 15, 2010
Ron Baldwin, Jr.	Principal Accounting Officer

/s/ John Bordynuik	Director and Chairman of the Board;	December 15, 2010
John Bordynuik	President and Chief Executive Officer

/s/ Jacob Smith	Chief Operating Officer and Director	December 15, 2010
Jacob Smith

/s/ Robin Bagai	Director	December 15, 2010
Robin Bagai

/s/ John Wesson	Director	December 15, 2010
John Wesson