Form 10-K
period 2010-12-31
JBI, INC.
filed 2011-04-20
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Yes No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on March 31, 2011, was approximately $45,873,395. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of March 31, 2011 are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As at March 31, 2011, there were 54,611,184 shares of Common Stock, $0.001 par value per share issued and outstanding.

Documents Incorporated By Reference –None

JBI, Inc. 10-K 2010

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report on Form 10-K (“Report”) contains “forward looking information” within the meaning of applicable securities laws.  Such statements include, but are not limited to, statements with respect to the Company’s beliefs, plans, strategies, objectives, goals and expectations, including expectations about the future financial or operating performance of the Company and its projects, capital expenditures, capital needs, government regulation of the industry, environmental risks, limitations of insurance coverage, and the timing and possible outcome of regulatory matters, including the granting of patents and permits.  Words such as “expect”, “anticipate”, “intend”, “attempt”, “may”, “will”, “plan”, “believe”, “seek”, “estimate”, and variations of such words and similar expressions are intended to identify such forward looking information. These statements are not guarantees of future performance and involve assumptions, risks and uncertainties that are difficult to predict.

These statements are based on and were developed using a number of factors and assumptions including, but not limited to: stability in the U.S. and other foreign economies; stability in the availability and pricing of raw materials, energy and supplies; stability in the competitive environment; the continued ability of the Company to access cost effective capital when needed; and no unexpected or unforeseen events occurring that would materially alter the Company’s current plans. All of these assumptions have been derived from information currently available to the Company including information obtained by the Company from third party sources. Although management believes that these assumptions are reasonable, these assumptions may prove to be incorrect in whole or in part. As a result of these and other factors, actual results may differ materially from those expressed, implied or forecasted in such forward looking information, which reflect the Company’s expectations only as of the date hereof.

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking information include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labour disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of the Company to control commodity prices; risks associated with the regulatory environment within which the Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking information are discussed in more detail in the section entitled “Risk Factors” in this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Report.

Some of the forward-looking information may be considered to be financial outlooks for purposes of applicable securities legislation including, but not limited to, statements concerning capital expenditures. These financial outlooks are presented to allow the Company to benchmark the results of the Plastic2Oil business. These financial outlooks may not be appropriate for other purposes and readers should not assume they will be achieved.

The Company does not intend to, and the Company disclaims any obligation to, update any forward-looking information (including any financial outlooks), whether written or oral, or whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise noted, references in this registration statement to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

GLOSSARY OF NON-TECHNICAL TERMS

In this filing, the terms and phrases set forth below are intended to have the following meanings:

“310” means 310 Holdings Inc., the name under which JBI was originally incorporated on April 20, 2006;

“ADA” means the area development agreement between the Company and AS PTO, LLC, dated February 12, 2010;

“Air Permit” means the New York Department of Environment Conservation Air State Facility Permit;

“Board” or “Board of Directors” means the board of directors of the Company as constituted from time to time;

“BUD” means a Beneficial Use Determination;

“CEO” means the chief executive officer;

“CFO” means the chief financial officer;

 “Code” means the Internal Revenue Code;

“Codification” means the FASB Accounting Standards Codification;

“Company” means JBI, Inc., a company incorporated under the laws of the State of Nevada;

“Consent Order” means the consent order executed on December 14, 2010 by the NYSDEC, allowing the Company to commercially operate its P2O business;

“Continuous Improvement Fund” means a fund established by Waste Diversion Ontario that provides grants and loans to municipalities to execute projects that will increase the efficiency of municipal Blue Box recycling and help boost system effectiveness;

“COO” means the chief operating officer;

“CRA” means Conestoga, Rovers & Associates;

 “Data Assets” means the custom tape drives, computer hardware, servers and a mobile data recovery container to record and transfer data from computer tapes used in the Data Business;

“Data Business” means the Company’s data restoration and recovery business;

“NYSDEC” means the New York Department of Environmental Conservation;

“EPA” means the U.S. Environmental Protection Agency

“FASB” means the Financial Accounting Standards Board;

“Fuel-Blending Facility” means the Company’s fuel-blending facility in Allanburg, Ontario;

“Javaco” means Javaco, Inc., a company incorporated under the laws of the State of Ohio;

“JBI” means JBI, Inc., a company incorporated under the laws of the State of Nevada;

“John Bordynuik, Inc.” means John Bordynuik, Inc., a company incorporated in the State of Delaware;

 “MD&A” means management’s discussion and analysis;

“Named Executive Officers” or “NEOs” has the meaning ascribed to it in “Executive Compensation – Compensation Discussion and Analysis”;

“Niagara Falls Facility” means the Company’s facility which houses the P2O operation in Niagara Falls, New York;

“NOLs” means net operating loss carryforwards;

“OTCBB” means the OTC Bulletin Board, an electronic quotation system in the United States for many over-the-counter equity securities;

“OTCQX” means an electronic quotation system operated by Pink OTC Markets for many over-the-counter securities;

“P2O” means Plastic2Oil;

“Pak-It” means Pak-It, LLC, a limited liability company organized in the State of Florida;

“Plastic2Oil” means the Company’s proprietary Plastic2Oil process that converts hydrocarbon based materials into liquid and gaseous fuel products;

“Preferred Share” means a preferred share in the capital of the Company;

“R&D” means research and development;

“Recycling Facility” means the Company’s materials recycling facility in Thorold, Ontario;

“RWH” means RWH Marine Consulting, Inc.

“SEC” means the Securities and Exchange Commission;

“Series A Preferred Share” means a Series A Super Voting Preferred Share in the capital of the Company;

“Solid Waste Permit” means a Part 360 Solid Waste Management Facility Permit;

“US GAAP” means the United States generally accepted accounting principles; and

“Waste Diversion Ontario” means a non-crown corporation created under the Waste Diversion Act on June 27, 2002, established to develop, implement and operate waste diversion programs for a wide range of materials.

GLOSSARY OF TECHNICAL TERMS

In this filing, the technical terms, phrases, and abbreviations set forth below have the following meanings:

 “cP” means Centipoise, a measure of viscosity, equal to 1/100 of a poise;

“Cetane” means a measurement of the combustion quality of diesel fuel during compression ignition;

“Chromatogram” means the visual output from a chromatograph, usually displayed as a graph or histogram;

“Chromatograph(y)” means a set of laboratory techniques for separating mixtures for further use;

“Fuel Oil” means various ranges of Number 1, Number 2, and Number 3 fuels distilled from crude oil, or in JBI’s case, distilled from plastic;

“Hydrocarbon” means an organic compound consisting entirely of hydrogen and carbon;

“MACT” means Maximum Achievable Control Technology, which are various degrees of emissions reductions that the EPA determines to be achievable

“MBD” means million barrels per day;

“MT” means metric tonnes;

“NAICS” means North American Industry Classification System, a system used by business and government to clarify business establishments according to type of economic activity;

“Naphtha” means a flammable liquid mixture of hydrocarbons covering the lightest and most volatile fraction of the liquid hydrocarbons in petroleum with a boiling range of 60 to 200 degrees Celsius;

“NESHAP” means the National Emissions Standards for Hazardous Pollutants which are emissions standards set by the EPA for an air pollutant that may cause an increase in fatalities or in serious irreversible and incapacitating illnesses; and

“TCLP” means Toxicity Characteristic Leaching Procedure, a laboratory procedure designed to determine whether a solid waste is a hazardous waste based on the concentrations of certain levels of toxic chemicals leaching from the waste.

v

PART I

Item 1. Business

Name and Incorporation

The Company was incorporated on April 20, 2006 under the laws of the State of Nevada under the name 310 Holdings Inc. (“310”). 310 had no significant activity from its incorporation through March 2009. In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310, and was subsequently appointed President and Chief Executive Officer of the Company. On October 5, 2009, 310 amended its articles of incorporation to change its name to JBI, Inc. The Company’s head and registered office is located at 1783 Allanport Road, Thorold, Ontario, Canada, L0S 1K0.

The shares of 310 were previously quoted on the OTC Bulletin Board (“OTCBB”) in the United States. In June 2010, the Company applied to have its shares quoted on the OTCQX U.S. marketplace (“OTCQX”). The Company’s application was accepted, and trading in the Company’s shares was transferred from the OTCBB to the OTCQX effective August 19, 2010. The Company is an SEC registrant and is subject to periodic reporting requirements under the United States Securities Exchange Act of 1934.

Intercorporate Relationships

The following chart outlines our corporate structure and identifies the jurisdictions of each of our material subsidiaries.  Each material subsidiary is wholly-owned by the Company.

JBI, Inc.	-	Parent company with head office in Thorold, Ontario

Javaco, Inc.	-	Retail / wholesale telecommunications equipment distributor.

Pak-It, LLC	-	Manufacturer of chemical cleaning products

JBI (Canada) Inc.	-	Established to distribute Pak-It products in Canada, and accommodate further expansion of our operations in Canada

Overview

We are an early-stage company with a growing focus on providing environmentally-friendly solutions through our range of products and technologies. The common themes in our offerings are quality, unique value, reliable customer service and green solutions.

We were founded on the premise that innovation does not have to mean creating something out of nothing. We recover what has been abandoned and generate innovation by adding new intelligence to outdated products and processes.

Our Plastic2Oil solution is our most recent example of innovation, and it has become the focal point of our transition to become a producer of alternative fuels. Plastic2Oil is a proprietary process developed by JBI that converts plastic into liquid and gaseous fuel through a series of chemical reactions.

We currently have four operating units: (1) Plastic2Oil (“P2O”), (2) Javaco Inc. (“Javaco”), (3) Pak-It, LLC (“Pak-It”), and (4) Data Recovery & Migration (“Data Business”), but are currently focused on developing our P2O business, in part through revenues generated from our other operating units.

Plastic2Oil

Introduction

In 2009, we began the development of Plastic2Oil, a proprietary process that converts waste plastic into liquid and gaseous fuel through a series of chemical reactions.

•	Our process is continuous, 20T/day and small (less than 1000 sqft)

•	The product is refined and separated fuels without the high cost of a distillation tower.

•	Our equipment is not subjected to costly pin hole leak problems.

•	Our process is permitted to use its off-gas as fuel (8% of feedstock) so conversion costs are very low: 67kWh electricity for motors, and pumps, and approx. $7/hr for natural gas top up (if required).

•
Significant labs have validated our technology:  IsleChem (former occidental chemical R&D lab), CRA (Stack Test), Intertek and Petrolabs (fuel testing), and a rigorous permit process with the NYSDEC (NY State).

•	Our emissions are less than a natural gas furnace. We are not required to monitor our emissions, install scrubbers, or thermal oxidizers.

We also own a 1M litre fuel blending site and lease a Recycling Facility to manage plastic feedstock locally and sell fuel retail.

Our P2O business has completed the research and development stage and, in December 2010, the Company obtained a consent order (the “Consent Order”) from the New York State Department of Environmental Conservation (“NYSDEC”) allowing the Company to commercially operate its first large-scale P2O processor located in Niagara Falls, New York (the “Niagara Falls Facility”). The P2O processor at the Niagara Falls Facility is producing fuel on a consistent basis.

Currently, several plastic-to-oil processes are operational globally. These facilities employ a wide range of technologies and yield varying purities of fuel output. We believe that these other processes do not provide a solution that is cost-effective, cannot be scaled for high-volume production and cannot be readily expanded for multi-site or global applications. In contrast, our P2O process requires only minimal capital investment, yields high-quality fuel, requires very little energy to operate and occupies a small footprint of approximately 1,000 square feet of space, which facilitates the construction of multiple processing sites.

Our P2O process converts plastic into fuel using a reusable, proprietary catalyst developed in part through our Data Recovery & Migration work. See “—Other Businesses—Data Recovery & Migration”. Our proprietary catalyst and automated P2O process enables the conversion of plastic to fuel with high efficiency. Approximately one litre of fuel is produced from every kilogram of plastic.

Our P2O process accepts mixed sources of recyclable and non-recyclable plastic. Although many sources of feedstock are available, we are focussing initially on post-commercial and industrial sources of waste plastic, since these are readily available in large quantities and our P2O process would represent a cost-effective solution for businesses who currently have to pay to dispose of this type of waste.

Our P2O process has been tested by IsleChem, an independent chemical firm providing contract R&D, manufacturing and scale-up services, using two small prototypes of our P2O processor. The IsleChem test results indicated that the P2O process is repeatable and scalable. Following such testing, we assembled a large-scale P2O processor capable of processing at least 20 metric tonnes (“MT”) of plastic per day at the Niagara Falls Facility. We had a stack test performed by Conestoga-Rovers & Associates (“CRA”), an independent engineering and consulting firm, which concluded that the P2O processor’s emissions at the Niagara Falls Facility were less than a 4 million BTU natural gas furnace, and below the maximum levels imposed by any permit needed to commercially operate the P2O processor at that location. We used the CRA test results to apply for the required operating permits from the NYSDEC. The Company possesses a Consent Order from the NYSDEC permitting the Company to commercially operate the P2O processor while it waits for a NYSDEC Air State Facility Permit (“Air Permit”) and Solid Waste Permit (“Solid Waste Permit”) to be granted for the Niagara Falls Facility. The Consent Order terminates upon the earlier of, the issuance of the finalized operating permits or 6 months from the date of the Consent Order.

Industry Background

Alternative fuels are generally considered to be any substances that can be used as fuel, other than conventional fossil fuels such as naturally occurring oil, gas and coal. There have been many approaches taken to producing alternative fuels, including through the conversion of corn oil, vegetable oil and non-food-based materials into liquid fuel. These approaches have demonstrated varying degrees of commercial potential. Some of the challenges that alternative fuel producers have faced include high feedstock supply costs relative to the price at which fuel can be sold, high capital costs and dependence on government regulations for economic viability.

The Company distinguishes itself from other producers of alternative or renewable fuels because P2O represents a recycling alternative for waste plastic in addition to a process for producing fuel. Our business model is premised on the need for a more efficient and cost-effective alternative to disposing of waste plastic in jurisdictions where the cost of transporting large amounts of plastic and either recycling or landfilling the plastic is significant. In some of these jurisdictions, the availability of recycling programs for large industrial quantities of waste plastic may be limited or the actual landfill diversion rate may be low. The landfill diversion rate is a term used in the recycling industry to refer to the percentage of overall waste that is “diverted” to be recycled, composted, re-used or handled in ways other than landfilling or incineration. The landfill diversion rate is a measure of the extent to which recycling, composting and other more sustainable practices are being adopted in a particular jurisdiction.

For instance, according to the United States Environmental Protection Agency (“EPA”) in its report, “Municipal Solid Waste Generation, Recycling, and Disposal in the United States: Facts and Figures for 2009”, of the 29.83 million tons of plastics generated in the United States in 2009, only 2.12 million tons were recovered, representing a recovery rate of only 7.1% as a percentage of generation.

In Canada, according to Waste Diversion Ontario, the Ontario blue box program achieved a landfill diversion rate of 65.9% in 2009. The Company anticipates that Ontario will establish a diversion target of 70% to be achieved by December 31, 2011. However, the Company anticipates that waste plastic, which constitutes a significant amount of materials collected through recycling programs, will continue to have a lower diversion rate because there are few established markets for recycled plastic materials. According to Waste Diversion Ontario’s Continuous Improvement Fund, the Ontario blue box program generated 232,000 MT of plastics in 2007 (the most recent year for which information is available), of which only 53,000 MT were recycled. This means that 179,000 MT of plastic were collected, but subsequently landfilled or otherwise disposed of. We estimate that the cost of such disposal would have been in the range of $9 million annually.

Plastic2Oil offers a recycling alternative for waste plastic that generates a usable by-product in the form of fuel that can be either used on-site at the location of the waste producer or sold in the market. This offers an integrated solution that addresses the costs associated with transporting and disposing of waste plastic, as well as industry’s continued reliance on fossil fuels.

In the United States, businesses and other producers of emissions are subject to various regulatory requirements, including the National Emission Standards for Hazardous Air Pollutants. These emission standards may be established according to Maximum Achievable Control Technology requirements set by the EPA, often referred to as “MACT standards”. MACT standards apply to a number of sources of emissions, including operators of boilers, process heaters and certain solid waste incinerators. Because our P2O fuel is virtually sulphur free, we believe that our P2O fuel can assist its industrial partners with meeting MACT requirements through reduced hazardous emissions.

Competition

Our P2O business has elements of both a recycling business and a fuel sales business. The recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Our P2O business faces mild competition in the plastics-to-energy market, including competition from Envion, Polymer Energy, LLC, and Agilyx, who have each developed alternative methods for obtaining and generating fuel from plastics.

If we were to split our P2O business into a stand-alone recycling business and a stand-alone energy business, our competition would increase significantly, since there are many more competitors in each of those businesses. For instance, our P2O business faces competition in acquiring plastic feedstock, because there are other technologies and processes that are being developed and/or commercialized to offer recycling solutions for plastic. There is also significant competition from businesses in the energy sector that sell fuel. We expect the fuels industry to be extremely competitive, with competition coming from conventional fuel producers as well as other providers of alternative and renewable fuels. Companies in the fuel sales business may be able to exert economies of scale in the fuels market to limit the success of our fuel sales business. Technological developments by any form of competition could result in our products and technologies becoming obsolete.

Our ability to compete successfully will depend on our ability to provide a solution to potential industrial partners that addresses both the costs of disposing of or recycling waste plastic and the costs of buying fuel. Many of our competitors have substantially greater production, financial, research and development, personnel, and marketing resources than we do. In addition, certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us. As a result, our competitors may be able to develop competing, superior or more cost-effective technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or service offering increases, which could lead to litigation. Furthermore, to secure purchase agreements from certain customers, we may be required to enter into exclusive supply contracts, which could limit our ability to further expand our sales to other customers. Likewise, major potential customers may be locked into long-term, exclusive agreements with our competitors, which could inhibit our ability to compete for their business.

In addition, various governments have recently announced a number of spending programs focused on the development of clean technologies, including alternatives to petroleum-based fuels and the reduction of carbon emissions. Such spending programs could lead to increased funding for our competitors or a rapid increase in the number of competitors within these markets.

P2O Business Model

We believe that P2O offers a unique value proposition for producers of waste plastic and consumers of fuel, since P2O provides the opportunity to reduce costs through a “green” initiative that consumes a waste product that can be costly to dispose of or difficult to recycle.

We intend to:

•	own and manage our own P2O processor sites to receive shipments of waste plastic for conversion into fuel, which we would then market and sell,

•
enter into industrial partnerships with revenue sharing arrangements to establish Company-owned and operated P2O processors located on the premises of the industrial partner to process waste plastic produced by the industrial partner, and

•	seek opportunities to provide third parties with the rights to introduce our P2O process for the purposes of developing Company-owned P2O sites in certain geographic locations.

Our short-term focus will be on seeking industrial partners that have existing air permits, and have a need to dispose of waste plastic and/or consume significant amounts of fossil fuels in connection with their operations. We will target locations that are sources for high volumes of waste plastic. We expect that the contractual terms governing each arrangement will vary based on the unique circumstances of each potential partner.

An illustration of the type of commitments that industrial partners and the Company may make with respect to a Plastic2Oil partnership is set out below.

Commitments of Industrial Partner	Commitments of JBI
• No capital investment in P2O processor	• Capital investment in P2O processor borne by JBI
• Provide on-site location for P2O processor	• Obtain all required permits
• Provide loading dock and warehouse space	• Construction, installation and general maintenance of P2O processor
• Provide plastic feedstock at no cost to meet capacity of P2O processor	• Operate P2O processor on partner site
• Purchase fuel from JBI at fixed, variable and/or shared cost	• Provide and transport fuel at fixed, variable and/or shared cost

It is possible that industrial partners may wish to provide financing for the construction and other costs associated with building and operating a P2O processor.

Value Proposition for Industrial Partners

1.           Convenience and Reduced Costs

We have a vertically integrated business model. From procuring waste plastic feedstock to supplying fuel, we take waste and create value and utility and promoting environmental sustainability. For industrial partners that generate waste plastic and/or consume fossil fuels as part of their operations, our P2O process offers convenience, since all elements of the conversion process and supply of fuel can be conducted on-site, from the collection of waste plastic by the industrial partner, to the production and supply of fuel and the consumption of fuel by the partner. Our objective is to eliminate or reduce the costs associated with the disposal of waste plastic (e.g., tipping fees charged by landfills or other waste disposal facilities) and the logistics costs associated with transporting waste plastic as well as fuel. We believe that our P2O solution costs a small fraction of what our competitors charge for similar waste-to-oil solutions, while offering high efficiency and yields.

2.           Potential for Lower or Fixed Fuel Costs

We anticipate that fuel produced on-site by a P2O processor could be sold to industrial partners or third parties at a price comparable to the local market rate for such fuel. However, because our feedstock is sourced on-site, which reduces the cost of acquiring and transporting waste plastic, we believe that our potential profit margins will allow us to be flexible in the pricing of our P2O fuel. This would allow us to sell fuel to an industrial partner at prices that are below the local market rate for fuel, or at a fixed rate should the partner wish to hedge against fuel price volatility.

3.           Potential for Lower Emissions

Our P2O processor produces fuel that is virtually sulphur free, providing the industrial partner with the potential to lower the hazardous emissions generated by its operations to the extent that the industrial partner would otherwise be utilizing fuel with higher sulphur content. This could facilitate compliance with applicable hazardous emission standards and potentially reduce environmental compliance costs.

4.           Economies of Scale

If the industrial partner is a business that bids on waste streams, or is permitted to handle waste streams, partnering with us may allow the industrial partner to make more competitive bids to purchase waste material because it may not have to account for the tipping and other costs of disposing of waste plastic. In addition, we believe that having a P2O processor will provide an incentive on the part of the industrial partner to collect more plastic or larger amounts of waste streams that contain plastic because the partner will be sharing in the revenue from fuel sales, and/or using the fuel produced from its waste plastic.

Business Strategy

Our business strategy is set out below.

1.           Establish initial P2O processing sites.

Our P2O business model allows us to simultaneously pursue multiple commercial opportunities across the plastic and fuels markets. We intend to both own and operate our own P2O processing sites to receive shipments of plastic to be converted into fuel, as well as own and operate P2O processors on industrial partner sites to be operated under revenue-sharing arrangements. We will seek industrial partners with a need to dispose of waste plastic and/or consume significant amounts of fossil fuels as part of their operations. We will target industrial areas with a high volume of recycling activity and a large population base. We are currently negotiating with two unrelated industrial companies to establish our initial partner sites. However, there can be no assurance that such negotiations will lead to any agreement for the establishment of such sites.

2.           Provide rights to introduce our P2O process in certain geographic locations.

As another means of commercially developing our P2O business, we will seek opportunities to provide third parties with the rights to introduce our process for the purposes of developing Company-owned P2O sites in certain geographic locations. This could be in the form of area development agreements for select geographic locations or individual joint venture or licensing arrangements. For example, in February 2010, we entered into a letter of intent for an area development agreement for 45 land-based P2O processing sites in the State of Florida, and a letter of intent for a joint venture agreement providing for the development of marine based P2O processors. We are currently accepting pre-applications for P2O sitelicenses.

3.           Seek additional financing.

We will require additional capital in order to develop our initial P2O sites and achieve our other business objectives. We intend to seek additional capital through brokered and non-brokered sales of securities to investors. Capital raised will be used to facilitate the development of the P2O business generally and more specifically to expedite the construction and operation of P2O processors.

4.           Expand management team.

We are an early-stage company. We believe that we will benefit from recruiting additional members of management as we continue to develop our Plastic2Oil business. We will seek to expand our management team as necessities and resources permit.

Competitive Strengths

1.           Plastic2Oil is an alternative to disposing of waste plastic, not just a means for producing fuel.

Plastic2Oil offers an alternative to disposing of waste plastic. This is facilitated by the ability of our P2O processor to accept raw, unwashed and mixed plastics as feedstock. In the United States and Canada, a substantial amount of plastic is currently considered waste and is disposed of in landfills, resulting in tipping costs levied by the landfill or other waste disposal facility. We believe that the current low landfill diversion rates for waste plastic in the United States and Canada, together with the costs of transporting and disposing of plastic in bulk, present a significant opportunity to provide an alternative to conventional recycling and waste disposal.

2.           The P2O catalyst and process provide a highly efficient means of converting plastic into fuel.

Our proprietary P2O catalyst provides a highly efficient means of converting plastic into fuel. This is essential since the economic viability of the P2O process depends on it being both a cost-competitive means of disposing of waste plastic and an efficient and non-energy-intensive means of producing fuel. Approximately one litre of oil is produced from each kilogram of plastic waste. Our process involves minimal electricity to operate, and the energy balance of the P2O process is positive, meaning that more energy is produced than is consumed by the process.

3.           Low capital costs and small footprint.

The processors have a modular design and are built with standardized components, making construction of P2O processors relatively straightforward and low cost. We have designed our P2O processors to take up approximately 1,000 square feet of space (for processors with up to a 20 MT capacity), giving the processors a small footprint. This facilitates the construction of multiple processor sites. We estimate that the costs of constructing our initial P2O processors on industrial partner sites will be in the range of $400,000 to $900,000, which we believe to be substantially less than the cost of constructing waste-to-fuel facilities offered by our competitors.

4.           Validation of repeatability and scalability of P2O processors.

Since December 2009, IsleChem has conducted extensive chemical, analytical and process engineering testing for the P2O process, including more than 60 small-scale runs of various types of multicoloured, mixed plastic feedstock. After analyzing the energy consumption, residue, off-gas, and material balance in the process, IsleChem determined that our P2O process was repeatable and scalable. See “—Testing and Scale Up”.

P2O Process and Operations

There are various processes in existence for converting plastic and other hydrocarbon materials into products for use in the production of fuels, chemicals and recycled items. These processes include pyrolysis (conversion using dry materials at high pressure and temperature in the absence of oxygen), catalytic conversion (conversion using a catalyst for stimulating a chemical reaction), depolymerization (conversion using superheated water and high pressure and temperature) and gasification (conversion at high temperature using oxygen or steam). The Plastic2Oil conversion process is similar to pyrolysis, and involves the cracking of plastic hydrocarbon chains at ambient pressure and low temperature using a reusable catalyst.

In addition to liquid fuel, our P2O process produces off-gas, which is similar to natural gas. In order to avoid having to “flare” (i.e., burn) the off-gas, we use a gas compression system that buffers and regulates the off-gas and then feeds the off-gas into the P2O processor’s furnace, creating a closed loop operating system. Any excess off-gas is stored in mobile tanks and can be sold or used to cold-start the P2O processor’s furnace. Accordingly, our P2O process requires minimal external energy to operate since our P2O processor can operate on its own captured and stored off-gas.

To most efficiently load the P2O processor, the plastic feedstock is passed through a shredder and granulator. A hopper is loaded with approximately 1,800 pounds of waste plastic using a forklift. The plastic is loaded into the processor by a continuous conveyor belt between the hopper and reactor. The plastic is then fed into the processor chamber where it is heated by burning off-gas produced from the conversion process. In the reactor, plastic hydrocarbons are cracked into various shorter hydrocarbon chains and exit in a gaseous state. Any residue or non-usable substances remain in the processor chamber and must be removed periodically. From the processor, the gasses containing fuel oil and naphtha are condensed and separated, then proceed into temporary fuel tanks. The fuel output is transferred to additional tanks for storage automatically by the system. Our automated systems control the conveyor feed rate, manages system temperatures and the off-gas compression systems and controls the pumping out of newly created fuel to storage tanks. The entire cycle for one 1,800 pound load of plastic takes less than one hour.

Our 20 MT capacity P2O processor at the Niagara Falls Facility resides in an approximately 10,000 square foot building and is about 24 feet high at its highest point. Operations and general maintenance for this processor requires approximately 3,000 square feet of space. The process is automated, and the machine is equipped with 63 different sensors. General operations involve monitoring the display screen to track the machine’s operating parameters, and the loading of plastic onto the machine’s in-feed system.

We expect that P2O operations will run on a continuous basis, with expected downtime limited to machine maintenance and cleaning out residue from the reactor. We believe that the continuous feeding of plastic optimizes production output. We have developed a computer system for the P2O processor which tracks and provides data on the operations in real-time on a monitor beside the P2O processor. Because of the highly automated nature of the processor, operations require minimal personnel. Individuals will be required to load plastic onto the in-feed system, monitor the process and provide general service and maintenance. We anticipate that two employees per shift will be adequate to operate a P2O processor, although this would depend on the size of the P2O processor and nature of the site on which it is located.

Other additions have been made to the P2O processor at the Niagara Falls Facility in order to increase efficiencies and improve operation of the processor. For instance, additional condensers and fuel storage tanks were added to better separate and store the naphtha and fuel oil. Other improvements included an expansion of the furnace, installation of a small cooling tower, an automated in-feed system, and more effective heat transfer mechanisms within the reactor.

We hold permits for two additional P2O processors at the Niagara Falls Facility. We believe these processors would be capable of achieving the same performance standards as its existing 20 MT capacity processor.

Feedstock

The P2O process uses waste plastic as a feedstock that producers of waste plastic would otherwise consider sending to landfill. In the jurisdictions in which we seek to establish P2O sites, conventional recycling is either not available or not economically viable for businesses that produce waste plastic in bulk, resulting in landfilling being the most common means of disposing of waste plastic.

A significant advantage of our P2O processor is its ability to accept raw, unwashed and mixed plastics. We will target businesses and other organizations that generate high volumes of unrecyclable waste plastic, and which would otherwise incur transportation, tipping and other costs in order to do so. As such, our business model is premised on the ability to obtain plastic feedstock at little or no cost.

Testing and Scale-Up

On December 9, 2009, IsleChem, an independent chemical firm providing contract R&D, contract manufacturing and scale-up services, was engaged by JBI to validate the P2O process and provide engineering support so that JBI could apply for an Air Permit for the Niagara Falls Facility.

Since December 2009, IsleChem has conducted extensive chemical, analytical and process engineering testing for our P2O process. IsleChem has performed more than 60 small-scale runs of various types of multicoloured, mixed plastic feedstock. After analyzing the energy consumption, residue, off-gas, and material balance, IsleChem determined that our P2O process is repeatable and scalable. In confirming the validity and reliability of the P2O process, IsleChem provided the following information regarding the fuel product composition and process emissions:

•	JBI’s P2O solution is repeatable and scalable.

•	Approximately 85-90% of the hydrocarbon composition in the feedstock is converted into a “near diesel” fuel.

•	Approximately 8% of the hydrocarbon composition in the feedstock is converted to a usable off-gas similar to natural gas.

•
Approximately 2% of the feedstock remains in the processor as a residue. This analyzed residue contains various metals from coloring agents, a small amount of carbon, and other plastic additives that were originally in the feedstock plastic.

•	The fuel product was analyzed with a gas chromatograph and the chromatogram is similar in many respects to diesel fuel.

•	The fuel product viscosity is approximately 2 cP @ 40 degrees Celsius, and is an amber fuel.

•	The fuel product contains only trace amounts of sulphur.

•	The fuel product Cetane number exceeds 40.

•	The residue does not appear to contain any highly toxic or difficult to dispose of components.

•	There is no evidence of air toxins in the emissions.

•	The energy balance of the process is positive; that is, more energy value is produced than is consumed by the process. Early data suggests that it is by as much as a factor of two.

All plastics tested produced residue of only about 1%, which passes all Toxicity Characteristic Leaching Procedure testing, is non-hazardous, and is permitted in landfills.

IsleChem’s results were consistent with our results. Various other fuel tests were conducted by Intertek and Petrolabs. Following such testing, we assembled at the Niagara Falls Facility a large-scale P2O processor capable of processing at least 20 MT of plastic per day. We then engaged CRA, an independent engineering and consulting firm, to perform a stack test (which measures emissions from the P2O processor’s vent), a required step in obtaining permits from the NYSDEC in order to operate commercially. The stack test was monitored by the NYSDEC and was completed on August 17, 2010.

On September 17, 2010, we received the draft stack test report from CRA. We were satisfied with the results, as they indicated that the P2O processor releases a high percentage of oxygen into the air while emitting very little, if any, toxic substances during the conversion process. CRA’s stack test results are summarized below:

Substance	Emission to the Stack
Oxygen	14.87%
Carbon Monoxide (CO)	3.16 ppm
Nitrous Oxide (NO)	86.4 ppm
Sulphur Dioxide (SO2)	< 1 ppm
Total Hydrocarbons (THC)	< 1 ppm
Particulates	< 0.02 lb/hr

The final stack test report was provided in October 2010. The stack test confirmed that the emissions from the P2O processor at the Niagara Falls Facility were less than a 4 million BTU natural gas furnace, and below the maximum levels imposed by any permit needed to commercially operate the P2O processor at that location. Given these results, the Company would be able to operate the Niagara Falls Facility without the need for any filters, oxidizers or scrubbers for the stack.

Following receipt of CRA’s stack test report, JBI began working with the NYSDEC to complete and submit an application for the Air Permit, which was required for the Niagara Falls Facility to begin commercial operations. In addition to the Air Permit, the Albany division of the NYSDEC then advised the Company that it would also be required to submit a more specific Beneficial Use Determination ( “BUD”), which JBI completed and submitted to the NYSDEC. On November 10, 2010, JBI’s Air Permit application was officially submitted to the NYSDEC after significant consultation and meetings between the two parties.

JBI was further advised by the Albany division of the NYSDEC that a Solid Waste Permit would be required, which is more extensive than an Air Permit and a BUD, but would allow JBI to expand its P2O business at the Niagara Falls Facility to include feedstock not covered within the limited scope of the BUD or Air Permit. On December 2, 2010, JBI was provided with a working copy draft of the Air Permit.

A meeting was held on December 3, 2010 between representatives of the NYSDEC and JBI, and convened by New York State Senator George Maziarz. At that meeting, the Consent Order was offered to JBI by the NYSDEC which allowed JBI, effective as of December 14, 2010, to commence commercial operations at the Niagara Falls Facility. During this meeting, it was determined that the BUD would not be required for P2O to operate commercially. The Consent Order effectively bridges the time until JBI receives the Air Permit and the Solid Waste Permit from the NYSDEC. The Consent Order terminates upon the earlier of the issuance of the two permits or 6 months from the date of the Consent Order.

Products

The products of the P2O process are naphtha, fuel oil, and an off-gas similar to natural gas. Naphtha is similar in many respects to gasoline, and fuel oil is similar in many respects to diesel fuel. The lighter naphtha can be refined into gasoline or used for other applications, and the heavier fuel oil is intended for use in furnaces, boilers and other heating applications.

We intend to market and sell naphtha and fuel oil as a virtually sulphur-free, high-quality commodity. Additionally, we own a fuel-blending facility which has a one million litre capacity. The fuel-blending facility allows us to blend the fuels that are produced from the P2O process to government specifications and self-certify the blended fuels. We are then able to sell these fuels to retail vendors or end-users as  gasoline or diesel.

Excess off-gas that is produced by the P2O process is mainly used to fuel the furnace that heats the P2O process, and excess gas is stored in mobile tanks and can be sold or used to cold-start the P2O processor’s furnace.

We do not currently have any contracts in place with third parties for the supply of our P2O fuel. We have recently hired an experienced fuel blender, Colin Robbins, who has industry experience and contacts that will assist us in the sale of our P2O finished fuel products.

The products produced by our non-P2O businesses are described below under “—Other Businesses—Javaco”, “—Other Businesses—Pak-It” and “—Other Businesses—Data Recovery & Migration”.

Suppliers

We do not currently have any significant contracts in place for the supply of goods or services to us.

Facilities

We currently have four facilities that we use for our P2O business, which are described below.

1.           Head Office

On June 7, 2010, we purchased a building in Thorold, Ontario to be used as our corporate headquarters. The building was purchased for C$380,000, with a $100,000 down payment. We then entered into a 5-year mortgage for the remaining C$280,000, bearing interest at 7% per annum, calculated semi-annually.  Following this purchase, in July 2010, we closed our Cambridge, Massachusetts office that formerly served as our corporate headquarters.

2.           Niagara Falls Facility

The Niagara Falls Facility is our first commercial-scale P2O facility, and also facilitates further enhancements to our P2O process as well as research and development. We have enhanced the security at the facility by installing a multi-camera security system, a video archival security system, a perimeter fence and by building a small guardhouse to control access to the facility. We have contracted with off-duty East Buffalo law enforcement to protect and secure the property around the clock. On April 4, 2011 we purchased this 15,000 square foot facility for $401,978. The Company applied $301,978 worth of credits against this purchase price, and provided the seller of the property $100,000 payment at the closing. The credits on the property included an insurance adjustment credit to the seller, rent payment already paid to the seller by the Company from the dates of April to February 2011, and a seller-held mortgage for the remaining balance of the purchase price, which is $216,832. The Company has issued the seller a promissory note for $216,832 which is due on October 4th 2011, bearing a current interest rate of 0% per annum, and a 5% per annum interest on the balance due if the Company falls into default on the promissory note.

2.           Recycling Facility

We have an 18,000 square foot recycling facility located on a 9 acre site in Thorold, Ontario that accepts, separates and processes paper, plastics and other materials. The facility houses three bailers, several trailers, and a shredder that JBI purchased in 2010. The solid waste permit that JBI procured through this lease agreement allows for 300 MT of waste material to be processed and stored on-site at any one time, which assists in facilitating the supply of plastic feedstock for the Niagara Falls Facility. In December 2010, JBI executed an agreement to lease this property for a period of 20 years, expiring on December 31, 2030. The lease provides for monthly payments equal to the greater of (i) 20% of revenue generated at the recycling facility, or (ii) an amount between $8,000 and $10,000, as set forth in the lease.

3.           Fuel Blending Facility

In June 2010, we purchased a one million litre capacity fuel blending facility in Allanburg, Ontario for C$130,000, paid in full at the time of purchase. The fuel-blending facility allows us to store, blend, analyze and self-certify the fuels produced from the P2O process. In order to construct and operate a P2O processor at the fuel blending facility, an amendment to the current permit must be approved by the Ontario Ministry of the Environment. We undertook significant upgrades to ensure the site’s operational integrity.

Other Businesses

Javaco

In August 2009, we purchased 100% of the outstanding shares of Javaco, Inc. Javaco is a retail and wholesale distributor of equipment, hardware and tools for maintenance and construction. Javaco distributes over 100 lines of equipment, including fibre optic transmitters and radio frequency connectors used in telecommunications applications, network, internet and broadband telephone accessories and home theatre equipment. Javaco’s website allows customers to purchase up-to-date brand name products, sorted by manufacturer, at reasonable prices. As a telecommunications provider, Javaco helps its customers minimize their impact on the environment by providing solutions that allow them to move information and ideas, rather than goods and people. Javaco also provides in-house expertise that allows us to establish our own secure global communications network, as well as the wireless components that protect our proprietary P2O catalyst. Javaco’s presence in Mexico was considered as an alternative to facilitate the construction of a Mexican location to commence P2O operations in the event that there were to be construction or permitting impediments at our Niagara Falls Facility.

Javaco’s customers include major cable television systems and their contractors. Approximately 85% of Javaco’s sales are to customers in the United States, with the remaining 15% of sales being to customers in Latin America and Mexico. Javaco services clients from its Columbus, Ohio headquarters, using a leased office and warehouse space of approximately 7,000 square feet.

Javaco operates in a very competitive environment in the distribution of fiber optic transmitters and RF connectors. Competition in Mexico and South America can come from local and international suppliers of similar technologies and products. As Javaco adds new lines of products, it faces new risks and competition associated with diversifying its product offerings. Javaco’s business is also affected by general economic conditions, in particular levels of industrial production and fixed investment activity.

As a distribution company, Javaco has established relationships with customers and partners in Mexico and Latin America, and the business depends on developing and maintaining strong customer relationships on both the buy side and sell side. Javaco aims to differentiate itself from its competitors based on price, quality, and service.

Pak-It

During September, 2009, the Company purchased 100% of the membership interests of Pak-It, LLC.   Pak-It TM manufactures cleaning chemicals, and owns two patents that allow for delivery of condensed cleaning chemicals in water soluble film, most often currently used in industrial cleaning operations.

Pak-It provides an innovative, technological approach to chemicals, both in terms of portion control solutions and product breadth that constantly seeks to improve quality and consistency.

Pak-It uses patented technology to deliver liquid cleaner in a water soluble sachet. Pak-It owns two patents; US Patent 6,136,776 and US Patent 6,037,319.  US Patent 6,136,776 was issued on October 24, 2000 and will remain in effect until March 18, 2019. The patent is for water-soluble packets containing liquid germicidal detergent concentrates. It also provides methods of cleaning and disinfecting, in which the packets are added to a volume of water to dissolve and form a cleaning solution, which is used to clean and disinfect a material.  US Patent 6,037,319 was issued on March 14, 2000 and will remain in effect until April 1, 2017. The patent is for water-soluble packets containing liquid cleaning concentrates. The packets are stable despite the presence of any minor amount of water in the cleaning concentrates. Also provided are methods of cleaning in which the packets are added to a volume of water to dissolve and form a cleaning solution, which is used to clean a material.  The products are fully biodegradable and much easier to ship than bulky liquid products. The user simply adds water to the container without measuring or cutting the Pak-It™.  Large retailers (like Home Depot, Staples, and Micheals Craft Stores) and many national Building Service Contractors already using the product have documented significant cost savings from shipping, training, inventory controls and space utilization.

Pak-It also produces private label liquid cleaning supplies for a variety of well known companies, including a retail marine supply company and an international company that sells Pak-It’s with its pressure washers.

Pak-It’s products are manufactured in-house at Pak-It’s 60,000 square foot leased facility in Philadelphia, Pennsylvania. The entire manufacturing and sales process takes place at this facility, from the purchasing and receipt of raw chemicals, to the shipping of finished goods. Pak-It ships products directly to end users, and also sells its products to distributors.

Although the barriers to entry in the cleaning products industry are low, we believe that our Pak-It delivery method offers a lower-cost and more environmentally-friendly cleaning solution for our customers, which differentiates the products from those of our competitors. We also have protection against competitors through our two U.S. patents relating to the Pak-It delivery method. Additionally, the Pak-It name is trademarked, but has not been registered.

Pak-It formerly used a DOS accounting system that made tracking orders and producing product a complicated process, and this inhibited the growth of the business. We have invested in a new accounting system for Pak-It, which went live on the first business day of the 2nd quarter; April 4, 2011. With this new accounting system, purchasing, production orders, inventory, sales, and shipping/receiving are integrated into a network which enables Pak-It to manage capacity for larger sales volumes, increased inventory turnover, and a shortened cash conversion cycle. The implementation of this accounting system was essential for transitioning the plant to be able to operate at increased capacity levels.

Data Recovery & Migration

In June 2009, we purchased certain assets from John Bordynuik, Inc., a corporation founded by John Bordynuik, our Chief Executive Officer. The assets acquired from John Bordynuik, Inc. included tape drives, computer hardware, servers and a mobile data recovery container to read and transfer data from magnetic tapes and these assets are used in our Data Recovery & Migration business.

Magnetic tapes were previously a primary media for data storage. Because of its cost effectiveness, magnetic tape was widely used by government, scientific, educational and commercial organizations for decades. Over time, these tapes can become vulnerable to deterioration when exposed to natural elements, which can render the tapes difficult to read or unreadable using the original tape-reading equipment.

Our Data Business involves reading old magnetic tapes, interpreting and restoring the data where necessary and transferring the recovered data to storage formats used in current systems. The recovered data is verified for accuracy and returned to customers in the media storage format of their choice. Our process gives customers the ability to conveniently catalogue and safely archive difficult-to-retrieve data on readily accessible, contemporary storage media. Users of these services generally include businesses or organizations that have historically stored information on magnetic tape, such as oil and gas companies and academic institutions.

Our process for data recovery was developed by our Chief Executive Officer, John Bordynuik, and continues to be highly dependent on Mr. Bordynuik to interpret the data. This has been an impediment to the Data Recovery & Migration Business achieving revenue in 2010.

At this time, we are not pursuing new Data Recovery & Migration business due to the time constraints faced by Mr. Bordynuik in fulfilling his obligations as Chief Executive Officer. Mr. Bordynuik is currently focusing the majority of his time on overseeing the development of the Plastic2Oil business. However, the Data Recovery & Migration business has the potential to generate significant revenues, since there remains a backlog of tapes to be read, and our customers continue to contact us. We have recently commenced reading the backlog of tapes.

Intellectual Property

To ensure the protection of our proprietary technology, we are currently working on submitting several aspects of both the P2O processor and the process itself for patent protection.  We also rely on trade secrets to provide protection for our proprietary P2O process and catalyst. However, we currently have no patent protection for our P2O process and processor. A lack of patent protection could have a material adverse effect on our ability to gain a competitive advantage for our P2O processors, since it is possible that our competitors may be able to duplicate the P2O process for their own purposes. The Company holds two U.S. patents relating to the Pak-It delivery method. See “Risk Factors—Risks Related to Our Business”.

Research and Development

Given our strategic focus on developing our P2O business, we anticipate that our research and development activities in the short to medium-term will mostly relate to our P2O processors and the construction, operation and systems management of those processors. Specifically, we will seek to increase the operational capabilities and performance of our P2O processors. Research and development costs were approximately $ 519,361 for 2010.

Employees

As of December 31st 2010, the Company and its subsidiaries have approximately 65 employees.  Including temporary labour, there are approximately 14 employees located at our headquarters, 11 P2O employees located at the Niagara Falls Facility, 5 Javaco employees and approximately 35 Pak-It employees. We also work with a broad base of experienced consultants.

Licenses, Patents and Trademarks

Pak-It uses patented technology to deliver liquid cleaner in a water-soluble sachet. The products are fully biodegradable and much easier to ship than bulky liquid products. The user simply adds water to the container without measuring or cutting the Pak-It. JBI has a patent related to its Data Business, for the recovery of tape information. Also, JBI is in the process of filing 5 separate patents for its Plastic2Oil Processor.

Environment and Other Regulatory Matters

As JBI develops and commercializes its P2O business, it will be subject to extensive and frequently developing federal, state, provincial and local laws and regulations, including, but not limited to those relating to emissions requirements, fuel production, fuel transportation, fuel storage, waste management, waste storage, composition of fuels and permitting. Compliance with current and future regulations could increase the potential costs of operating JBI’s subsidiaries.  Management believes that the Company is currently in substantial compliance with applicable environmental regulations and permitting.

JBI’s operations require governmental permits and approvals. Management believes that the Company has obtained, or is in the process of obtaining, all necessary permits and approvals for the operations of its P2O business; however, any of these permits or approvals may be subject to denial, revocation or modification under various circumstances.  Failure to obtain or comply with the conditions of permits and approvals or to have the necessary approvals in place, may adversely affect the Company’s operations and may subject the Company to penalties.

The Company realized that there was a considerable amount of business value being lost to inefficient internal controls and operating procedures due to the accounting system the Company inherited when Pak-It was purchased in September 2009. Following the acquisition, the Company focused on restructuring Pak-It’s internal controls and procedures, which led into the integration of a new accounting system.

JBI, Inc. is not aware of any existing or probable government regulations that would have a material effect on our business.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC, including, but not limited to , our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  You may obtain copies of these reports directly from us or from the SEC at the SEC Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov. For further discussion concerning the Company’s business, see the information included in Item 7 (Management’s Discussion and Analysis of Financial Condition and results of Operations) and Item 8 (Financial Statements and Supplementary Data) of this Report.

ITEM 1A. RISK FACTORS

The following risk factors should be considered in evaluating our businesses and future prospects. These risk factors represent what we believe to be the known material risk factors with respect to our business and the Company. Our business, operating results, cash flows and financial condition are subject to these risks and uncertainties, any of which could cause actual results to vary materially from recent results or from anticipated future results.

Risks Related to our Business

We are an early stage company with a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including losses of $110,962, $1,839,478 and $14,343,469 in 2008, 2009 and 2010, respectively. We expect to incur losses and have negative cash flow from operating activities for the foreseeable future. We are an early stage company that is in transition to focus more on the development of our P2O business and less on our other businesses. To date, our revenues from our other businesses have been limited and we have not generated any revenues from the sale of fuel pursuant to our P2O business. Historically, our revenues have been generated from our Javaco, Pak-it, and the Data Business. We expect to spend significant amounts on the further development of our P2O business, including to enter into agreements with industrial partners and other third parties with respect to P2O sites, to build our initial P2O processors for industrial partners and other third parties and for marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. It is not certain when we will achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We may experience significant fluctuations in our revenues and we may incur losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of investors and securities analysts, which may result in a decrease in the market value of our securities.

We have a limited operating history and are now focusing on our P2O business, which may make it difficult to evaluate our current business and predict our future performance.

In the second quarter of 2009, we recognized our first revenues from the Data Business. Since acquiring Javaco and Pak-It, in August and September of 2009, respectively, we have generated additional revenues. However, since we are now focussing on our P2O business, our limited operating history may make it difficult to evaluate our current business and predict future performance. Any assessments of our current business and predictions about our future success or viability may not be as accurate as otherwise possible if we were continuing to focus only on our Javaco, Pak-It and Data Business businesses or if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business will be harmed.

There is no guarantee that we will be able to maintain the current revenues of our non-P2O operating segments, and accordingly our financial statements may not be a reliable indicator of our future earnings potential.

Our P2O business is now in the commercialization phase. However, the Company’s operating segments, Javaco, Pak-it, and Data Business, have generated revenues from the sales of communications equipment, chemical cleaners, and data recovery services, respectively. These activities provided the Company with consolidated revenues of $12,419,168 and $3,907,527 for the years ended December 31, 2010 and 2009, respectively. 2010 revenue was derived solely from Javaco and Pak-It. There is no guarantee that we will be able to maintain or improve such revenues, particularly since we are now focussing on our P2O business and we may not have the resources to expand or continue to develop our non-P2O businesses. We plan to construct P2O processors to facilitate the growth of our core business and to generate free cash flow. Our future profitability depends on our ability to limit development costs, while simultaneously penetrating the market for our P2O business. Because the risks involved in our development of the P2O business are different from the risks involved with operating our other businesses, the Company’s financial statements may not be a reliable indicator of our future earnings potential.

Furthermore, the development of our P2O business will require a significant amount of time. We may need to significantly reduce or halt some of our other business development activities in order to limit our expenses. In addition, if we are unable to produce fuel from our P2O business, or if we are unable to produce fuel at the volumes, rates and costs we expect, we would be unable to match our revenue expectations, and our business, financial condition and results of operations could be materially adversely affected.

We need substantial additional capital in the future in order to develop our business.

Our future capital requirements will be substantial, particularly as we develop our P2O business.  Barring any unforeseen expenses, we believe that our current cash and cash equivalents will allow us to implement commercial operations at the Niagara Falls Facility. Because the costs of developing the P2O business on a commercial scale are highly contingent on our approach to commercialization, and could be subject to many variables, including site-specific development costs, we cannot currently reasonably estimate a necessary capital amount required to expand the P2O business beyond the Niagara Falls Facility. If we are successful in achieving our plans to enter into P2O industrial partnerships, we will require significant additional funding to execute such partnerships and may not be able to rely on funding through our own earnings. Funding would be required for constructing P2O processors and developing other aspects of our P2O business with our industrial partners.

To date, we have funded our operations primarily through private offerings of equity securities. If future financings involve the issuance of equity securities, our existing shareholders would suffer dilution. If we were able to raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. Our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned. We may also choose to seek additional capital sooner than required due to favourable market conditions or strategic considerations.

Our future capital requirements will depend on many factors, including:

•	the financial success of our P2O segment and other operating segments;

•	the timing of, and costs involved in, developing our P2O business for the production and sale of fuel;

•	the timing of, and costs involved in, entering into agreements with suitable industrial partners, and the timing and terms of those agreements;

•	the cost of constructing P2O processors and the amount of other capital expenditures;

•	the effects of any future sale of our other businesses;

•	our ability to gain market acceptance for our fuel products;

•	our ability to negotiate distribution or sale agreements for the fuel we produce, and the timing and terms of those agreements;

•	the timing of, and costs involved in obtaining, the necessary government or regulatory approvals and permits; and

•
the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent, trademark and other intellectual property claims, including litigation costs and the outcome of such litigation.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If funds are necessary or required and are not available to us on a timely basis, we may delay, limit, reduce or terminate:

•	our R&D activities;

•	our plans to construct additional P2O processors;

•	our plans to expand the P2O business through industrial partnerships;

•	our activities in negotiating agreements necessary in connection with the commercial scale operation of the P2O business; and

•	development of the P2O business, generally.

If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, construct P2O processors, enter into agreements with suitable industrial partners, take advantage of other strategic opportunities and otherwise develop our P2O business could be significantly limited. We may not be able to raise sufficient additional funds on terms that are favourable to us, if at all. If adequate funds are required for operations and are not available, we will not be able to successfully execute our business plan or continue our business.

Our future success is dependent, in part, on the performance and continued service of John Bordynuik, and on being able to attract and retain qualified management and personnel.

We are presently dependent to a great extent upon the experience, abilities and continued business services of John Bordynuik. Mr. Bordynuik has been critical to the development of Plastic2Oil, and the loss of his services could have a material adverse effect on our business, financial condition or results of operations, and could also significantly limit our growth potential.

Our planned activities will require additional expertise in specific areas applicable to our P2O business and other businesses. These activities will require the addition of new personnel, and the development of additional expertise by existing personnel. The inability to attract personnel with appropriate skills or to develop the necessary expertise could impair our ability to develop and grow our business.

The loss of any key members of our management or the failure to attract or retain qualified management and personnel who possess the requisite expertise for the conduct of our business could prevent us from developing our businesses and entering into industrial partnerships or licensing arrangements to execute on our business strategy. We may be unable to attract or retain qualified personnel in the future due to the intense competition for qualified personnel amongst technology-based businesses, or due to the unavailability of personnel with the qualifications or experience necessary for our business. Competition for business, financial, technical and other personnel from numerous companies and academic and other research institutions may limit our ability to attract and retain such personnel on acceptable terms. If we are unable to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our industrial partners and customers in a timely fashion or to support continued development of our P2O business.

We may not be able to successfully identify suitable P2O industrial partners that can work with us under mutually beneficial contracts.

One of the key elements of our P2O business strategy is entering into agreements with industrial partners that generate significant amounts of waste plastic and/or consume significant amounts of fuel. To date, we have been contacted by several parties that are interested in pursuing an arrangement. However, we may not find suitable industrial partners with whom we can implement our business strategy, and we may not be able to identify facilities suitable for a P2O partnership. Even if we successfully identify a facility suitable for a P2O partnership, we may not be able to acquire access to such facility in a timely manner, if at all. Our potential industrial partners may reach an agreement with another party, refuse to consider a partnership, or demand more or different terms and conditions than we are willing to agree to. Even if our partners are interested in entering into an agreement that grants us access to free plastic feedstock and their facility, negotiations may take longer, or cost more, than we expect, and we may never enter into a final agreement. Even if we are able to enter into agreements with industrial partners, we may fail to access enough plastic feedstock at the partner site to meet the volume demands of our fuel customers, including the industrial partner supplying the plastic feedstock. Failure to acquire access to sufficient plastic feedstock at no cost may slow or stop our commercialization process and could cause our business performance to suffer.

Competitors and potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete or may use their greater resources to gain market share at our expense.

Our P2O business has elements of both a recycling business and a fuel sales business. The recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Our P2O business faces mild competition in the plastics-to-energy market, including competition from Envion, Polymer Energy, LLC, and Agilyx, who have each developed alternative methods for obtaining and generating fuel from plastics.

If we were to split our P2O business into a stand-alone recycling business and a stand-alone energy business, our competition would increase significantly, since there are many more competitors in each of those businesses. For instance, our P2O business faces competition in acquiring plastic feedstock, because there are other technologies and processes that are being developed and/or commercialized to offer recycling solutions for plastic. There is also significant competition from businesses in the energy sector that sell fuel. We expect the fuels industry to be extremely competitive, with competition coming from conventional fuel producers as well as other providers of alternative and renewable fuels. Companies in the fuel sales business may be able to exert economies of scale in the fuels market to limit the success of our fuel sales business. Technological developments by any form of competition could result in our products and technologies becoming obsolete.

Our ability to compete successfully will depend on our ability to provide a solution to potential industrial partners that addresses both the costs of disposing of or recycling waste plastic and the costs of buying fuel. Many of our competitors have substantially greater production, financial, research and development, personnel, and marketing resources than we do. In addition, certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us. As a result, our competitors may be able to develop competing, superior or more cost-effective technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or service offering increases, which could lead to litigation. Furthermore, to secure purchase agreements from certain customers, we may be required to enter into exclusive supply contracts, which could limit our ability to further expand our sales to other customers. Likewise, major potential customers may be locked into long-term, exclusive agreements with our competitors, which could inhibit our ability to compete for their business.

In addition, various governments have recently announced a number of spending programs focused on the development of clean technologies, including alternatives to petroleum-based fuels and the reduction of carbon emissions. Such spending programs could lead to increased funding for our competitors or a rapid increase in the number of competitors within these markets.

Our limited resources relative to many of our competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and market share, adversely affect our results of operations and financial position and prevent us from obtaining or maintaining profitability.

The effectiveness of our P2O business model may be limited by the availability or potential cost of plastic feedstock sources.

Our P2O business model depends on the availability of waste plastic obtained at little or no cost to be used as a feedstock to produce our end fuel products. Our P2O business model, to a large extent, is based on the premise that industrial partners, in a mutually beneficial exchange, will supply us with plastic feedstock at no cost. If the availability of plastic feedstock decreases, or if we are required to pay for plastic feedstock, this will reduce our production and potentially reduce our profit margins as we are forced to use alternative, more costly measures to collect plastic feedstock. In some instances, we may need to transport plastic feedstock to our facilities, which may pose technical, logistical or operational challenges that may delay production or increase our costs. It is possible that an adequate supply of plastic feedstock may not be available to our P2O processors to meet daily processing capacity. This could have a materially adverse effect on our financial condition and operating results.

Our P2O financial results will also be dependent on the operating costs of our P2O processors, including costs for plastic feedstock, if any, and the prices at which we are able to sell our end products. Volatility in the pricing of plastic feedstock as well as the market price for commodities such as fuel could have an impact on this relationship. General economic, market, and regulatory factors may influence the availability and potential cost of waste plastic. These factors include the availability and abundance of waste plastic, government policies and subsidies with respect to waste management and international trade and global demand and supply. The significance and relative impact of these factors on the availability of plastic is difficult to predict, especially without knowing the extent of the availability of waste plastic we may require due to customer demand for our finished fuel products.

We will, for the very near future, depend on one P2O production facility for revenues related to the P2O business. Therefore, any operational disruption could result in a reduction of our fuel production volumes.

A portion of our anticipated revenue for fiscal 2011 will be derived from the sale of fuel that we produce at the Niagara Falls Facility. We may need to incur additional expenses to increase production at that facility. Any failure of the Niagara Falls Facility to produce fuel at anticipated cost and capacity levels would adversely affect our free cash flow and our ability to build other planned production facilities, based on the P2O technology and processes employed at the Niagara Falls Facility. Such failure would adversely affect our business, financial condition and results of operations.

Our operations would be subject to significant interruption if the Niagara Falls Facility were to experience operating issues or were to be damaged or otherwise subject to operational disruption. In addition, our operations may be subject to labour disruptions or unscheduled downtime, or other operational hazards inherent in manufacturing industries, such as equipment failures, fires, explosions and transportation accidents. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property, plant and equipment or environmental damage, and may result in suspension or termination of operations and the imposition of civil or criminal penalties. In addition, our insurance may not be adequate to fully cover the potential operational hazards described above, and there is no guarantee that we will be able to renew our insurance on commercially reasonable terms or at all.

We have restated our financial statements on several occasions. If we fail to remedy deficiencies with respect to our internal control systems or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

We have restated our financial statements on several occasions. Effective internal control systems are necessary for us to provide reliable financial reports and prevent fraud. The Company is currently required to be in compliance with Section 404 (a) of the United States Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) (which requires us to present to our independent registered public accounting firm our evaluation and report on our internal control over financial reporting for the year ending December 31, 2010). The process of implementing our internal controls and complying with U.S. securities laws will be expensive and time consuming, and will require significant attention of management.

The Company believes there exists no material weaknesses in its internal control systems.  However, the Company is working to eliminate identified weaknesses in its internal control systems and believes that our internal control systems do have significant deficiencies in particular areas. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. These significant deficiencies are a result of a lack of policies and procedures, with the associated internal controls, to appropriately address routine transactions, as well as a lack of a sufficient number of qualified personnel to timely account for such transactions in accordance with US GAAP. These deficiencies exist within Pak-It, which was a private company prior to being acquired by the Company, and not subject to audits or policies and procedures that are necessitated by being a public company. These deficiencies in internal controls resulted in the recording of numerous audit adjustments and delayed our financial statement closing process for the fiscal year ended 2009. The Company has been working towards eliminating these deficiencies by instituting new policies, procedures, and accounting systems. However, to the extent these deficiencies continue to exist, the accuracy and time lines of financial reporting may be adversely affected.

We have taken numerous steps to address the underlying causes of the internal control deficiencies, primarily through the development and implementation of policies, improved processes and documented procedures, and the retention of third-party experts and contractors. If we fail to remediate deficiencies in our internal control systems or are unable to implement and maintain effective internal control over financial reporting to meet the demands placed upon us as a public company, including compliance with the Sarbanes-Oxley Act, we may be unable to accurately report our financial results altogether, or unable to report them within the timeframes required by law or exchange regulations.

Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP, because of inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.  Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations.  If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price.

We cannot be assured that in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered, a risk that is significantly increased in light of our limited resources and early stage nature of our business. If our efforts to remediate significant deficiencies are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations or cash flows could be impaired, which could lead to late filings of our annual and quarterly reports or filings, restatements of our consolidated financial statements, a decline in our share price, suspension or delisting of our shares, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

Our P2O process and processors may fail to produce fuel at the volumes, yields and costs we expect.

Even if we secure access to sufficient volumes of waste plastic, our P2O processors may fail to perform as expected. We currently have only one P2O processor, which is located at the Niagara Falls Facility. Our P2O processor does not have a long operating history, and accordingly the equipment and systems in any given P2O processor may not operate as planned. Our systems may prove incompatible with the facility of an industrial partner, or require additional modification after installation. We may be required to replace parts more often than expected. Different plastic feedstock may result in different fuel yields. The presence of contaminants in our feedstock could reduce the purity of the fuel that we produce and require further investment in more costly separation processes or equipment. Unexpected problems may force us to cease or delay production and the time and costs involved with such delays may be significant. Any or all of these risks could prevent us from achieving the production volumes and yields, and producing fuel at the costs, necessary to achieve profitability from our P2O business. Failure to achieve expected production volumes and yields, or achieving them only after significant additional expenditures, could substantially harm our commercial performance.

We may have difficulties gaining market acceptance and successfully marketing our fuel to our customers.

A key component of our P2O business strategy is to market our fuel to end users, whether commercial or retail. If we fail to successfully market our P2O fuel to commercial or retail customers in circumstances where an industrial partner is not acquiring the fuel for its own use, our business, financial condition and results of operations will be materially adversely affected.

To gain market acceptance and successfully market our P2O fuel to commercial or retail customers, we must effectively demonstrate the advantages of using P2O fuel over other fuels, including conventional fuels, biofuels and other alternative fuels and blended fuels. We must show that P2O fuel is a direct replacement for fossil fuels. We must also overcome marketing and lobbying efforts by producers of other fuels, many of whom have greater resources than we do. If the markets for our P2O fuel do not develop as we currently anticipate, or if we are unable to penetrate these markets successfully, our revenue and revenue growth rate could be materially and adversely affected.

Pre-existing contractual commitments, unwillingness to allow a P2O processor on site and distrust of new production methods for fuel, among other factors, may slow market acceptance of our P2O fuel.

We believe that consumer demand for environmentally conscious products will drive our P2O fuel demand. One of our marketing strategies is to leverage this demand to obtain commitments from large industrial partners that can both use our fuel, and save money doing so. We believe these commitments will, in turn, promote industry demand for our P2O fuel and process. If consumer demand for environmentally conscious products fails to develop at sufficient scale or if such demand fails to drive large industrial partners to seek sources of alternative fuels, our revenue and growth rate could be materially and adversely affected.

Adverse public opinions concerning the alternative fuel industry in general could harm our business.

The plastic-to-fuel industry is new, and general public acceptance of this method of recycling and fuel generation is uncertain. Public acceptance of P2O fuel as a reliable, high-quality alternative to traditionally refined petroleum fuels may be limited or slower than anticipated due to several factors, including:

•	public perception issues associated with the fact that P2O fuel is produced from waste plastics;

•	public perception that the use of P2O fuel will require excessive furnace, boiler or engine modifications;

•	actual or perceived problems with P2O fuel quality or performance; and

•	to the extent that P2O fuel is used in transportation applications, concern that using P2O fuel will void engine warranties.

Such public perceptions or concerns, whether substantiated or not, may adversely affect the demand for our fuels, which in turn could decrease our sales, harm our business and adversely affect our financial condition.

We lack experience operating commercial scale P2O processors and may encounter significant difficulties operating on a commercial scale or expanding our P2O business.

We began commercially operating the Niagara Falls Facility on December 15, 2010. Although we believe that our P2O processors are commercially feasible, there is no assurance that they can be operated profitably on a large scale at a wide variety of locations, including oceangoing ships. We may be unable to effectively manage P2O operations, especially given the potential variables that could affect costs in constructing site-specific P2O processors.

The skills and knowledge gained in operating the Niagara Falls Facility may prove insufficient for successful operation of P2O facilities with a diverse range of industrial partners. We may be required to expend significant time and money to develop our capabilities in processing waste plastic and producing fuel. We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly.

We may face additional operational difficulties as we expand our P2O business. Growth of our business may impose a significant burden on our administrative and operational resources. To effectively manage our growth and execute our development plans, we will need to expand our administrative and operational resources substantially and attract, train, manage and retain qualified management, technicians and other personnel. Failure to meet the operational challenges of developing and managing our P2O business, or failure to otherwise manage our growth, may have a material adverse effect on our business, financial condition and results of operations.

We have limited experience in structuring arrangements with industrial partners or for the purchase of our P2O fuel products and we may not be successful in this essential aspect of our business.

We have limited experience operating in our customers’ industries, interacting with industrial partners and purchasers of fuel, and in negotiating and entering into industrial partnership, fuel supply and other significant agreements related to our P2O business.

Our Chief Executive Officer has been personally involved in negotiating arrangements with potential industrial partners and other third parties. In addition, we have recently hired an experienced fuel blender, Colin Robbins, who has industry experience and contacts that will assist us in the sale of our finished fuel products. However, obtaining the results we expect from our P2O business may take longer than anticipated and may require that we expand and improve our sales and marketing infrastructure. These activities could delay our ability to capitalize on the opportunities that our P2O process present. The organizations with which we expect to enter into industrial partnership arrangements or fuel purchase arrangements are generally much larger than we are and have substantially longer operating histories and more experience than we have. As a result, we may not be effective in negotiating or managing the terms of our relationships with these companies, which could adversely affect our future results of operations.

We may not be successful in the development of individual steps in, or an integrated process for, the production of commercial quantities of fuel from plastic feedstock in a timely or economic manner, or at all.

We have focused the majority of our P2O efforts on producing fuel from plastics, and our future success depends on our ability to produce commercial quantities of such fuel in a timely and economic manner. The production of P2O fuel requires multiple integrated steps, including:

•	Obtaining plastic feedstock;

•	Sorting, separating and processing plastic feedstock;

•	Collecting, separating and storing fuel produced from the P2O process;

•	Potentially blending our P2O finished fuel product to meet specific government specifications and/or customer requirements; and

•	Storing and distributing our P2O finished fuel product.

We believe that we understand how the engineering and process characteristics of our 20 MT P2O processor at our Niagara Falls Facility will scale up in the engineering of larger P2O processors. Given the testing and other work performed by consultants that we have engaged, we have no reason to believe that scaling up our P2O processor to larger sizes would be unsuccessful.  However, there is no guarantee that it will maintain the same engineering and process characteristics at larger scales. The risk of production or operational problems may increase as we increase the scale of our P2O processors and fuel production operations. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target fuel production and yields at a larger scale, which could delay or increase the costs involved in commercializing our P2O business. There are many technological and logistical challenges associated with each of the processes involved in the procurement of plastic feedstock, and the production, sale and distribution of P2O fuel, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner or at all.

If we fail to manufacture P2O fuel economically on a commercial scale or in commercial volumes, the commercialization of our P2O business and therefore our general business, financial condition and results of operations, will be materially adversely affected.

A decline in the price of petroleum products may reduce demand for our P2O fuels and may otherwise adversely affect our business.

We anticipate that our P2O fuels will be marketed as alternatives to their corresponding conventional petroleum products, such as heating oil, natural gas, naphtha or fuel oil. If the price of oil falls, we may be unable to produce products that are cost-effective alternatives to conventional petroleum products.  Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers or prevent potential customers from entering into agreements with us to buy our P2O products.  During sustained periods of lower oil prices, we may be unable to sell some of our P2O products, which could materially and adversely affect our operating results.

Our operations are subject to various regulations, and failure to obtain necessary permits, licenses or other approvals, or failure to comply with such regulations, could harm our business, results of operations and financial condition.

We are, and may become subject to, various federal, state, provincial, local and foreign laws, regulations and approval requirements in the United States, Canada and other jurisdictions, including those relating to the discharge of materials or pollutants into the air, water and ground, the generation, storage, handling, use, transportation and disposal of waste materials, and the health and safety of our employees.

The Company possesses the Consent Order from the NYSDEC permitting the Company to commercially operate the P2O processor at the Niagara Falls Facility while it waits for the Air Permit and Solid Waste Permit to be granted. The Consent Order terminates upon the issuance of the finalized operating permits or 6 months from the date of the Consent Order, whichever is earlier. While we believe we will obtain the necessary Air Permit and Solid Waste Permit, there is no assurance that these permits will be obtained, or will be obtained on terms and conditions acceptable to us. Failure to obtain these permits on terms and conditions acceptable to us, or at all, could affect the commercial viability of the Niagara Falls Facility, which could have a material adverse effect on our business, financial condition and results of operations.

Our planned P2O operations will require other permits, licenses or other approvals from various governmental authorities. Our ability to obtain, amend, comply with, sustain or renew such permits, licenses or other approvals on acceptable, commercially viable terms may change, as could the regulations and policies of applicable governmental authorities. Our inability to obtain, amend, comply with, sustain or renew such permits, licenses or other approvals may have a material adverse effect on our business, financial condition and results of operations.

Any fuels developed using our P2O process will need to meet applicable government regulations and standards. Any failure to comply, or delays in compliance, with the various existing and future regulations and standards could prevent or delay the commercialization or sale of any fuels developed using our P2O process or subject us to fines and other penalties.

All phases of designing, constructing and operating fuel production facilities present environmental risks and hazards. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges, as well as emissions of various substances produced in association with fuel operations. Legislation also requires that sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner that may result in stricter standards and enforcement, larger fines, penalties and liability, as well as potentially increased capital expenditures and operating costs. The discharge of pollutants into the air, soil or water may give rise to liabilities to governments and third parties, and may require us to incur costs to remedy such discharge.

There is no assurance that our operations will comply with environmental or occupational, safety and health regulations in any applicable jurisdiction. Failure to comply with applicable laws, regulations and approval requirements could subject us to civil and criminal penalties, require us to forfeit property rights, and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them in their personal capacity. These penalties could have a material adverse affect on our business, financial condition and results of operation.

P2O processor sites may have unknown environmental problems that could be expensive and time consuming to correct, which may delay or halt operations, or construction and/or operation of future P2O processors, and delay our ability to generate revenues and net earnings.

We may encounter environmental problems or hazardous conditions at or near our P2O processors and other facilities, including the Niagara Falls Facility, the Recycling Facility, the Fuel-Blending Facility and Pak-It’s facility in Philadelphia. These may delay or halt our existing operations or construction or operation of future P2O processors. If we encounter an environmental problem or hazardous condition at or near one of our sites, or our operations result in contamination of the environment, or expose individuals to hazardous substances, work may be suspended and we may be required to correct the condition prior to continuing construction or further processing or production. The presence of an environmental problem, hazardous condition or contamination would likely delay or prevent construction or operation of a P2O processor on that site and may require significant expenditure of resources to correct the condition. If we encounter any significant environmental problems or hazardous conditions during construction or our operations resulting in contamination of the environment or exposure of individuals to hazardous substances, our revenues and profitability could be adversely affected.

We may be unable to produce P2O fuel in accordance with customer specifications.

Even if we produce P2O fuel at our targeted volumes and yields, we may be unable to produce fuel that meets customer specifications. If we fail to meet specific product or volume specifications contained in a supply agreement, the customer may not purchase our fuel or, to the extent we have an agreement in place for the supply of fuel, the customer may have the right to seek an alternate supply of fuel or terminate the agreement completely. A failure to successfully meet the specifications of our potential customers could decrease demand for our P2O process, and significantly hinder growth of our P2O business.

Depending on contract manufacturers for P2O components exposes our P2O business to risks.

We have limited internal capacity to manufacture our P2O processor components. As a result, we are dependent upon the performance and capacity of third party manufacturers for the manufacturing of many components of our P2O processor.

We do not currently rely on any primary contract manufacturer to produce the components of our P2O processor. However, we expect that as we begin to build additional P2O processors, we will need to rely on particular manufacturers for specific P2O processor components. Our business, therefore, could be adversely affected if these contract manufactures are unable to produce, or are delayed in producing or delivering to us, the required components, the occurrence of which could adversely impact the availability and launch of additional P2O processors. The Company will also qualify other manufacturers for machine parts, but will not have agreements or commitments with such manufacturers. The failure of any manufacturers that we may use to supply manufactured products on a timely basis or at all, or to manufacture our P2O processor components in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand, would adversely affect our ability to produce numerous P2O processors, could harm our relationships with our business partners or customers, and could negatively affect our revenues and net earnings.

If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity from our current manufacturers, we may not be able to meet our obligations to construct P2O processors, and we may be required to make substantial capital investments to build that capacity or to contract with other manufacturers on less favourable terms. If we build our own manufacturing capacity, it could take a year or longer before our facility is able to produce a sufficient volume of P2O processor components.  In addition, if we contract with other manufacturers, we may experience delays of several months in qualifying them, which could harm our relationships with our partners or customers and could negatively affect our revenues or operating results.

We are working to establish long-term supply contracts with contract manufacturers and are evaluating whether to invest in our own manufacturing capabilities. However, we cannot guarantee that we will be able to enter into long-term supply contracts on commercially reasonable terms, or at all, or to acquire, develop or contract for internal manufacturing capabilities. Any resources we expend on acquiring or building internal manufacturing capabilities could be at the expense of other potentially more profitable opportunities.

We currently have no patent protection for our P2O process and processor.

We are currently working on submitting several aspects of both our P2O processor and the P2O process itself for patent protection. We also rely on trade secrets to provide protection for our proprietary catalyst. However, we currently have no patent protection for our P2O process and processor. A lack of patent protection could have a material adverse effect on our ability to gain a competitive advantage for our P2O processors, since it is possible that our competitors may be able to duplicate our P2O process for their own purposes. This may have a material adverse effect on our results of operations, including on our ability to enter into industrial partnership arrangements or other agreements relating to our P2O processors.

We rely in part on trade secrets to protect some of our intellectual property, and our failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We rely on trade secrets to protect some of our intellectual property, such as our proprietary catalyst. However, trade secrets are difficult to maintain and protect.  We have taken measures to protect our trade secrets and proprietary information, but there is no guarantee that these measures will be effective. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. If any of the above risks materializes, our failure to obtain or maintain trade secret protection could adversely affect our competitive position.

Collaborations with third parties have required us to share some confidential information, including with employees of these third parties. Our strategy for the development of our P2O business may require us to share additional confidential information with our industrial partners and other third parties. While we use reasonable efforts to protect our trade secrets, third parties, or our or our industrial partners’ employees, consultants, contractors and/or other advisors may unintentionally or wilfully disclose proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than domestic courts to protect trade secrets. If our competitors develop equivalent knowledge, methods and know-how, we may not be able to assert our trade secrets against them. Without trade secret or patent protection, it is possible that our competitors may be able to duplicate our P2O process for their own purposes. This may have a material adverse effect on our results of operations, including on our ability to enter into industrial partnership arrangements or other agreements relating to our P2O processors.

Our ability to compete may decline if we do not adequately protect our intellectual property or if we lose some of our intellectual property rights through costly litigation or administrative proceedings.

We may not be able to protect our intellectual property or take effective steps to enforce our rights.  Although we do not believe that our services infringe on the intellectual property rights of others, there is no assurance that we may not be the target of infringement or other claims. Such claims, even if not true, could result in significant legal and other associated costs and may be a drain on management time. We plan to rely on a combination of copyright, trade secret, trademark laws and non-disclosure and other contractual provisions to protect our proprietary rights. Because the enforcement of intellectual property and intangible rights may be difficult and the ideas and other aspects underlying our processes may not in all cases be protectable under intellectual property laws, there can be no assurance that we can prevent competitors from marketing the same or similar products and services.

If our P2O catalyst or process is stolen, misappropriated, or reverse engineered, other parties may be able to reproduce the catalyst for their own commercial gain. If this were to occur, it could be difficult and/or expensive for us to discover and challenge this type of use, especially in countries with limited intellectual property protection. Enforcement of claims that a third party is using our proprietary rights without permission is expensive and time consuming, and the outcome of such actions are uncertain. Litigation would result in substantial costs, even if the eventual outcome is favourable to us, and would divert management’s attention from executing on our business strategy. In addition, an adverse outcome in litigation could result in a substantial loss of our proprietary rights and may result in us losing our ability to exclude others from using our technologies or processes.

We hold two U.S. patents relating to the Pak-It delivery method. We are currently working on submitting several aspects of both our P2O processor and the P2O process itself for patent protection. However, all patents expire, and any patent will only provide us commercial advantage for a limited period of time, if at all. We intend to continue to apply for patents relating to our technologies, methods and products, as we deem appropriate.

We may fail to apply for patents on important technologies, methods or products in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

•	we are or were the first to make the inventions covered by each of our issued patents or patent applications;

•	we are or were the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of our technologies, materials or processes;

•	any patents issued to us will provide us with any competitive advantages, or will be challenged by third parties;

•	we will develop additional proprietary products or technologies that are patentable; or

•	the patents of others will have an adverse effect on our business.

We do not know whether any of our patent applications, once made, will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our technology or processes.

The patents we own and those that may be issued in the future may be challenged, invalidated, rendered unenforceable, or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages. Moreover, third parties could practice our inventions in territories where we do not have patent protection or in territories where they could obtain a compulsory license to our technology where patented. Such third parties may then try to import products made using our inventions into the U.S. or other territories. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth, validity and enforceability of the claims upheld in our patents.

Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology and processes. If competitors are able to use our technology or processes, our ability to compete effectively could be harmed. Moreover, others may independently develop and obtain patents for technologies that are similar to, or superior to, our technologies or processes. If that happens, we may need to license these technologies, and we may not be able to obtain licenses on reasonable terms, if at all, which could cause harm to our business.

Our commercial success also depends in part on not infringing patents and proprietary rights of third parties, and not breaching any licenses or other agreements that we have entered into with regard to our technologies, products and business. We cannot be certain that patents have not or will not issue to third parties that could block our ability to obtain patents or to operate our business as we would like or at all. There may be patents in some countries that, if valid, may block our ability to commercialize products in those countries if we are unsuccessful in circumventing or acquiring rights to such patents. There also may be claims in patent applications filed in some countries that, if granted and valid, may also block our ability to commercialize products or processes in these countries if we are unable to circumvent or license them.

If any other party has filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention and, thus, the right to the patents for these inventions in the US. These proceedings could result in substantial cost to us even if the outcome is favourable. Even if successful, an interference may result in loss of certain claims. Even successful interference outcomes could result in significant legal fees and other expenses, diversion of management time and efforts and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of investors or research analysts, which could cause our share price to decline.

Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the various risk factors described elsewhere in this Prospectus. Due to these various risk factors, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We may have difficulty attracting and holding independent board members which may affect the quality of our management.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them in connection with their positions with publicly-held companies.  Independent directors are becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims.  Directors and officer liability insurance has become much more expensive and difficult to obtain than it was in the past.  As a result, it has become increasingly more difficult for small companies to attract and retain qualified independent directors to serve on the board of directors.  If we are unable to attract and retain qualified independent directors to serve on our board, the quality of our management and corporate governance may be affected.

During the ordinary course of business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, claims and other legal proceedings. Plaintiffs in these actions may seek, among other things, compensation for alleged personal injury, worker’s compensation, damages for employment discrimination or breach of contract, property damages and injunctive or declaratory relief. In the event that such actions or indemnities are ultimately resolved unfavourably at amounts exceeding our accrued liability, or at material amounts, the outcome could materially and adversely affect our reputation, business and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.

We may be sued for product liability.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. We may be named directly in product liability suits relating to chemicals that are mixed and/or produced by Pak-It, products sold by Javaco, or end products sold through our P2O business. These claims could be brought by various parties, including customers who are purchasing products directly from us, other companies who purchase products from our customers or by the end users of the products. We could also be named as co-parties in product liability suits that are brought against our business partners. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. We cannot be assured that our business partners will have adequate insurance coverage to cover against potential claims. In addition, although we currently maintain product liability insurance for our products in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Our insurance coverage may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, we may be forced to cease operations.

Control of oil and gas reserves by state-owned oil companies may impact the demand for our P2O offering and create additional risks in our operations.

Much of the world’s oil and gas reserves are controlled by state-owned oil companies.  State-owned oil companies may require their contractors to meet local content requirements or other local standards, such as joint ventures, that could be difficult or undesirable for the Company to meet.  The failure of our P2O business to meet the local content requirements and other local standards may adversely impact the Company’s operations in those countries.  In addition, many state-owned oil companies may require integrated contracts or turn-key contracts that could require the Company to provide services outside its core business.

Our ability to use our net operating loss carry forwards to offset future taxable income may be subject to certain limitations.

In general,  under Section 382 of the Internal Revenue Code (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carry forwards (“NOLs”), to offset future taxable income.  If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change in connection with a public offering, our ability to utilize NOLs could be limited by Section 382 of the Code.  Future changes in our share ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.  For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

Risks Relating to Ownership of Securities of the Company

Investors may lose their entire investment in our securities

Investing in our securities is speculative and the price of our securities has been and will continue to be volatile.  Only investors who are experienced in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if in the past undiscovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Our Common stock are quoted and trade on the U.S. OTCQX, which may have an unfavourable impact on our stock price and liquidity.

Our Common stock are quoted and trade on the U.S. OTCQX marketplace. Trading in shares quoted on the OTCQX is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company’s operations or business prospects. This volatility could depress the market price of our Common stock for reasons unrelated to our operating performance.  Moreover, the OTCQX is not a stock exchange and is a significantly more limited market than the New York Stock Exchange or NASDAQ or other stock exchanges. Shareholders may have difficulty reselling their shares. The quotation of our shares on the OTCQX may result in a less liquid market available for existing and potential stockholders to trade our Common stock, could depress the trading price of our Common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Our Common stock is subject to price volatility unrelated to our operations

The market price of our Common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve planned growth, quarterly operating results of other companies in the same or similar industries, trading volume in our Common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, stock markets may be subject to price and volume fluctuations. This volatility could have a significant effect on the market price of our Common stock for reasons unrelated to our operating performance.

Our Common stock may be classified as a “penny stock” as that term is generally defined in the United States Securities Exchange act of 1934 to mean equity securities with a price of less than $5.00. As such, our Common stock would be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

We may be subject to the penny stock rules adopted by the United States Securities and Exchange Commission (“SEC”) that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the United States Securities Exchange Act of 1934 establishes the definition of a “penny stock” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification would severely and adversely affect any market liquidity for our Common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell our Common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our Common stock, if and when such shares become listed on a stock exchange. In addition, the liquidity for our Common stock may decrease, with a corresponding decrease in the price of our Common stock. Our Common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their Common stock.

Listing Our Stock on Markets Other than the OTCQX could be costly for us

Our Common stock is currently quoted and trade on the U.S. OTCQX marketplace. In the future, we may file an application to be listed on a stock exchange in the United States or elsewhere. Unlike the OTCQX, a stock exchange has corporate governance and other listing standards, which we will have to meet. Such standards and regulations may restrict our capital raising or other activities by requiring stockholder approval for certain issuances of stock, for certain acquisitions, and for the adoption of stock option or stock purchase plans. Applying for and obtaining any such listing on a stock exchange, and complying with the requirements of such stock exchange, would require us to incur significant expenses.

Concentration of ownership among our existing officers, directors and principal shareholders may prevent other shareholders from influencing significant corporate decisions and depress our share price.

As of the date of this Prospectus, our officers, directors and existing shareholders who hold at least 10% of our shares will together beneficially own approximately 18.64% of our issued and outstanding Common stock. As of the date of this Prospectus, John Bordynuik, our President and Chief Executive Officer, owns approximately 16.15% of our issued and outstanding Common stock. In addition, Mr. Bordynuik is the sole owner of our issued and outstanding Preferred Shares, consisting of 1,000,000 Series A Preferred Shares. The Series A Preferred Shares have voting rights that are 100 times the voting rights of our Common stock. Therefore, Mr. Bordynuik controls approximately 65% of the voting power of the Company’s share capital and is able to exert a significant degree of influence over our affairs and control over matters requiring shareholder approval, including the election of directors, any amendments to our articles or by-laws and significant corporate transactions. The interests of this concentration of ownership may not always coincide with the Company’s interests or the interests of other shareholders. For instance, officers, directors, and principal shareholders, acting together, could cause the Company to enter into transactions or agreements that it would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favoured by our other shareholders. This concentration of ownership could depress our share price.

We do not anticipate paying cash dividends, and accordingly, shareholders must rely on share appreciation for any return on their investment.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our Common stock, which may never occur, will provide a return to shareholders. Investors seeking cash dividends should not invest in our Common stock.

If securities or industry analysts do not publish research or reports about our business, or if they publish negative reports about our business, our stock price and trading volume could decline.

The trading market for Common stock will be influenced by the research and other reports that securities or industry analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or change their opinion of our shares in a negative manner, our share price would likely decline. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on the Company, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline and liquidity of our Common stock to decrease.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and the OTCQX impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities, such as maintaining director and officer liability insurance, more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 (a) of the Sarbanes-Oxley Act. Our compliance with Section 404 (a) will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. As a smaller reporting company, we do not have to subject our measurement and evaluation of internal controls to an external audit, however we take seriously the role of internal controls and procedures and must demonstrate, under Sarbanes-Oxley Act Section 404(a), that we have taken sufficient consideration and action in implementing appropriate control policies and procedures in our work environment. If as of June, 2011 our market capitalization exceeds $75 million, then our auditors must, in compliance with Sarbanes-Oxley Act Section 404(b), audit in our 2011 annual report, our own evaluation of the effectiveness of our internal controls. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, our stock price could decline, and we could face sanctions, delisting or investigations, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable to Smaller Reporting Companies

ITEM 2. PROPERTIES

We currently have six facilities that are used in the Company’s operations:

1.           Head Office

On June 7, 2010, we purchased a building in Thorold, Ontario to be used as our corporate headquarters. The building was purchased for CDN$380,000, with a CND$100,000 down payment.  We then entered into a 5-year mortgage for the remaining CND $280,000, bearing interest at 7% per annum, calculated semi-annually. Following this purchase, in July 2010, we closed our Cambridge, Massachusetts office that formerly served as our corporate headquarters.

2.           Niagara Falls Facility

The Niagara Falls Facility is our first commercial-scale P2O facility, and also facilitates further enhancements to our P2O process as well as research and development. We have enhanced the security at the facility by installing a multi-camera security system, a video archival security system, a perimeter fence and by building a small guardhouse to control access to the facility. We have contracted with off-duty East Buffalo law enforcement to protect and secure the property around the clock. In March 2011, the Company purchased the Niagara Falls Facility, which houses the Company’s Plastic2Oil operations. The total purchase price for the property was $401,979 which is payable $26,979 in shares, $216,832 by way of a promissory note and the remaining in cash.  The promissory note bears interest at a rate of 0% per annum, and 5% per annum interest on the balance due if the Company is in default of repayment which is due on October 4, 2011. The Company had made a deposit of $100,000 at December 31, 2010 for the purchase of this facility.

3.           Recycling Facility

We have an 18,000 square foot recycling facility located on a 9 acre site in Thorold, Ontario that accepts, separates and processes paper, plastics and other materials. The facility houses three bailers, several trailers, and a shredder that JBI purchased in 2010. The solid waste permit that JBI procured through this lease agreement allows for 300 MT of waste material to be processed and stored on-site at any one time, which assists in facilitating the supply of plastic feedstock for the Niagara Falls Facility. In December 2010, JBI executed an agreement to lease this property for a period of 20 years, expiring on December 31, 2030. The lease provides for monthly payments equal to the greater of (i) 20% of revenue generated at the recycling facility, or (ii) an amount between $8,000 and $10,000, as set forth in the lease.

4.           Fuel Blending Facility

In June 2010, we purchased a one million litre capacity fuel blending facility in Allanburg, Ontario for CDN$130,000, paid in full at the time of purchase. The fuel-blending facility allows us to store, blend, analyze and self-certify the fuels produced from the P2O process.. In order to construct and operate a P2O processor at the fuel blending facility, an amendment to the current permit must be approved by the Ontario Ministry of the Environment. We undertook significant upgrades to ensure the site’s operational integrity.

5.           Pak-It Manufacturing Facility

Upon the Company’s acquisition of Pak-It on September 30th, 2009, the Company took over a five year term lease on the building used for the manufacturing and distribution of Pak-It products. This lease expires in November 2012 with a renewal option. The facility is approximately 60,000 square feet and is located in Philadelphia, Pennsylvania.

6.           Javaco Headquarters

On September 15th, 2010, the Company entered into a two year lease agreement for a warehouse and retail space located in Columbus Ohio. The facility is approximately 6,950 square feet.

ITEM 3. LEGAL PROCEEDINGS

During the year, the Company’s former consultants and an executive officer claimed money owed to them for consulting work performed in fiscal 2010. The Company entered into a settlement agreement on February 28, 2011 to pay the consultants and the former executive officer the sum of $312,500. The Company paid $200,000 immediately in cash and issued a note payable for the remaining settlement amount of $112,500 (Note 9(b)). At December 31, 2010, the Company accrued consulting fees of $312,500 in the consolidated financial statements.

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the company incurred by the former employee while in the employment of the Company’s subsidiary.  The debt in the amount of $346,386 was written off and an estimated settlement of $26,000 has been accrued in the consolidated financial statements.

During the year, the former owner of one of the Company’s subsidiaries filed a complaint against the Company’s subsidiary alleging wrongful termination of his employment contract and seeking compensatory damages.  The Company has made an offer to settle this claim. An estimated settlement of $40,000 has been accrued in the consolidated financial statements.

In September 2010, an investor filed a lawsuit against the Company for failure to timely remove restrictive legends from his shares in the Company. The outcome of this claim is not determinable at the time of issue of these consolidated financial statements and the costs, if any, will be charged to income in the period(s) in which they are reasonably determinable.

In March 2011, a former employee filed a complaint against the Company and its subsidiaries alleging wrongful dismissal and seeking compensatory damages. The outcome of this claim is not determinable at the time of issue of these consolidated financial statements and the costs, if any, will be charged to income in the period(s) in which they are reasonably determinable.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted for trading on the OTCQX under symbol JBII. The following table sets forth the high and low trade information for the closing price of our common stock. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Date	High (US$)	Low (US$)	Volume
Mar-11	0.84	0.79	1,236,292
Feb-11	0.94	0.72	1,322,600
Dec-10	0.92	0.53	6,242,313
Jan-11	0.83	0.67	1,731,054
Nov-10	0.64	0.58	1,739,323
Oct-10	0.85	0.64	1,643,126
Sep-10	0.88	0.71	2,404,438
Aug-10	0.86	0.75	1,759,192
Jul-10	1.77	0.67	1,291,971
Jun-10	2.24	1.05	673,786
May-10	5.50	1.60	1,205,189
Apr-10	5.70	4.55	881,216
Mar-10	5.45	4.06	440,102
Feb-10	6.40	4.10	1,041,931
Jan-10	7.00	4.04	1,168,401

Holders of Our Common Stock

As of March 31, 2011, the Company had 54,611,184 shares of $0.001 par value common stock issued and outstanding. Also as of March 31, 2011, the Company had 1,000,000 shares of Series A Super Voting Preferred Stock issued and outstanding held by 1 shareholder, that shareholder being the Company’s President and CEO John Bordynuik.

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

Recent Sales of Unregistered Securities

From December 2009 through January 14, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 8,439,893 shares of the common stock. The offering was at $0.80 per share and the Company received proceeds of $5,583,456, net of share issue cost of $161,529, for the issuance of 7,179,983 shares. The Company also had subscriptions for an additional 1,022,410 shares or $817,928.

In 2010, the Company received proceeds of $976,038, net of share issue costs of $31,890, which consists of subscription receivable of $817,928 and $158,110 for the additional issuance of 237,500 shares pursuant to the private placement.

In May 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of up to 1,000,000 shares of common stock at a per share price of $4.00. The net proceeds received by the Company were in the amount of $1,915,126, net of share issue cost of $ 39,900, for the sale of 488,779 shares.

In March 2010, the President and CEO returned and retired 21,200,000 shares of common stock.

In 2010, the Company issued 1,239,397 shares of stock as compensation to various parties at an expense of $3,791,971. The shares issued have been valued at the closing share price on the respective issue dates and were reported as operating expenses in the statement of operations. Shares issued to settle existing monetary commitments were valued at the existing commitment amount.

In December 2010, the Company consummated a confidential private placement for the issuance and sale of 2,430,000 Common stock at a price of $0.50 per share. The gross proceeds received by the Company in the amount of $1,189,000.

In April 2011, the Company consummated a confidential private placement for the issuance and sale of 2,010,481 Common stock, at a price of $0.70 per share. The net proceeds received by the Company in the amount of $1,407,337 will be used for working capital management, and development and preparation of the commercial operations of the P2O business.

The private placements and subsequent issuance of Common Stock described above were unregistered sales of securities conducted pursuant to Rule 506 of Regulation D or Regulation S promulgated thereunder. Such securities were not registered under the Securities Act of 1933.

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

Selected consolidated statement of operations data:

Statement Of Operations	Fiscal Year ended December 31, 2010 ($)	Fiscal Year ended December 31, 2009 (Restated) ($)
Total Revenues	12,419,168	3,907,527
Gross Profit	1,359,137	735,553
Total Other Operating Expenses	16,338,635	2,948,777
Net Income / (Loss)	(14,343,469)	(1,839,478)
Net Income (Loss) per Share – Basic and Diluted	(0.25)	(0.03)
Weighted Average Common stock Outstanding	56,753,356	60,130,192
Balance Sheet
Total Assets	7,831,402	13,633,247
Total Current Liabilities	2,391,240	1,452,030
Long-Term Debt	280,561	-
Deferred income taxes	126,221	676,503
Shareholders’ Equity	5,033,380	11,504,714
Dividends	-	-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (the “MD&A”) of the results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, together with the accompanying notes, as well as other financial information included elsewhere in this Report. This discussion contains forward-looking statements that involve certain risks and uncertainties, and that reflect estimates and assumptions. See the section titled, “Cautionary Statement Regarding Forward-Looking Information” for more information on forward-looking statements.  Our actual results may differ materially from those indicated in forward-looking statements. Factors that could cause our actual results to differ materially from our forward-looking statements are described in "Risk Factors" Part I Item 1A, and elsewhere in this Report.

Business Overview

JBI is a company with a diverse array of products and services, including four key business operations: (1) the Data Business, a data recovery business; (2) Javaco, a retail/wholesale telecommunications distributor; (3) Pak-It, a manufacturer of cleaning chemicals; and (4) Plastic2Oil, a business that converts plastics into fuel.

Prior to 2009, the Company had no significant activity. However, in 2009, management began executing its business plan by acquiring three revenue-generating sources, the Data Business, Javaco and Pak-It, as further described below.

The Company is focused on the development of its P2O business and will be concentrating the Company’s R&D resources on the commercial scaling and operations of its P2O business during 2011.

Significant Developments and Strategic Actions

Plastic2Oil Business

IsleChem, a New York State Certified lab, verified the P2O process and provided engineering support to allow JBI to apply for the Air Permit and Solid Waste Permit required before the Company could begin commercial operations of its P2O business. Following IsleChem’s report, the Company assembled a 20MT P2O processor at the Niagara Falls Facility. The Company also purchased a shredder and granulator to pre-process any bulk plastic. On September 17, 2010, the Company received results from a stack test that was performed by CRA, which confirmed that the P2O processor’s emissions are considerably below maximum emissions allowed under the Air Permit.  Following receipt of the formal emission stack test report, JBI began working with the DEC to complete and submit an application for the Air Permit, and also a BUD and a Solid Waste Permit, which the DEC had determined were necessary for P2O operations at the Niagara Falls Facility. On December 2, 2010, the DEC provided JBI with a working copy draft of the Air Permit.

A meeting was held on December 3, 2010, between representatives from the DEC and JBI to discuss the permitting of the P2O process. On December 15, 2010, the DEC granted JBI a Consent Order, allowing the commercial operation of JBI’s P2O business at the Niagara Falls Facility. In line with provisions of the Consent Order, the Company has submitted, on-time, comprehensive documents to the DEC including a finalized Air Permit for three P2O processors, an Environmental Assessment, and Part 360 Solid Waste Permit binders; the BUD was determined by the DEC to not be necessary.

In 2010, a complete P2O automation system with 63 sensors was developed by the Company’s CEO in order to assist with control, data logging, operations, and management.  The processor was run to gather operational steady state data for a stack test. In June 2010, it was discovered that oxygen sensors supplied by a major U.S. sensor manufacturer had failed after being exposed to the process over time. A number of oxygen sensors were tested until suitable replacements were found. This delayed the testing of our emissions, and consequently our application to the DEC for the initial Air Permit. All sensors on the processor are now functioning properly.

The P2O process produces a minor by-product of off-gas, which is much like natural gas.  After testing the P2O process at high processing rates, it was found that the P2O processor’s furnace did not have the capacity to sufficiently burn all of the off-gases. Flaring (i.e., burning) excess off-gas is common in the oil and gas industry, but this practice is not environmentally friendly, is a waste of valuable gas, and would require a separate permit. To avoid flaring the excess gas, the Company purchased a gas compression system that buffers and regulates the off-gas. The gas is then stored in mobile tanks and can be resold, used to cold start the P2O furnace, or as the Company has recently determined, could be used in a small on-site co-generation plant to create electricity to be sold back to the grid. The gas compression system and mobile storage tanks were installed on the Company’s 20MT P2O processor in June, 2010.

There have been many other additions to the P2O machine and facility, all of which have been designed to increase efficiencies and improve operations. A second condenser was added to the P2O system so that there is one condenser to condense the lighter naphtha and another to condense the heavier fuel oil.  Additionally, we have made investments in securing the premises of our P2O site. We installed a multi-camera security system, a video archival security system, a perimeter fence, and built a small guardhouse to control access to the facility.  The Company has contracted with off-duty East Buffalo law enforcement to protect and secure the property around the clock.  The Company has also made other improvements, including an expansion of the furnace, installation of a small cooling tower and the purchase of a small diesel generator for times when our machinery is disconnected from the electrical grid.

In conjunction with development of the P2O processor, the Company has continued the development of the Fuel-Blending Facility.  Significant upgrades were undertaken by JBI to ensure the site’s operational integrity. Some improvements include seals on the tanks, new lines, valves, loading and unloading racks, maintenance on all pumps, replacing of the check valves and the replacement and calibration of the anti-corrosion systems.  The lines and tanks were pressure tested and the tank wall thickness and pipelines were certified. All of the tanks were cleaned out and the levels replaced. The entire site was repainted to conform to the latest fuel blending site safety standards. Maintenance was performed on the butane injection systems and lab equipment was purchased for testing multiple ranges of fuels. Also, the heating and cooling systems on the site were replaced, gate and security instalments were made, and additional maintenance was performed.

Joint Ventures for the P2O Business

On December 22, 2009, the Company and Rick Heddle agreed to a joint venture whereby RWH will retrofit ships with P2O processors. Additionally, in February 2010, the Company entered into an ADA with AS PTO, LLC to promote licensing and P2O operations for 45 P2O sites in Florida using a combination of joint ventures and Company-owned sites.  As P2O enters commercial production, JBI expects to work closely with the aforementioned parties to develop P2O joint ventures.

Javaco Business

Javaco distributes over 100 lines of equipment used in the telecommunications industry and operates out of its office in Columbus, Ohio.  Management intended to utilize Javaco’s expertise to launch P2O processing sites in Mexico and South America if the Company ran into construction and/or permitting difficulties in establishing a Plastic2Oil processing site at the New York Facility.

The Company uncovered inefficiencies in Javaco’s operations and consolidated the workforce at this subsidiary in order to reduce liabilities and improve working capital turnover. Javaco has shifted its focus towards higher profit margin sales, and the Company is identifying these customers and tailoring an integrated sales approach that we expect to improve this subsidiary’s earnings.

Pak-It Business

On September 30, 2009, the Company acquired 100% of the membership interests of Pak-It, which manufactures cleaning chemicals, and owns a patent that allows for the delivery of cleaning chemicals in a water-soluble film package used mainly in institutional and industrial cleaning operations. Pak-It operates out of its manufacturing facility in Philadelphia, Pennsylvania.

The acquisition of Pak-It was driven by the Company’s desire to access Pak-It’s unique patents, and the fact that the Company could potentially utilize Pak-It’s chemical expertise to produce the proprietary P2O catalyst in-house. Additionally, the Company realized a considerable amount of business value was being lost due to inefficient internal controls and operating procedures due to Pak-It’s accounting system, various production processes, and an over extended product line.

Following the acquisition, the Company analyzed Pak-Its operations and began a focus on restructuring Pak-It’s internal controls and procedures. Several operational policies were changed or implemented to increase production efficiencies and reduce costs including; product line consolidation, standardized packaging, revised sales policies and product pricing, and a restructuring of the workforce. Accounting procedures needed an upgrade in order for Pak-It to increase production capacity, but they were also necessary for the Company to efficiently meet its financial reporting obligations. The implementation and transition into a new inventory management and accounting system began at the end of 2010 and this system recently went live at Pak-It on the first day of the 2nd quarter: April 4, 2011. With this new perpetual inventory accounting system, purchasing, production orders, inventory, sales, and shipping/receiving are integrated into a network with the capacity to accommodate larger sales volumes, increased inventory turnover, and a shortened cash conversion cycle.

Data Recovery & Migration Business

On June 25, 2009 the Company purchased the Data Assets from John Bordynuik, Inc., thereby providing the Company with the ability to operate what was once John Bordynuik, Inc.’s data restoration and recovery business, a business originally developed by John Bordynuik in 2006.

The Data Business is not as financially intensive as the other businesses of JBI, but is time consuming with regards to the allocation of the time of John Bordynuik, the President and CEO. Given the Company’s focus on its other growing businesses, Mr. Bordynuik is currently unable to dedicate significant amounts of time to this endeavour. Nevertheless, the Company has a large backlog of tapes to be migrated and has in fact, as of the date of this filing began running some of these backlogged tapes and accepting some new tapes.

Listing on the OTCQX

In June 2010, the Company initiated an application to trade on the OTCQX exchange. The OTCQX accepted the Company’s application, and trading of the Company’s shares was moved from the OTC Bulletin Board Service of the Financial Industry Regulatory Authority to the OTCQX exchange, commencing on August 19, 2010.  As at March 31, 2011 the Company had 54,611,184 Common Stock issued and outstanding. The Company’s Common Stock is currently trading on the OTCQX marketplace in the United States of America under the stock ticker JBII.  On April 15, 2011, the last trading day prior to the date of this filing, the closing price of the Common Stock on the OTCQX was $2.17.

New Corporate Headquarters

On June 17, 2010, the Company purchased a building in Thorold, Ontario to be used as its corporate headquarters. Following this purchase, in July 2010, the Company closed its Cambridge, Massachusetts office that formerly served as the corporate headquarters.

Sources of Revenues and Expenses

It should be noted to the reader that JBI acquired Javaco and Pak-It in August and September of 2009, respectively and so year-over-year comparisons should be discounted for such.

Revenues

The Company currently derives revenues from two defined business segments: (1) Pak-It; through the sale of bulk cleaning chemicals and patented cleaning solutions; and (2) Javaco; through the sale and distribution of electronic components; The Company derived revenue from the Data Business in 2009, however due to John Bordynuik’s roll in the Data Business, and time constraints faced by Mr. Bordynuik in building the Plastic2Oil business, the Data Business did not produce revenue in 2010. The Company has a backlog of tapes to read and interpret and will be generating revenue from the Data Business segment once again in 2011. The Company also expects to generate revenue from its Plastic2Oil business, beginning in the second quarter of 2011.

Cost of Sales

Cost of Sales consist primarily of raw materials required to produce our Pak-It finished goods, the cost of the products distributed through Javaco, and direct labour associated with the sales of finished goods. Since purchasing Pak-It in 2009, cost of sales has also consisted of various non-recurring items that the Company deemed necessary to ensure the reliability of the finished Pak-It products.

Operating Expenses

Operating expenses consist primarily of personnel-related costs, legal costs, accounting costs and other professional and administrative costs. The Company has incurred a number of non-recurring operating expenses relating to the implementation and training of personnel on Pak-It’s new accounting system and to Javaco’s new office building and warehouse. There have been other significant recurring and non-recurring research and development expenses associated with the implementation of the Company’s Plastic2Oil process in Niagara Falls, New York. These costs include not only manufacturing hard goods, but also costs associated with the permitting and testing of the Plastic2Oil process. The Company has also incurred significant non-recurring expenses as a result of being a publicly listed company in the United States, such as costs associated with the restatement of financial statements, audit fees, professional fees, listing fees, and directors and officers insurance premiums. The Company expects recurring operating expenses to increase over time as operations of the P2O business are developed

Other Income (Expense)

In fiscal 2010, Other Income consisted of $77,919 compared to $45,110 in 2009. The figures in 2010 consisted of payments to Pak-It pursuant to a royalty agreement for one of Pak-It’s products. In 2009, the original accounting of the Javaco and Pak-It acquisitions were improperly recorded as a reverse merger, whereby pre-acquisition operations of the acquired entities were erroneously reflected in the operations as originally reported. Other (Expense) in 2010 amounted to ($13,670) and was related to interest due to one of Javaco’s suppliers. Interest (Expense) in 2009 amounted to ($137,304) and was due in large part to changes in acquisition accounting during JBI’s purchase of Pak-It and Javaco.

Net Income

The Company does not anticipate generating net income from operations until sufficient earnings are generated from the P2O business that will cover the balance of the Company’s consolidated operating expenses. Until the Company is able to realize profits from the P2O business and eliminate costly non-recurring expenses, it will report an annual net loss and will rely on its ability to obtain equity and/or debt financing to fund on-going operations.

Selected Annual Information

The Company’s financial information is prepared in accordance with U.S. GAAP.  The reporting currency is U.S. dollars.  The following table sets forth financial information derived from the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2010 and December 31, 2009. John Bordynuik took control, and became President and CEO, of the Company on April 24, 2009. Prior to that time, the Company had no significant operations or activity that is material to this filing.

Statement Of Operations	Fiscal Year ended December 31, 2010 ($)	Fiscal Year ended December 31, 2009 (Restated) ($)
Total Revenues	12,419,168	3,907,527
Gross Profit	1,359,137	735,553
Total Other Operating Expenses	16,338,635	2,948,777
Net Income / (Loss)	(14,343,469)	(1,839,478)
Net Income (Loss) per Share – Basic and Diluted	(0.25)	(0.03)
Weighted Average Common stock Outstanding	56,753,356	60,130,192
Balance Sheet
Total Assets	7,831,402	13,633,247
Total Current Liabilities	2,391,240	1,452,030
Long-Term Debt	280,561	-
Deferred income taxes	126,221	676,503
Shareholders’ Equity	5,033,380	11,504,714
Dividends	-	-

Results of Operations – Fiscal 2010 Compared to Fiscal 2009

The Company was originally incorporated on April 20, 2006 as 310 Holdings. From its inception in 2006 until March 2009, 310 Holdings had no significant activity. In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310 and used the Company to facilitate business growth. On October 5, 2009, 310 Holdings amended its Articles of Incorporation to change its name to JBI, Inc. JBI, Inc. purchased the Data Business’ Data Assets in June 2009, purchased Javaco in August 2009, and purchased Pak-It in September 2009. Because JBI is a start up company with many non-recurring and research and development costs, a year over year comparison should not be relied on as an expectation of future results.

Total Gross Profit

For the year ended December 31, 2010, JBI generated $12,419,168 in revenues and incurred a cost of sales of $11,060,031. As a result, the Company generated a gross profit of $1,359,137. This is compared to revenue of $3,907,527, cost of sales of $3,171,974, and gross profit of $735,553 for the fiscal year ended December 31, 2009.

The increase in revenue, as well as the increase in cost of sales, is the result of the timing of the acquisitions of the Data Assets, Pak-It, and Javaco in 2009.

Gross Profit from Pak-It

For the year ended December 31, 2010, the Pak-It business generated revenues of $6,247,645 and incurred a cost of sales of $5,453,132. In 2009, the Pak-It business generated revenues of $1,608,920, while incurring a cost of sales of $1,289,865. Pak-It’s gross profits were $794,513 and $319,055 for 2010 and 2009, respectively. As Pak-It was not acquired until the third quarter of 2009, a year over year comparison differs significantly.

Gross Profit from Javaco

For the year ended December 31, 2010, Javaco earned $6,171,523 in revenues, incurred a cost of sales of $5,606,899, and generated a gross profit of $564,624. This is compared to 2009 in which Javaco earned $2,117,067 million in revenues and incurred cost of sales of $1,820,063, resulting in Javaco generating a gross profit of $297,004.  As Javaco was not acquired until the third quarter of 2009, a year over year comparison differs significantly.

Gross Profit from the Data Business

For the year ended December 31, 2010, the Data Business earned $ nil in revenues and incurred $ nil in cost of sales. During 2009, the Data Business earned $181,540 in revenues and incurred $62,046 in cost of sales, which resulted, in a gross profit of $119,494. The reason for the significant decrease in revenue is because of the growth experienced by JBI as a whole over the course of 2010. For many clients, the Data Business requires the time of John Bordynuik in order to complete the data recovery work. Mr. Bordynuik’s time has been dedicated to the development of Plastic2Oil over the course of 2010, however now that the Company has a foundational headquarters and operational directives are in place, tape reading and data recovery and migration will continue in 2011. The Company has a significant backlog of tapes and data to interpret and recover, and is currently reading tape data for its clientele.

Operating Expenses

The Company incurred $16,338,635 in aggregate operating expenses during the year ended December 31, 2010, compared to $2,305,418 for the year ended December 31, 2009. This is a significant increase in operating expenses and is attributable to many factors, which can be viewed at a high-level analysis on our Statement of Operations. In less than one year, our Company has transitioned from a table top proto-type Plastic2Oil processor into an independently validated, commercially permitted, Plastic2Oil processor. JBI’s attention and devotion of resources to science, business, and growth in Plastic2Oil, has been reason for the increase in operating expenses.

A breakdown of the two major operating expense categories for the fiscal year ended December 31, 2010 and December 31, 2009.

Operating Expenses	Fiscal Year Ended December 31, 2010 ($)	Fiscal Year Ended December 31, 2009 ($)
Selling, general and administrative expenses	11,593,232	1,748,231
Impairment Loss	3,435,740	1,000,000

It should be noted that the Company’s two largest operating expense categories in 2010 are attributable to the impairment loss, and compensation paid in stock, which amounted to $3,791,966 and is included in the Selling, General, and Administrative Expenses listed above.

The Company has been working actively to reduce operating expenses and strengthen value-added services.  When it was discovered that the rent at the Company’s original corporate headquarters was scheduled to increase, the Company purchased an office building near the Fuel-Blending Facility for CDN $380,000, with CDN$100,000 being paid as a down payment and the remaining balance is due in 2015.  As of the date of the Prospectus, this mortgage is the Company’s only long-term debt. In addition to the relocation of the Company’s corporate headquarters, Javaco also re-located from Hilliard, Ohio to Columbus, Ohio. This was a cost saving initiative which has reduced Javaco’s annualized rent expense.

Non-Recurring and Non-Cash Expenses

Many of the Company’s expenses in 2010 were non-cash and/or non-recurring expenses.  Such non-recurring expenses have been primarily attributable to the preparation for the commercialization of Plastic2Oil, various legal expenses, the restructuring of Pak-It, and the preparation of the Fuel-Blending Facility.

Non-Operating Expenses

Interest Expenses

For the year ended December 31, 2010, the Company incurred interest expense of $13,670 compared to $137,304 for the year ended December 31, 2009. On December, 29, 2009, the Company settled all corporate debt, including accrued interest. The interest payments in 2010 are attributable to interest paid on the inventory supplied to Javaco by a major supplier.

Income Tax Expenses

For the year ended December 31, 2010, the Company incurred current income tax expense of $21,498 compared to nil for the year ended December 31, 2009. For the year ended December 31, 2010, the Company incurred future income tax expense of $550,282 compared to $465,940 for the year ended December 31, 2009.

Net Income (Loss)

The Company incurred a net loss of $14,343,469 in 2010 compared to a net loss of $1,839,478 in 2009. The increase in net loss for the fiscal year ended December 31, 2010, was a result of both recurring and non-recurring, cash and non-cash, operating expenses relating to reporting requirements, audit fees, professional services, research and development associated with the Plastic2Oil business, and other general business costs. There were significant non-cash operating expenses in 2010. 2010 non-cash operating expenses accounted for $8,409,259, or 59%, of the $14,343,469 net loss in 2010. 2009 non-cash operating expenses accounted for $1,987,868, or 108%, of the $1,839,478 net loss in 2009.

Cash Flows – Fiscal 2010 Compared to Fiscal 2009

The following table provides a comparative summary of the Company’s cash flows for the fiscal years ended December 31, 2010 and December 31, 2009.

	Fiscal Year Ended December 31, 2010 ($)	Fiscal Year Ended December 31, 2009 ($)
Cash Flow from Operating Activities
Net Income (Loss)	(14,343,469)	(1,839,478)
Net Cash (Used in) Operating Activities	(4,987,470)	(498,705)
Cash Flows from Investing Activities
Net Cash Provided by (Used in) Investing Activities	1,239,550	(2,824,130)
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	4,445,767	3,345,336

Cash and Cash Equivalents at Beginning of Year	26,307	3,806
Cash and Cash Equivalents at End of Year	724,156	26,307

Cash Flow from Operations

For the year ended December 31, 2010, the Company used $4,987,468 in operating activities. This was largely attributable to both recurring and non-recurring operating expenses, which resulted in a net loss of $14,343,469.

For the year ended December 31, 2009, the Company used $498,705 in operating activities. This was largely attributable to both recurring and non-recurring operating expenses, resulting in a net loss of $1,839,478.

Cash Flow from Investing Activities

For the year ended December 31, 2010, investing activities provided the Company with $1,239,550. This was largely attributable to the decrease in cash held in attorney’s trust.

For the year ended December 31, 2009, the Company used $2,824,130 in investing activities. This was largely attributable to the increase in escrowed funds.

Cash Flow from Financing Activities

For the year ended December 31, 2010, financing activities provided the Company with $4,445,767. This was largely attributable to the proceeds received from the issuance of Common Stock.

For the year ended December 31, 2009, financing activities provided the Company with $3,345,336.  This was largely attributable to the proceeds received from the issuance of the Common stock.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions with Related Parties

During 2010, the Company’s President and CEO returned 21,200,000 shares of Common stock to the treasury.

In June 2010, the Company acquired a fuel-blending site from a minority shareholder for $129,883 (CDN $130,000). Further, in October 2010, the Company issued an additional 20,000 shares of Common stock to this individual as compensation for services provided in conjunction with setting up the property for operations.

On October 15, 2010, the Company entered into an unsecured short-term loan agreement with an existing shareholder. The loan was in the amount of $200,000 and was used for working capital purposes. The loan bears interest at an annual rate of 6%. The entire principal of the loan, together with all accrued interest is due and payable on October 15, 2011.

In November 2010, a member of the Board of Directors entered into a short-term loan agreement with the Company. The loan was in the amount of $ 30,000; it bears no interest and is due on November 22, 2011. The loan was used for working capital purposes.

On December 1, 2010 the Company entered into a secured short-term loan agreement with an existing shareholder. The loan was in the amount of $100,000. The loan was used for working capital purposes and bears interest at an annual rate of 6%. The entire principal of the loan together with all accrued interest is due and payable on December 1, 2011. The loan is secured against the receivables and assets of Pak-It.

On December 14, 2010 the Company entered into a short-term loan agreement with an existing shareholder in the amount of $35,000. The loan is non-interest bearing with no specific terms of repayment. The loan was used for working capital purposes.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Javaco, Pak-it, JBI (Canada) Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil of NY#1, Plastic2Oil Marine Inc. and Plastic2Oil Land Inc.  All intercompany transactions and balances have been eliminated on consolidation.  Amounts in the consolidated financial statements are expressed in US dollars.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of intangible assets, impairment of goodwill, share based compensation, inventory obsolescence, accrued liabilities and accounts receivable exposures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2010, pursuant to the terms of an employment agreement between the Company and an officer, the Company was required to have $144,500 held in an attorney trust account for the settlement of any future severance payments.  Subsequent to year-end, the officer resigned (Note 18).

Cash Held in Attorney Trust

The amount held in trust represents the subscriptions received from issuance of shares, not released to the Company at year-end.

Accounts Receivable

Accounts receivable represent unsecured obligations due from customers under terms requesting payments upon receipt of invoice up to ninety days, depending on the customer.  Accounts receivable are non-interest bearing and are stated at the amounts billed to the customer net of an allowance for uncollectible accounts. Customer balances with invoices over 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer remittance, or if unspecified, are applied to the earliest unpaid invoice.

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  Accounts receivable determined to be uncollectible are recognized using the allowance method.  The allowance for uncollectible accounts for the years ended December 31, 2010 and 2009 was $391,251 and $59,000, respectively.

Inventories

Inventories, which consist primarily of electrical components and chemicals, are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method of determining cost. Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.

Property Plant and Equipment

Property, Plant and Equipment are recorded at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Leasehold improvements	lesser of useful life or term of the lease
Machinery and office equipment	3-15 years
Vehicles	5 years
Furniture and fixtures	7 years
Office and industrial buildings	25 years

Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred and expenditures that increase the value or useful life of the asset are capitalized. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. As at December 31, 2010, the Company has not recorded an impairment loss on property plant and equipment.

Intangible Assets

Intangible assets consist of customer related, marketing related and technology related intangible assets.

Marketing related intangible assets includes trade names, trademarks and internet domain names associated with the acquired businesses and are considered separable. The Company amortizes marketing related intangible assets on a straight-line basis over their estimated useful lives which range from 8 to 9 years.

Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of the patents acquired. The Company amortizes acquired technology over its estimated useful life of 10 years on a straight-line basis.

The Company continually evaluates the remaining estimated useful life of its intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Intangible assets are amortized on a straight-line basis over their estimated useful life of 8 to 10 years. Amortization expense for the year ended December 31, 2010 and 2009 was $359,783 and $99,426 respectively.

Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If events or changes in circumstances indicate that the carrying amount of any of these intangible assets may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds their fair value.

The Company conducted a test for impairment as of December 31, 2010 and recorded an impairment loss of $355,950.

Goodwill

The Company accounts for all business combinations under the purchase method. Intangible assets acquired, either individually or with a group of other assets, are recognized and measured based on fair value. An intangible asset with an indefinite useful life, including goodwill, is not amortized. All indefinite lived intangible assets are tested for impairment at least annually.

If events or changes in circumstances indicate that the carrying amount of Goodwill may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds their fair value.

The Company performed this test during 2010 and recorded an impairment loss of $3,079,790. The impairment loss is due to the Company changing its strategic direction for its subsidiaries, Pak-It and Javaco. The Company acquired Javaco primarily to set up a back-up operation facility in Mexico for its Plactic2Oil business and acquired Pak-It to utilize its employees’ chemical expertise to produce certain chemicals required for its Plactic2Oil business. The Company has found an alternative operation facility for Plastic2Oil activities and a third party supplier for proprietary catalyst at favorable price. Therefore, the Company changed its strategic direction for Pak-It and Javaco.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and collection is reasonably assured.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of goods sold for all periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs approximated $124,497 and $16,953 during 2010 and 2009, respectively.

Research and development

The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2010 and 2009, the Company expensed $519, 361 and $Nil, respectively, towards research and development costs.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with ASC Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gains and losses are included in the consolidated statements of operations.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2010. The Company files tax returns in the U.S federal and state jurisdictions. The Company has no open tax years prior to December 31, 2006.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. Therefore, diluted loss per share has not been presented for 2010 and 2009.

Segmented Reporting

The Company operates in four reportable segments. Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 280-10 (Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosures about Segments of an Enterprise and Related Information"), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's operating segments include plastic to oil conversion (Plastic2oil), distribution of electronic components (Javaco) and a bulk chemical manufacturer (Pak-it) and Data Business.

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

Fair Value of Financial Instruments

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Included in the ASC Topic 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC Topic 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, mortgage payable and short-term loans approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

Reclassifications

To conform with the basis of presentation adopted in the current year, certain figures previously reported have been reclassified.

Prior Period Correction

In March 2011, the Company obtained finalized independent third party appraisals for the fair values of the assets and liabilities acquired from the acquisitions of Javaco and Pak-It, which occurred in August and September 2009, respectively. After the assessment of these appraisals, the Company concluded that the original purchase price allocations for these acquisitions were required to be restated. Since the finalization of these appraisals did not occur until after the one-year measurement period, and therefore did not meet the technical requirements of accounting for business combinations, ASC 805-10-55-16, the Company concluded that the 2009 financial statements should be restated to reflect these finalized appraisals. The revised purchase price allocations are as follows:

Working capital	$250,601
Property, plant and equipment, net	30,008
Customer related intangible assets	602,000
Marketing related intangible assets	287,000
Deferred tax liability relating to intangible assets: $889,000 @ 34%	(302,260)
Goodwill	1,782,651
Purchase Price	$2,650,000

The purchase price for the acquisition of Pak-It has been allocated as follows:

Working capital	$1,118,646
Property, plant and equipment, net	686,495
Customer related intangible assets	292,000
Marketing related intangible assets	558,000
Technology based intangible Assets	1,442,000
Deferred tax liability relating to intangible assets: $2,292,000 @ 34%	(779,280)
Goodwill	1,297,139
Purchase Price	$4,615,000

The effect on the Company’s previously issued 2009 financial statements is summarized as follows:

Consolidated Balance Sheet as of December 31, 2009:
	Previously Reported on 10K/A2	Increase / (Decrease)	Restated
Current assets	$6,278,466	$-	$6,278,466
Property, plant and equipment, net	974,788	-	974,788
Restricted cash	144,500	-	144,500
Goodwill (1)	5,179,249	(2,099,459)	3,079,790
Deposit	64,116	-	64,116
Intangible, net (2)	10,014	3,081,573	3,091,587
Total Assets	$12,651,133	$982,114	$13,633,247
Current liabilities	$1,512,933	$(60,903)	$1,452,030
Deferred tax liability, non-current (3)	-	676,503	676,503
Total shareholder’s equity (4)	11,138,200	366,514	11,504,714
Total Liabilities and Shareholders’ Equity	$12,651,133	$982,114	$13,633,247

Statement of Operations for the Year Ended December 31, 2009:

	Previously Reported on 10K/A2	Increase / (Decrease)	Restated
Sales	$3,907,527	$-	$3,907,527
Cost of Sales	3,171,974	-	3,171,974
Gross Profit	735,553	-	735,553
Operating expenses (4)	2,849,351	(99,426)	2,948,777
Loss from operations	(2,113,798)	(99,426)	(2,213,224)
Other income (expense)	(92,194)	-	(92,194)
Future income tax provision (recovery) (5)	-	(465,940)	(465,940)
Net loss (6)	$2,205,992	$(366,514)	$1,839,478

1.
Adjustment reflects the net adjustment of intangible assets relating to the business combinations of Pak-It and Javaco based upon the purchase price allocation as determined by independent third party appraisals net of amortization of those intangible assets.

2.
Adjustment reflects the reclassification of intangible assets from goodwill relating to the business combinations of Pak-It and Javaco based upon the purchase price allocation as determined by independent third party appraisals and inclusion of deferred income taxes resulting from intangible assets in the purchase price allocation.

3.	Adjustment reflects the net adjustment of deferred tax impact resulting from intangible assets noted in (2) and the amortization of those assets.

4.	Adjustment reflects the amortization of the intangible assets noted in (1).

5.	Adjustment reflects the recovery of deferred taxes due to applying the future tax liability resulting from the intangible assets to future tax assets.

6.	Adjustment reflects net effect of (4) and (5).

The decrease in Net Loss decreased the Company’s basic and diluted loss per share by $0.01 per share.

The restatement had no impact on the Company’s net cash flows from Operating, Investing or Financing Activities.

Changes in Accounting Policies Including Initial Adoption

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, effective immediately, which amended ASC Topic 855, Subsequent Events. The amendment was made to address concerns about conflicts with SEC guidance and other practice issues. Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file with or furnish its financial statements to the SEC. Entities other than registrants whose financial statements are included in SEC filings (e.g., businesses or real estate operations acquired or to be acquired, equity method investees, and entities whose securities collateralize registered securities) are not SEC filers. While an SEC filer is still required by U.S. GAAP to evaluate subsequent events through the date its financial statements are issued , it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The Company does not believe the changes have a material impact on our results of operations or financial position.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements (“Modernization of Oil and Gas Reporting”). In January 2010, the FASB released ASU 2010-03, Extractive Activities- Oil and Gas (“Topic 932); Oil and Gas Reserve Estimation and Disclosures aligning U.S. GAAP standards with the SEC’s new rules. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include: (a) changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, (b) the ability to include non-traditional resources in reserves, (c) the use of new technology for determining reserves, and (d) permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. ASU 2010-03 is effective for annual periods ending on or after December 31, 2009. Adoption of Topic 932 did not have a material impact on the Company’s results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

The Company believes the above discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has a working capital of $555,783 and has an accumulated deficit of $16,286,238 at December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings.

The Company will continue to require substantial funds to continue development of its core business of Plastic2Oil to achieve fully permitted commercial productions, and to commence sales and marketing efforts. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments.

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial production goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

Financial Instruments and Other Instruments

The Company does not have any outstanding financial instruments and/or other instruments.

Disclosure of Outstanding Securities

As of March 31, 2011, the Company had 54,611,184 common stock issued and outstanding and 1,000,000 Series A Preferred Shares issued and outstanding.  In addition, in May 2010, 250,000 options to purchase Common stock in the capital of the Company were granted to John Bordynuik as part of his employment contract. None of these options have been issued or exercised. In relating to an earlier private placement, the Company issued, as finder’s fees, stock purchase warrants for the purchase of a fixed number of shares amounting to 113,750 shares. The exercise price of the stock purchase warrants was fixed at $0.80 per share, they were issued on November 10 2010, and all of the 113,750 aforementioned stock purchase warrants have been cancelled subsequent to year end.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a Smaller Reporting Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

The Board of Directors

JBI, Inc.

We have audited the accompanying consolidated balance sheet of JBI, Inc. and subsidiaries, (the “Company”) as of December 31, 2010 and the consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of JBI, Inc. and subsidiaries as of December 31, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1, the Company’s recurring losses from operations and its dependency on future financing raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MSCM LLP

Toronto, Canada
April 20, 2011.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of JBI, Inc. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company has restated the 2009 financial statements to correct the accounting for business acquisitions. The effects of this restatement are disclosed in Note 4.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations and its dependency on future financing raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial stments do not include any adjustments that might result from the outcome of these uncertainties.

WithumSmith+Brown, PC
New Brunswick, New Jersey
April 20, 2011

JBI, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
	2010	2009
ASSETS		(Restated note 4)
CURRENT ASSETS
Cash and cash equivalents	$724,156	$26,307
Cash held in attorney trust (Note 2)	264,467	3,123,595
Restricted cash (Note 2)	144,500	-
Accounts receivable, net	828,664	1,662,202
Inventories (Note 5)	833,598	1,414,813
Prepaid expenses	151,637	51,549
TOTAL CURRENT ASSETS	2,947,022	6,278,466

PROPERTY, PLANT AND EQUIPMENT, NET (Note 6)	2,505,831	974,788
OTHER ASSETS
Restricted Cash (Note 2)	-	144,500
Intangible assets, net (Note 7)	2,375,856	3,091,587
Goodwill (Note 8)	-	3,079,790
Deposits	2,693	64,116
TOTAL OTHER ASSETS	2,378,549	6,379,993
TOTAL ASSETS	$7,831,402	$13,633,247
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,083,589	$1,066,949
Accrued expenses	822,520	225,420
Short-term loans (Notes 9(a), 14 and 18)	365,601	-
Notes payable (Note 9(b), 12)	112,500	-
Income taxes payable	7,030	159,661
TOTAL CURRENT LIABILITIES	2,391,240	1,452,030

LONG-TERM LIABILITIES
Deferred income taxes (Note 10)	126,221	676,503
Mortgage payable (Note 11)	280,561	-
TOTAL LIABILITIES	2,798,022	2,128,533
Commitments and Contingencies (Note 12)
SHAREHOLDERS' EQUITY (Notes 13 and 18)
Common Stock, par $0.001; 150,000,000 authorized, 51,241,926 and 69,453,840 shares issued and outstanding at December 31, 2010 and 2009, respectively	51,243	69,454
Common Stock Subscribed, 2,653,334 shares at cost in 2010; 1,022,410 shares at cost in 2009	1,334,167	817,928
Stock subscriptions receivable	-	(817,928)
Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 shares issued and outstanding at December 31, 2010 and 2009	1,000	1,000
Additional paid in capital	19,933,211	13,377,032
Accumulated deficit	(16,286,241)	(1,942,772)
TOTAL SHAREHOLDERS' EQUITY	5,033,380	11,504,714
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,831,402	$13,633,247

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2010	2009
		(Restated note 4)
SALES
Pak-It	$6,247,645	$1,608,920
Javaco	6,171,523	2,117,067
Other	-	181,540
	12,419,168	3,907,527
COST OF SALES
Pak-It	5,453,132	1,289,865
Javaco	5,606,899	1,820,063
Other	-	62,046
	11,060,031	3,171,974

GROSS PROFIT	1,359,137	735,553

OPERATING EXPENSES
Selling general and administrative expenses	11,593,232	1,748,231
Depreciation of property, plant and equipment	430,519	101,120
Amortization of intangible assets	359,783	99,426
Research and development expenses	519,361	-
Impairment loss – Intangible assets	355,950	1,000,000
Impairment loss - Goodwill	3,079,790	-

TOTAL OPERATING EXPENSE	16,338,635	2,948,777

LOSS FROM OPERATIONS	(14,979,498)	(2,213,224)

OTHER INCOME (EXPENSE)
Interest expense, net	(13,670)	(137,304)
Other income, net	77,919	45,110
	64,249	(92,194)

LOSS BEFORE INCOME TAXES	(14,915,249)	(2,305,418)

INCOME TAXES
Current income tax recovery (Note 10)	(21,498)	-
Future income tax recovery (Note 10)	(550,282)	(465,940)

NET LOSS	$(14,343,469)	$(1,839,478)

Basic and diluted net loss per share (Note 17)	$(0.25)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted	56,753,356	60,130,392

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2010 and 2009

	Common Stock $0.0001 Par Value		Common Stock Subscribed		Stock Subscriptions	Preferred Stock $0.0001 Par Value		Additional paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Capital	Deficit	Equity

BALANCE - DECEMBER 31, 2008	63,700,000	$63,700	-	$-	$-	-	$-	$41,800	$(103,294)	$2,206

Common stock exchanged for preferred stock	(30,000)	(30)	-	-	-	1,000,000	1,000	(970)	-	-

Common stock retired	(9,970,000)	(9,970)	-	-	-	-	-	9,970	-	-

Common stock issued for cash and settlement of shareholder advance, $3.00 per share	90,513	91	-	-	-	-	-	271,447	-	271,538

Common stock issued in exchange for assets of John Bordynuik, Inc.	809,593	810	-	-	-	-	-	358,121	-	358,931

Common stock issued in connection with acquisition of Javaco and Media Credits, $1.00 per share	3,500,000	3,500	-	-	-	-	-	3,496,500	-	3,500,000

Common stock issued in connection with acquisition of Pak-it, $1.20 per share	625,001	625	-	-	-	-	-	749,375	-	750,000

Common stock issued and subscribed for in connection with private placement, $0.80 per share, net of issuance costs of $158,530	7,179,983	7,180	1,022,410	817,928	(817,928)	-	-	5,576,276	-	5,583,456

Common stock issued primarily to settle Pak-it acquisition indebtedness and acquisition fees, $0.80 per share	3,548,750	3,549	-	-	-	-	-	2,832,451	-	2,836,000

Services contributed by a shareholder	-	-	-	-	-	-	-	42,061	-	42,061

Net loss (Restated)	-	-	-	-	-	-	-	-	(1,839,478)	(1,839,478)

BALANCE - DECEMBER 31, 2009 (Restated note 4)	69,453,840	$69,455	1,022,410	$817,928	$(817,928)	1,000,000	$1,000	$13,377,031	$(1,942,772)	$11,504,714

	Common Stock $0.0001 Par Value		Common Stock Subscribed		Stock Subscriptions	Preferred Stock $0.0001 Par Value		Additional paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Capital	Deficit	Equity
BALANCE - DECEMBER 31, 2009 (Restated note 4)	69,453,840	$69,455	1,022,410	$817,928	$(817,928)	1,000,000	$1,000	$13,377,031	$(1,942,772)	$11,504,714
Total carried forward
Common stock retired	(21,200,000)	(21,200)	-	-	-	-	-	21,200	-	-

Common stock issued for services, prices ranging from $0.65 to $7.25 per share	1,239,397	1,239	223,334	145,167	-	-	-	3,645,569	-	3,791,973

Common stock issued in connection with private placement, $0.80 per share, net of issuance costs of $31,890	1,259,910	1,260	(1,022,410)	(817,928)	817,928	-	-	974,778	-	976,038

Common stock issued in connection private placement, $4.00 per share net of issuance costs of $39,900	488,779	489	-	-	-	-	-	1,914,637	-	1,915,126

Common stock subscribed for in connection with private placement, $0.50 per share, net of issuance costs of $26,000	-	-	2,430,000	1,189,000	-	-	-	-	-	1,189,000

Net loss	-	-	-	-	-	-	-	-	(14,343,469)	(14,343,469)

BALANCE - DECEMBER 31, 2010	51,241,926	$51,243	2,653,334	$1,334,167	$-	1,000,000	$1,000	$19,933,211	$(16,286,241)	$5,033,380

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated note 4)
Net loss	$(14,343,469)	$(1,839,478)
Items not affecting cash:
Depreciation of property plant and equipment	430,519	101,713
Amortization of intangible assets	359,783	99,426
Impairment charges	3,435,740	1,000,000
Provision for uncollectible accounts	391,251	65,444
Deferred taxes	(550,282)	(483,703)
Stock issued for services	3,791,966	721,285
Working capital changes:
Accounts receivable	442,288	(691,535)
Inventories	581,215	(69,062)
Prepaid expenses	(100,088)	(91,398)
Accounts payable	16,640	688,603
Accrued expenses	597,100	-
Notes payable	112,500	-
Income taxes payable	(152,631)	-

NET CASH USED IN OPERATING ACTIVITIES	(4,987,468)	(498,705)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(1,681,001)	(11,081)
Reduction in deposits	61,423	-
Increase in restricted cash	-	(144,500)
Decrease (increase) in cash held in attorney trust	2,859,128	(3,123,595)
Cash from acquisition of subsidiaries	-	455,046

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,239,550	(2,824,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance proceeds, net	4,080,166	5,783,457
Proceeds from short-term loans	365,601	-
Proceeds from shareholder advances	-	71,538
Repayments of notes payable	-	(2,509,659)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,445,767	3,345,336

NET INCREASE IN CASH AND CASH EQUIVALENTS	697,849	22,501

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	26,307	3,806

CASH AND CASH EQUIVALENTS AT END OF YEAR	$724,156	$26,307

Supplemental disclosure of cash flow information (Note 16):
Cash paid for income taxes	$131,133	$-
Cash paid for interest	$9,660	$137,304

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

JBI, Inc. was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006.  310 had no significant activity from inception through 2009.  In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310, and subsequently was appointed President and CEO of the Company.  During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, Plastic2Oil.  Plastic2Oil is a combination of proprietary technologies and processes developed by JBI which convert waste plastics into fuel.  JBI currently operates a 20 MT processor out of its Niagara Falls Facility.

The Company has made two business acquisitions since being purchased by John Bordynuik:

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”) a distributor of electronic components, including home theater and audio video products.

On September 30, 2009, the Company acquired Pak-It, LLC (“Pak-it”).  Pak-It operates a bulk chemical processing, mixing, and packaging facility.  It also has developed and patented a delivery system that packages condensed cleaners in small water-soluble packages.

The audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company has experienced negative cash flows from operations since inception, has an accumulated deficit of $16,286,238 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue to operate in the normal course of business.  The Company has funded its activities to date almost exclusively from equity financings.

The Company will continue to require substantial funds to continue development of its core business of Plactic2Oil to achieve permitted commercial productions, and to commence sales and marketing efforts, if full regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments.

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial production goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Javaco, Pak-it, JBI (Canada) Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil of NY#1, Plastic2Oil Marine Inc. and Plastic2Oil Land Inc.  All intercompany transactions and balances have been eliminated on consolidation.  Amounts in the consolidated financial statements are expressed in US dollars.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of intangible assets, impairment of goodwill, share based compensation, inventory obsolescence, accrued liabilities and accounts receivable exposures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2010, pursuant to the terms of an employment agreement between the Company and an officer, the Company was required to have $144,500 held in an attorney trust account for the settlement of any future severance payments.  Subsequent to year-end, the officer resigned (Note 18).

Cash Held in Attorney Trust

The amount held in trust represents the subscriptions received from issuance of shares, not released to the Company at year-end.

Accounts Receivable

Accounts receivable represent unsecured obligations due from customers under terms requesting payments upon receipt of invoice up to ninety days, depending on the customer.  Accounts receivable are non-interest bearing and are stated at the amounts billed to the customer net of an allowance for uncollectible accounts. Customer balances with invoices over 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer remittance, or if unspecified, are applied to the earliest unpaid invoice.

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  Accounts receivable determined to be uncollectible are recognized using the allowance method.  The allowance for uncollectible accounts for the years ended December 31, 2010 and 2009 was $391,251 and $59,000, respectively.

Inventories

Inventories, which consist primarily of electrical components and chemicals, are stated at the lower of cost or market. The Company uses the first-in, first-out (FIFO) method of determining cost. Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Leasehold improvements	lesser of useful life or term of the lease
Machinery and office equipment	3-15 years
Vehicles	5 years
Furniture and fixtures	7 years
Office and industrial buildings	25 years

Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred and expenditures that increase the value or useful life of the asset are capitalized. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. As at December 31, 2010, the Company has not recorded an impairment loss on property, plant and equipment.

Intangible Assets

Intangible assets consist of customer related, marketing related and technology related intangible assets.

Marketing related intangible assets includes trade names, trademarks and internet domain names associated with the acquired businesses and are considered separable. The Company amortizes marketing related intangible assets on a straight-line basis over their estimated useful lives which range from 8 to 9 years.

Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of the patents acquired. The Company amortizes acquired technology over its estimated useful life of 10 years on a straight-line basis.

The Company continually evaluates the remaining estimated useful life of its intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Intangible assets are amortized on a straight-line basis over their estimated useful life of 8 to 10 years. Amortization expense for the year ended December 31, 2010 and 2009 was $359,783 and $99,426, respectively.

Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If events or changes in circumstances indicate that the carrying amount of any of these intangible assets may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds their fair value.

The Company conducted a test for impairment as of December 31, 2010 and recorded an impairment loss of $355,950. In 2009, the Company conducted an impairment test on media credits that were acquired in 2009 and recorded an impairment loss of $1,000,000.

Goodwill

The Company accounts for all business combinations under the purchase method. Intangible assets acquired, either individually or with a group of other assets, are recognized and measured based on fair value. An intangible asset with an indefinite useful life, including goodwill, is not amortized. All indefinite lived intangible assets are tested for impairment at least annually.

If events or changes in circumstances indicate that the carrying amount of Goodwill may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds their fair value.

The Company performed this test during 2010 and recorded an impairment loss of $3,079,790. The impairment loss is due to the Company changing its strategic direction for its subsidiaries, Pak-It and Javaco. The Company acquired Javaco primarily to set up a back-up operation facility in Mexico for its Plactic2Oil business and acquired Pak-It to utilize its employees’ chemical expertise to produce certain chemicals required for its Plactic2Oil business. The Company has found an alternative operation facility for Plastic2Oil activities and a third party supplier for proprietary catalyst at favorable price. Therefore, the Company changed its strategic direction for Pak-It and Javaco.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and collection is reasonably assured.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of goods sold for all periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs approximated $124,497 and $16,953 during 2010 and 2009, respectively.

Research and Development

The Company in engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2010 and 2009, the Company expensed $519, 361 and $Nil, respectively, towards research and development costs.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with ASC Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gains and losses are included in the consolidated statements of operations.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2010. The Company files tax returns in the U.S federal and state jurisdictions. The Company has no open tax years prior to December 31, 2006.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. Therefore, diluted loss per share has not been presented for 2010 and 2009.

Segmented Reporting

The Company operates in four reportable segments. Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 280-10 (Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosures about Segments of an Enterprise and Related Information"), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's operating segments include plastic to oil conversion (Plastic2oil), distribution of electronic components (Javaco) and a bulk chemical manufacturer (Pak-it) and Corporate.

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

Fair Value of Financial Instruments

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Included in the ASC Topic 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC Topic 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, mortgage payable and short-term loans approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

Reclassifications

To conform with the basis of presentation adopted in the current year, certain figures previously reported have been reclassified.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Changes in Accounting Policies Including Initial Adoption

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the guidance did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or related disclosures.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  These accounting updates were effective for interim financial periods ending after August 2009. The adoption of the guidance did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or related disclosures.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or related disclosures.

On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, effective immediately, which amended ASC Topic 855, Subsequent Events. The amendment was made to address concerns about conflicts with SEC guidance and other practice issues. Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file with or furnish its financial statements to the SEC. Entities other than registrants whose financial statements are included in SEC filings (e.g., businesses or real estate operations acquired or to be acquired, equity method investees, and entities whose securities collateralize registered securities) are not SEC filers. While an SEC filer is still required by U.S. GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The Company does not believe the changes have a material impact on our results of operations or financial position.

Recently Issued Accounting Pronouncements

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics – Technical Corrections to SEC Paragraphs this update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company is assessing the potential effect this guidance will have on its consolidated financial statements.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This updates various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company is assessing the potential effect this guidance will have on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition - Milestone Method. The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-013, Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades a consensus of the FASB Emerging Issues Task Force. ASU 2010-13 addresses the classification of an employee share-based award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2011.

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

The Company believes the above discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

NOTE 4 – PRIOR PERIOD RESTATEMENT

In March 2011, the Company obtained finalized independent third party appraisals for the fair values of the assets and liabilities acquired from the acquisitions of Javaco and Pak-It, which occurred in August and September 2009, respectively. After the assessment of these appraisals, the Company concluded that the original purchase price allocations for these acquisitions were required to be restated. Since the finalization of these appraisals did not occur until after the one-year measurement period, and therefore did not meet the technical requirements of accounting for business combinations, ASC 805-10-55-16, the Company concluded that the 2009 consolidated financial statements should be restated to reflect these finalized appraisals. The revised purchase price allocations are as follows:

Working capital	$250,601
Property, plant and equipment, net	30,008
Customer related intangible assets	602,000
Marketing related intangible assets	287,000
Deferred tax liability relating to intangible assets: $889,000 @ 34%	(302,260)
Goodwill	1,782,651
Purchase Price	$2,650,000

The purchase price for the acquisition of Pak-It has been allocated as follows:

Working capital	$1,118,646
Property, plant and equipment, net	686,495
Customer related intangible assets	292,000
Marketing related intangible assets	558,000
Technology based intangible Assets	1,442,000
Deferred tax liability relating to intangible assets: $2,292,000 @ 34%	(779,280)
Goodwill	1,297,139
Purchase Price	$4,615,000

The effect on the Company’s previously issued 2009 consolidated financial statements is summarized as follows:

Consolidated Balance Sheet as of December 31, 2009:

	Previously Reported on 10K/A2	Increase / (Decrease)	Restated
Current assets	$6,278,466	$-	$6,278,466
Property, plant and equipment, net	974,788	-	974,788
Restricted cash	144,500	-	144,500
Goodwill (1)	5,179,249	(2,099,459)	3,079,790
Deposit	64,116	-	64,116
Intangible, net (2)	10,014	3,081,573	3,091,587
Total Assets	$12,651,133	$982,114	$13,633,247
Current liabilities	$1,512,933	$(60,903)	$1,452,030
Deferred tax liability, non-current (3)	-	676,503	676,503
Total shareholder’s equity (4)	11,138,200	366,514	11,504,714
Total Liabilities and Shareholders’ Equity	$12,651,133	$982,114	$13,633,247

Consolidated Statement of Operations for the year ended December 31, 2009:

	Previously Reported on 10K/A2	Increase / (Decrease)	Restated
Sales	$3,907,527	$-	$3,907,527
Cost of sales	3,171,974	-	3,171,974
Gross profit	735,553	-	735,553
Operating expenses (4)	2,849,351	(99,426)	2,948,777
Loss from operations	(2,113,798)	(99,426)	(2,213,224)
Other income (expense)	(92,194)	-	(92,194)
Future income tax provision (recovery) (5)	-	(465,940)	(465,940)
Net loss (6)	$2,205,992	$(366,514)	$1,839,478

(1)
Adjustment reflects the net adjustment of intangible assets relating to the business combinations of Pak-It and Javaco based upon the purchase price allocation as determined by independent third party appraisals net of amortization of those intangible assets.

(2)
Adjustment reflects the reclassification of intangible assets from goodwill relating to the business combinations of Pak-It and Javaco based upon the purchase price allocation as determined by independent third party appraisals and inclusion of deferred income taxes resulting from intangible assets in the purchase price allocation.

(3)	Adjustment reflects the net adjustment of deferred tax impact resulting from intangible assets noted in (2) and the amortization of those assets.

(4)	Adjustment reflects the amortization of the intangible assets noted in (1).

(5)	Adjustment reflects the recovery of deferred taxes due to applying the future tax liability resulting from the intangible assets to future tax assets.

(6)	Adjustment reflects net effect of (4) and (5).

The decrease in Net Loss decreased the Company’s basic and diluted loss per share by $0.01 per share.

The restatement had no impact on the Company’s net cash flows from operating, investing or financing activities.

NOTE 5 – INVENTORIES, NET

Inventories at December 31 consist of the following:

	2010	2009

Raw materials	$463,162	$773,867
Work in progress	16,763	18,959
Finished goods	468,673	621,987
Obsolescence reserve	(115,000)	-

Total inventories	$833,598	$1,414,813

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

2010	Cost	Accumulated Amortization	Net Book value

Leasehold improvements	$533,272	$(102,804)	$430,468
Machinery and office equipment	1,973,562	(401,765)	1,571,797
Vehicles	7,370	(7,370)	-
Furniture and fixtures	17,993	(9,005)	8,988
Land	29,260	-	29,260
Office and industrial buildings	476,013	(10,695)	465,318

	$3,037,135	$(531,307)	$2,505,831

2009	Cost	Accumulated Amortization	Net Book value

Leasehold improvements	$473,609	$(6,764)	$466,845
Machinery and office equipment	572,295	(87,153)	485,142
Vehicles	12,325	(4,298)	8,027
Furniture and fixtures	17,679	(2,905)	14,774
Land	-	-	-
Office and industrial buildings	-	-	-

	$1,075,908	$(101,120)	$974,788

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of customer related, marketing related and technology based intangible assets associated with acquisitions Javaco and Pak-It in August 2009 and September 2009, respectively.

		Accumulated		Net Book
2010	Cost	Amortization	Impairment	value

Customer - Related	$894,000	$(142,467)	$(295,307)	$456,226
Marketing - Related	845,000	(126,181)	(60,643)	658,176
Technology - Based	1,452,013	(190,559)	-	1,261,454
	$3,191,013	$(459,207)	$(355,950)	$2,375,856

		Accumulated		Net Book
2009	Cost	Amortization	Impairment	value

Customer - Related	$894,000	$(34,773)	$-	$859,227
Marketing - Related	845,000	(28,306)	-	816,694
Technology - Based	1,452,013	(36,347)	-	1,415,666
	$3,191,013	$(99,426)	$-	$3,091,587

During the year the Company recognized an impairment loss of $355,950 on certain intangibles based on a reassessment of future cash flows of Javaco due to the loss of a major customer and the related revenues.

The estimated future amortization expense of intangible assets is as follows:

Fiscal Year Ending December 31, 2011	$295,270
2012	295,270
2013	295,270
2014	295,270
2015	295,270
Thereafter	899,506
Total	$2,375,856

NOTE 8 – GOODWILL

2010	Opening Balance	Acquisition	Impairment	Ending Balance

Goodwill	$3,079,790	$-	$(3,079,790)	$-

2009	Opening Balance	Acquisition	Impairment	Ending Balance

Goodwill	$-	$3,079,790	$-	$3,079,790

During the year the Company recognized impairments of $3,079,790.

NOTE 9 – SHORT-TERM LOANS AND NOTES PAYABLE

(a)	Short-term loans
	2010	2009
On October 15, 2010, the Company entered into an unsecured short-term loan agreement with an existing shareholder. The loan bears interest at an annual rate of 6%. The entire principal of the loan, together with all accrued interest is due and payable on October 15, 2011. The loan was used for working capital purposes.	$199,820	$-
On December 1, 2010 the Company entered into a secured short-term loan agreement with an existing shareholder. The loan was used for working capital purposes and bears interest at an annual rate of 6%. The entire principal of the loan together with all accrued interest is due and payable on December 1, 2011. The loan is secured against the receivables and assets of Pak-It.	100,781	-
In November 2010, a member of the Board of Directors entered into a short-term loan agreement with the Company. The loan bears no interest and is due on November 22, 2011. The loan was used for working capital purposes.	35,000	-
In November 2010, a member of the Board of Directors entered into a short-term loan agreement with the Company. The loan bears no interest and is due on November 22, 2011. The loan was used for working capital purposes.	30,000	-
Javaco, Inc. has a $200,000 credit line available through a financial institution, which is renewable on an annual basis and carries an interest rate of 4.25%. No balance was due under this note as of December 31, 2009 and the credit line was not renewed.	-	-
Pak-It, LLC has a $1,550,000 credit line available through a financial institution which is renewable on an annual basis and carries an interest rate of prime rate of interest plus one-half percent. No balance was due under this note as of December 31, 2009 and the credit line was not renewed.	-	-
	$365,601	$-

(b)	Notes payable

The notes payable are secured by Javaco’s inventory, a subsidiary of the Company, bears interest at an annual rate of 6% and are due on December 31, 2011. As at December 31, 2010, the Company was in compliance with the covenant associated with this notes payable.

NOTE 10 - INCOME TAXES

	2010	2009

Statutory tax rate:
U.S.	34%	34%
Foreign	31%	33%

Loss before recovery of income taxes:
U.S.	$(11,914,730)	$(2,305,418)
Foreign	(3,000,519)	-

	$(14,915,249)	$(2,305,418)

Expected income tax recovery	$(5,071,185)	$(783,842)

Permanent differences	2,326,011	(36,935)
Tax rate changes and other adjustments	(68,746)	-
Increase (decrease) in valuation allowance	2,263,638	354,837

Income tax recovery reflected in the statement of operations	$(550,282)	$(465,940)

The Company’s income tax recovery is allocated as follows:

Current tax expense	$-	$-
Deferred tax recovery	(550,282)	(465,940)

	$(550,282)	$(465,940)

The Company’s future income tax assets and liabilities as at December 31, 2010 and 2009 are as follows:

	Future Income Tax Assets
	Non-capital losses	$3,187,580	$864,000
	Reserve – Contingency	106,250	-
	Property, plant and equipment	83,347	29,000

		3,377,177	893,000
	Less: Allocated against future income tax liabilities	(715,426)	(494,888)
	Less: Valuation allowance	(2,661,751)	(398,112)

		$-	$-
	Future Income Tax Liabilities
	Section 481 (a) adjustments	$(30,451)	$(61,000)
	Intangible assets	(811,196)	(1,110,391)

		(841,647)	(1,171,391)
	Less: Reduction due to allocation of applicable future income tax assets	715,426	494,888

		$(126,221)	$(676,503)

	The Company’s non-capital income tax losses expire as follows:

U.S.	2029	$2,154,078	$2,154,078
	2030	5,069,828	-
		$7,223,906	$2,154,078

Foreign	2030	$2,925,805	$-

NOTE 11 – MORTGAGE PAYABLE

The mortgage bears interest at 7% per annum, secured by the land and building, and matures on June 15, 2015.

The following annual payments of principal are required over the next five years in respect of this mortgage:

Annual Payments
2011	$-
2012	$-
2013	$-
2014	$-
2015	$280,561

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company entered into a consulting service agreement with a third party. Pursuant to this agreement, the Company is committed to issue 75,000 shares in fiscal 2011 for the consulting services to be provided.

One of the Company’s subsidiaries entered into a consulting service contract with a shareholder. The minimum future payment is equal to fifty percent of the operating income generated from the operations of two of the most profitable devices and 10% from all the other devices.

The Company leases facilities and equipment under leases with terms remaining of up to 20 years. The leases include Javaco, Pak-It, and the JBI recycling facility.

All future payments required under various agreements are summarized below:

Fiscal year ending December 31, 2011	$167,060
2012	181,660
2013	119,142
2014	104,861
2015	96,000
Thereafter	1,686,000
Total	$2,354,723

Contingencies

During the year, the Company’s former consultants and an executive officer claimed money owed to them for consulting work performed in fiscal 2010. The Company entered into a settlement agreement on February 28, 2011 to pay the consultants and the former executive officer the sum of $312,500. The Company paid $200,000 immediately in cash and issued a note payable for the remaining settlement amount of $112,500 (Note 9(b)). At December 31, 2010, the Company accrued consulting fees of $312,500 in the consolidated financial statements.

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  The debt in the amount of $346,386 was written off and an estimated settlement of $26,000 has been accrued in the consolidated financial statements.

During the year, the former owner of one of the Company’s subsidiaries filed a complaint against the Company’s subsidiary alleging wrongful termination of his employment contract and seeking compensatory damages.  The Company has made an offer to settle this claim. An estimated settlement of $40,000, representing the management’s best estimate has been accrued in the consolidated financial statements.

In September 2010, an investor filed a lawsuit against the Company for failure to timely remove restrictive legends from his shares in the Company. The outcome of this claim is not determinable at the time of issue of these consolidated financial statements and the costs, if any, will be charged to income in the period(s) in which they are reasonably determinable.

In March 2011, a former employee filed a complaint against the Company and its subsidiaries alleging wrongful dismissal and seeking compensatory damages. The outcome of this claim is not determinable at the time of issue of these consolidated financial statements and the costs, if any, will be charged to income in the period(s) in which they are reasonably determinable.

NOTE 13 – SHAREHOLDERS’ EQUITY

(a)	Common Stock and Additional Paid in Capital

On June 25, 2009, the Company entered into an asset purchase agreement to purchase certain assets of John Bordynuik, Inc., a Delaware corporation. Under the terms of the aforementioned agreement, the Company issued 809,593 shares of common stock, par value $0.001 per share in consideration for the assets of John Bordynuik, Inc. The acquisition was treated as a transaction between entities under common control, and accordingly the assets were recorded at their historical carrying values totalling $358,931. The closing of the Agreement occurred on July 15, 2009.

In 2009, Mr. Bordynuik exchanged $200,000 cash for 66,667 shares of stock and he received 23,846 shares to cancel $71,538 of debt, each at $3 per share.

During December 2009, the Company issued Mr. Bordynuik 1 million shares of Series A Super Voting Preferred Stock ("Preferred shares") in exchange for the return of 30,000 shares of the Company’s common stock. Preferred shares have no conversion or dividend rights, but carry 100 to 1 voting rights (as compared to common shares). Further, Mr. Bordynuik returned and retired 9,970,000 common shares to the Company during 2009.

From December 2009 through January 14, 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 8,439,893 shares of the common stock.  The offering was at $0.80 per share and the Company received proceeds of $5,583,456, net of share issue cost of $161,529, for the issuance of 7,179,983 shares.  The Company also had subscriptions for an additional 1,022,410 shares for proceeds of $817,928.

The private placement was conducted on a best efforts basis with a minimum investment of $10,000 by the Company’s officers and directors.

In connection with the acquisition of Pak-It, the Company also converted a total of $2,156,775 of debt owed to the Pak-It members and lien holders at a per share price of $0.80. The Company issued 3,420,000 shares of common stock in conjunction with this debt conversion. In addition, the Company issued 128,750 shares as commission related to the acquisition of Pak-It, which was expensed. The total acquisition cost of Pak-It exceeded the identifiable net assets purchased by $549,458, which have been charged to operations as additional services provided.

The Private Offering and issuance of shares to the Pak-It members and lien holders was an unregistered sale of securities conducted pursuant to Rule 506 of Regulation D or Regulation S promulgated there under. Such securities were not registered under the Securities Act of 1933.

In 2010, the Company received proceeds of $976,038, net of share issue costs of $31,890, which consists of subscription receivable of $817,928 and $158,110 for the additional issuance of 237,500 shares pursuant to the aforementioned December 2009 private placement.

In May 2010, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of up to 1,000,000 shares of common stock at a per share price of $4.00.  The net proceeds received by the Company were in the amount of $1,915,126, net of share issue cost of $ 39,900, for the sale of 488,779 shares.

In March 2010, the President and CEO returned and retired 21,200,000 shares of common stock.

In 2010, the Company issued 1,239,397 shares of stock as compensation to various parties at an expense of $3,791,971.  The shares issued have been valued at the closing share price on the respective issue dates and were reported as operating expenses in the statement of operations. Shares issued to settle existing monetary commitments were valued at the existing commitment amount.

In December 2010, the Company consummated a confidential private placement for the issuance and sale of 2,430,000 Common stock at a price of $0.50 per share.  The Company received gross proceeds in the amount of $1,189,000, net of share issue costs of $26,000.

(b)	Warrants

On November 1, 2010, the Company issued warrants totalling 113,750 in conjunction with capital raising services provided to the Company in 2009 having an exercise price of $0.80 and expiring on November 1, 2013.  These warrants were not exercised as at December 31, 2010 and were cancelled subsequent to year end.

NOTE 14 – RELATED PARTY TRANSACTIONS AND BALANCES

During 2009, the Company issued shares of common stock to acquire assets from John Bordynuik, Inc. ("Data"), a company owned partially by the Company’s President and CEO, valued at $342,563. Many of the contracts associated with providing tape reading services are still held in the name of Data, though it is their intent to transfer these contracts during the 2nd quarter of 2010. As such, Data bills customers for the tape reading services, collects the money and remits the funds to the Company. During 2009, $184,000 of revenues related to tape reading was paid to the Company by Data.

During 2009, the Company’s President and CEO, who is also a majority shareholder, paid for direct labor costs associated with the reading of tapes, for which he was not reimbursed. The total costs amounted to $42,061 and have been recorded as a capital contribution.

During 2009, John Bordynuik, Inc. advanced the Company $71,538 for operating expenses. The advance was non-interest bearing and was settled though the issuance of 23,846 shares of common stock. Also, the Company issued 66,667 shares of common stock to John Bordynuik, Inc. for $200,000. There are no amounts due to or from John Bordynuik, Inc. as of December 31, 2009 and 2008. John Bordynuik, Inc. is a company controlled by John Bordynuik, the President and CEO of JBI, Inc.

During 2009, the Company’s President and CEO, exchanged 30,000 shares of Common stock for 1 million shares of Preferred stock. Further, the President and CEO returned 9,970,000 shares of Common stock during 2009.

During 2010, the Company’s President and CEO returned 21,200,000 shares of Common stock to the treasury.

In June 2010, the Company acquired a fuel-blending site from a minority shareholder for $129,883 (CDN $130,000). Further, in October 2010, the Company issued an additional 20,000 shares of Common stock to this individual as compensation for services provided in conjunction with setting up the property for operations.

On October 15, 2010 the Company entered into an unsecured short-term loan agreement with an existing shareholder in the amount of $200,000 (Note 9(a)).

In November 2010, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $ 30,000 (Note 9(a)).

On December 1, 2010 the Company entered into a secured short-term loan agreement with an existing shareholder in the amount of $100,000 (Note 9(a)).

On December 14, 2010 the Company entered into a short-term loan agreement with an existing shareholder in the amount of $35,000 (Note 9(a)).

NOTE 15 – SEGMENTED REPORTING

During 2010, the Company had four principal operating segments, Plastic2Oil, Javaco, Pak-It and Corporate. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

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

		2010
	Corporate	Plastic2Oil		Javaco	Pak-It	Total
Sales	$-	$-		$6,171,523	$6,247,645	$12,419,168
Net Loss	6,413,962	3,000,519	(1)	2,829,568	2,099,420	14,343,469
Total Assets	851,182	1,716,857	(2)	1,216,736	4,046,627	7,831,402
Accounts Receivable	7,565	-		397,904	423,195	828,664
Inventories	-	-		303,065	530,533	833,598
		2009
	Corporate	Plastic2Oil		Javaco	Pak-It	Total
Sales	$181,540	$-		$2,117,067	$1,608,920	$3,907,527
Net Loss	875,292	-		681,622	282,564	1,839,478
Total Assets	3,707,383	-		4,466,160	5,459,704	13,633,247
Accounts Receivable	-	-		1,138,261	523,941	1,662,202
Inventories	-	-		640,946	773,867	1,414,813

(1)	This includes R&D Expense items that have gone into the development of Plastic2Oil.

(2)	These assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility.

Neither the Company nor any of its segments depends on any single customer, small group of customers, or government for more than 10% of its sales.

NOTE 16 – SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
Common shares returned and retired	$21,200	$9,970
Common shares exchanged for Preferred shares	-	30
Common shares issued in conjunction with Javaco and Media Credits acquisition	-	3,500,000
Common shares issued in conjunction with Pak-It acquisition	-	750,000
Common shares issued to acquire assets of John Bordynuik, Inc.	-	358,931
Debt issued in conjunction with Pak-It acquisition	-	3,865,000
Common shares issued to settle Pak-It acquisition indebtedness	-	2,156,775
Common shares issued to settle shareholder advance	-	71,538
Common stock subscribed	-	817,928

NOTE 17 – BASIC AND DILUTED NET LOSS PER SHARE

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Basic and diluted loss per share is $0.25 and $0.03 for the years ended December 31, 2010 and December 31, 2009, respectively.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet and has identified the following:

In April 2011, the Company consummated a confidential private placement for the issuance and sale of 2,010,481 Common stock, at a price of $0.70 per share. The net proceeds received by the Company were in the amount of $1,407,337 and will be used for working capital management, development and preparation of the commercial operations of the P2O business.

The Company accepted the resignation of its Chief Financial Officer on April 6, 2011. The amount included in restricted cash was released to pay the officer (Note 2).

In March 2011, a former employee of one of the Company’s subsidiaries filed a lawsuit against the Company for wrongful dismissal. The outcome of this claim is not determinable at the time of issue of these consolidated financial statements.

In March 2011, the Company purchased the Niagara Falls Facility, which houses the Company’s Plastic2Oil operations. The total purchase price for the property was $401,979 which is payable $26,979 in shares, $216,832 by way of a promissory note and the remaining in cash.  The promissory note bears interest at a rate of 0% per annum, and 5% per annum interest on the balance due if the Company is in default of repayment which is due on October 4, 2011. The Company had made a deposit of $100,000 at December 31, 2010 for the purchase of this facility.

On December 14, 2010 the Company entered into a non-interest bearing short-term loan agreement with an existing shareholder in the amount of $35,000, with no specific terms of repayment.  In March 2011, this shareholder and the Company have agreed to convert this short-term loan into common shares by way of the private placement.

On February 28, 2011, the Company entered into a settlement agreement related to a legal claim in which the Company’s former consultants and an executive officer claimed money owed to them for consulting work performed in fiscal 2010. Pursuant to the settlement agreement, the Company is liable for a sum of $312,500, which was included in accrued expenses at December 31, 2010.

On January 4, 2011, the Company authorized to issue 2,430,000 shares of common stock at $0.50 per share pursuant to the Company’s private offering completed on December 30, 2010. The proceeds were received in 2010 and were recorded as common shares subscribed in the Statement of Equity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 14, 2010, we dismissed Gately & Associates, LLC as our independent registered public accounting firm.  The Company’s Board of Directors participated in and approved the decision to change our independent registered public accounting firm.

On May 14, 2010, the Board of Directors appointed WithumSmith+Brown, PC (“Withum”) as the Company’s new independent registered public accounting firm. The decision to engage Withum was approved by the Company’s Board of Directors on May 14, 2010.  Prior to May 14, 2010, the Company did not consult with Withum regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

On January 24, 2011, we dismissed Withum as our independent registered public accounting firm. The Board of Directors of the Company approved such dismissal on January 24, 2011 .

On January 24, 2011, the Board of Directors appointed Ernst & Young, LLP (“E&Y”) as the Company’s new independent registered public accounting firm. The decision to engage E&Y was approved by the Company’s Board of Directors on January 24, 2011. Prior to January 24, 2011, the Company did not consult with E&Y regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

On March 10, 2011, JBI, Inc. dismissed E&Y as our independent registered public accounting firm. The Board of Directors of the Company approved such dismissal on March 10, 2011. Between January 24, 2011 and March 10, 2011, E&Y performed only limited audit planning procedures and did not report on any financial statements of the Company.

On March 10, 2011, the Board of Directors appointed MSCM, LLP (“MSCM”) as the Company’s new independent registered public accounting firm. The decision to engage MSCM was approved by the Company’s Board of Directors on March 10, 2011.

Prior to March 10, 2011, the Company did not consult with MSCM regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officers have concluded that there exists no material weaknesses in its internal control systems that impact our ability to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2010. Based on this assessment, Management concluded that the Company’s internal controls did not contain material weaknesses, however did have some significant deficiencies, as discussed below.

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

Management’s Discussion of Significant Deficiencies

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. These significant deficiencies are a result of a lack of policies and procedures, with the associated internal controls, to appropriately address routine transactions, as well as a lack of a sufficient number of qualified personnel to timely account for such transactions in accordance with U.S. GAAP. These deficiencies exist within Pak-It, which was a private company prior to being acquired by the Company, and not subject to audits or policies and procedures that necessitate being a public company. These deficiencies in internal controls resulted in the recording of numerous audit adjustments and delayed our financial statement closing process for the fiscal year ended 2009. The Company has been working towards eliminating these deficiencies by instituting new policies, procedures, and accounting systems. However, to the extent these deficiencies continue to exist, the accuracy and time lines of financial reporting may be adversely affected.

The significant deficiencies related to Pak-It’s internal control systems are from an inadequate design for internal processes related to the gathering and inputting of sales and purchasing information, and the relay of such information to operations, shipping and receiving. The work environment and organizational culture of Pak-It was considered unsatisfactory by the Company, with regards to the internal control reporting standards imposed on public companies, and more specifically imposed pursuant to the Sarbanes-Oxley Act. Pak-It’s organizational culture and computer software did not foster an environment where supervisors or controllers could be held accountable for specific transactions or operational initiatives. The largest component of this deficiency was in Pak-It’s accounting and order-tracking software, which was a DOS program developed in-house at Pak-It during the 1980s. Pak-It has now, as of April 4th 2011, gone live with a new accounting software package that will enhance accountability and efficiency in purchasing, receiving, operations, sales, inventory management, and shipping.  The Company is also working to limit deficiencies by consolidating Pak-It’s product line, and developing an internal computer network to host the new accounting software, which will provide the appropriate access levels for designated job positions.

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

Changes in Internal Controls over Financial Reporting

We have taken numerous steps to address the underlying causes of the internal control deficiencies, primarily through the development and implementation of policies, improved processes and documented procedures, the retention of third-party experts and contractors, and the hiring of additional accounting personnel with technical accounting and inventory accounting experience.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of April 20, 2010, the names and ages of all of our directors and executive officers; and all positions and offices held.  The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position	Present Position Held Since

John Bordynuik	41	President, CEO and Director	April 2009

John Bordynuik	41	Chief Financial Officer	March 2011

Jacob Smith	55	Chief Operating Officer and Director	January 2010

John M. Wesson	57	Independent Director	February 2010

Robin Bagai	60	Independent Director	May 2010

James Fairbairn	52	Independent Director	January 2011

Family Relationships

There are no family relationships between any of the Company’s directors or officers.

Business Experience

The following summarizes the occupation and business experience of our officers and directors:

John Bordynuik, President, Chief Executive Officer, Chief Financial Officer, Director

John Bordynuik is the founder and has served as the CEO and President of the Company since 2009.  He is a fulltime employee of the Company and devotes all of his time to JBI’s business.  John Bordynuik is responsible for driving corporate strategy, business development and hardware and software design and sales.

Mr. Bordynuik has been involved in data recovery since 1990, when he first designed custom hardware to recover data from old DECTapes and hard disk platters. He went on to be the Director of Research & Development for the Ontario Provincial Legislature for ten years. Mr. Bordynuik then successfully recovered a vital piece of software that had been lost by the founders of the world's largest software company and fully restored its 1975 computer that consisted of more than 10,000 severely damaged components, which required newly designed memory systems, as well as a complete replacement memory subsystem.

In 2006, Mr. Bordynuik incorporated John Bordynuik, Inc., building the company organically, through strong client relationships and an impeccable reputation, while developing sophisticated magnetic storage devices to recover legacy data. His clients include MIT, the U.S. Army, NASA, Fortune 500 company founders, professors from academic institutions worldwide, and countless public and private companies.  Mr. Bordynuik also worked at MIT's Computer Science and Artificial Intelligence Laboratory as a Collaborative Researcher in their Math and Computation Group.  He addressed MIT's legacy computer data issues by developing highly sophisticated technology to read these tapes and has since recovered all of the research stored on more than 10,000 tapes.  Mr. Bordynuik has patents pending under JBI to protect technologies that he has developed to recover data from old media.

Mr. Bordynuik's expertise lies in being able to create products that optimize and incorporate as much intelligence as possible in applications that are as inexpensive as possible. His designs are elegant, robust and efficient, and are not limited to data recovery. Over many years, Mr. Bordynuik designed a custom CPU core that is used in many mission critical applications. In 2005, Bordynuik was granted a broad US patent for a dirty bomb detector. He continues to innovate and develop niche market products for JBI, which include the development of JBI’s P2O technology.

Mr. Bordynuik has been the leading force behind the Company’s P2O business, leading its transition from a 1 kg table-top test unit, to a commercially permitted 20-tonne P2O machine, all in less than one year.

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

Dr. Smith is qualified and capable to perform his duties on the board because of his extensive educational background in various medical and business related fields. Because of his academic achievements and work in healthcare field, Dr. Smith is quite capable of making decisions for the best interest of the company and its shareholders. In 2010 Dr. Smith completed course work on Petroleum Refinery Made Easy and was awarded a certificate of completion by The Oxford Princeton Programme.

John M. Wesson, Director

JBI's first appointed independent Board member is John M. Wesson, a 1980 graduate from Drew University, Madison, N.J. with a B.A., Psychology and Minor in Ethics.  Mr. Wesson was a BSA Associate Bank Officer (Bank Secrecy Act) at Bank Leumi USA in New York City and retired in September 2010. Given this designation, he worked closely with such regulatory agencies as FINCEN (Financial Crimes Enforcement Network) and Treasury (OFAC).

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

James Fairbairn, Director

Mr. Fairbairn graduated from the University of Western Ontario in 1981 and then received his Chartered Accountant designation in 1987. In 2009 he became an Institute Certified Director (ICD-D).

Mr. Fairbairn has worked almost exclusively in the resource industry and has 20 years experience with publicly traded companies, including Canada Lithium Corp., Crown Minerals Inc. and Trelawney Mining & Exploration Inc., where he has served as a senior officer and/or director. Mr. Fairbairn currently acts as the Chief Financial Officer of CGX Energy Inc., a Canadian-based oil and gas company, where he has served in this capacity since 1997.

Mr. Fairbairn is qualified and capable to perform his duties on the board because of his academic accreditations, extensive public company experience, and knowledge of the oil and gas industry. Mr. Fairbairn is therefore exceptionally suited for contributing to decision making for the company, and acting in the best interests of the shareholders.

COMMITTEES OF THE BOARD OF DIRECTORS

Each of our Audit Committee, Compensation Committee and Nomination Committee are composed of a majority of independent board members and are also chaired by an independent board member.

Audit Committee
James Fairbairn (Chairman)
John Wesson
Robin Bagai

Compensation Committee
John Wesson (Chairman)
Robin Bagai
James Fairbairn

Nomination Committee
Robin Bagai (Chairman)
John Wesson
James Fairbairn

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended December 31, 2010, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

							Non-Equity Incentive Plan Compensation
Named Executive Officer and Principal Position	Year	Salary ($)		Share-Based Awards ($)		Option-Based Awards ($)	Annual Incentive Plans ($)	Long-term Incentive Plans ($)	Pension Value ($)	All Other Compensation ($)	Total Compensation ($)
John Bordynuik, President & CEO	2010	6,923	(1)	0		0	0	0	0	0	6,923
Ron Baldwin, CFO(3)	2010	144,000		0		0	0	0	0	0	144,000
Jacob Smith, COO	2010	100,000		555,000	(2)	0	0	0	0	0	655,000

Notes:
(1) Salary for two weeks in 2010, pursuant to John Bordynuik’s employment agreement.
(2) 100,000 shares were issued to Jacob Smith on January 11, 2010. The closing share price on January 11, 2010 was $5.55.
(3) Ron Baldwin resigned on April 6, 2011
Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options issued or exercised during period ending December 31, 2010, by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. In 2010 each independent director was issued 10,000 shares of common stock for serving on the board.

Employment Contracts

On January 1, 2010, the Company entered into an employment agreement with Dr. Jacob Smith, the Company’s COO. The agreement has a two-year term expiring on December 31, 2011. Pursuant to the agreement, Dr. Smith earns an annual salary of $100,000 and was entitled to 100,000 shares of Common stock as incentive.

On January 4, 2010, the Company entered into an employment agreement with Ron Baldwin, to become the Company’s Chief Financial Officer.  Mr. Baldwin’s employment term ends on October 1, 2012, unless terminated earlier.  Pursuant to the employment agreement, Mr. Baldwin will earn an annual base salary of $144,000. Mr. Baldwin’s base salary is subject to review by the Company’s Board of Directors on an annual basis, however, the annual base salary shall not be less than $144,000 for any annual period.  In addition, the Company, Mr Baldwin, and a law firm acting as escrow agent, entered into an escrow agreement, whereby the Company deposited $144,000 with the escrow agent.  This amount will be paid to Mr. Baldwin in the event that the Company elects to terminate Mr. Baldwin’s employment without cause.

Subsequent to the fiscal year ended December 31, 2010, on April 6, 2010, the Company accepted Ron Baldwin’s resignation as Chief Financial Officer.

On May 19, 2010, the Company entered into an employment agreement with John Bordynuik, the Company’s President and CEO.  The agreement has a five-year term which ends on May 19, 2015, and may be extended upon the mutual agreement of the Company and Mr. Bordynuik. Pursuant to the agreement, and a resolution of the Board of Directors, Mr. Bordynuik’s non-retrospective annual salary of $180,000 became payable upon the Company’s receipt of the Consent Order on December 14, 2010. In addition, Mr. Bordynuik has been granted option awards, which are contingent upon specific milestones being achieved by the Company and also a mutual understanding of the options terms and conditions between Mr. Bordynuik and the Board of Directors.

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2010, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2010, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name And Municipality of Residence	Position with the Company	Director Since	Principal Occupations During the Preceding Five Years	Number of Securities Beneficially Owned Directly or Indirectly or Over Which Control or Direction is Exercised	Percentage of Common stock Held
James Fairbairn(1)	Director	January 3, 2011	Chief Financial Officer of CGX Energy, Inc.	302,481 Common stock	0.6%
John Wesson(1)	Director	February 12, 2010	BSA Associate, Bank Leumi USA	826,704 Common stock	1.6%
Robin Bagai(1)	Director	April 30, 2010	Clinical Psychologist	56,040 Common stock	0.1%
John Bordynuik	President, Chief Executive Officer, Director	April 24, 2009	Chief Executive Officer of JBI	8,276,846 Common stock 1,000,000 Series A Preferred Shares(2)	16.15%
Jacob Smith	Chief Operating Officer, Director	February 12, 2009	Chief Operating Officer of JBI Course Instructor at Davenport University	100,000 Common stock	0.2%
Ronald Baldwin(3)	Chief Financial Officer	N/A	Chief Financial Officer of JBI Vice President of Finance of Hegemon Capital	0	0%
			Total:	9,562,071 Common stock 1,000,000 Series A Preferred Shares	18.65%

Notes:
(1) Members of the Audit Committee, Compensation Committee and the Nominating Committee.
(2) John Bordynuik owns 100% of the issued and outstanding Series A Preferred Shares of the Company.
(3) The Company accepted Ron Baldwin’s resignation as Chief Financial Officer on April 6 2011.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

As of April 20th 2011, our authorized capitalization was 155,000,000 shares of capital stock, consisting of 150,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

We are authorized to issue 150,000,000 shares of common stock, $.001 par value per share. As of the filing of this Form 10K, approximately 54,611,184 common shares are issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2010, CEO & President John Bordynuik returned 21,000,000 shares to the Company.

In October 2010, CEO & President John Bordynuik returned 200,000 shares of common stock to the treasury.

In November 2010, a member of the board of directors entered into a short-term loan agreement with the Company. The loan was in the amount of $30,000, it bears no interest and is due in November 2011. The amount of the loan is not material and was used for working capital purposes.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2010 and December 31, 2009, respectively, for professional services rendered by WithumSmith+Brown, PC our former independent registered accounting firm, and MSCM our current independent registered accounting firm for the audit of the Company's annual financial statements and for audit-related services, tax services and all other services, as applicable.

Service Provided	Fiscal 2010		Fiscal 2009

Annual Audit	$68,600	(2)	$277,772	(1)

Audit Related Fees
Assurances and Related Sources

Tax Fees
Tax Services			24,400

All Other Fees
Fees for other services	56,050		3,900

Total Fees	124,650		306,072

(1)
Includes professional services rendered by our independent registered public accounting firms and third party accounting services for the annual audit of the Company’s financial statements and internal controls and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, as well as back audits on the Company’s subsidiaries and 310 Holdings.

(2)
Includes the 2010 Form 10-Q’s reviewed by WithumSmith+Brown, PC, and does not include fees from the Company’s current independent registered accounting firm, MSCM, LLP for the audit of fiscal year 2010.

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

JBI, INC.

Date: April 20, 2011	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President, CEO, CFO, Director (Principal Executive & Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Bordynuik	Chief Financial Officer Principal Accounting Officer	April 20, 2011

Signature	Title	Date

/s/ John Bordynuik	Director and Chairman of the Board; President and Chief Executive Officer	April 20, 2011
John Bordynuik

/s/ Jacob Smith	Chief Operating Officer and Director	April 20, 2011
Jacob Smith

/s/ Robin Bagai	Director	April 20, 2011
Robin Bagai

/s/ John Wesson	Director	April 20, 2011
John Wesson

/s/ James Fairbairn	Director	April 20, 2011
James Fairbairn