Form 10-Q
period 2011-03-31
JBI, INC.
filed 2011-05-23
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

Commission File Number: 000-52444

JBI, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4924000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1783 Allanport Road
Thorold Ontario L0S 1K0
(Address of principal executive offices) (Zip Code)

Copies of communications to:

Gregg E. Jaclin, Esq.
Anslow + Jaclin,  LLP
195 Route 9 South, Suite 204
Manalapan, New Jersey 07726
(732) 409-1212

(905) 384-4383
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐  No ☒

As of May 19, 2011, there were 55,179,533 shares of Common Stock, $0.001 par value per share, issued and outstanding.

JBI Inc.
Index Page

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q (“Report”) contains “forward looking information” within the meaning of applicable securities laws.  Such statements include, but are not limited to, statements with respect to the Company’s beliefs, plans, strategies, objectives, goals and expectations, including expectations about the future financial or operating performance of the Company and its projects, capital expenditures, capital needs, government regulation of the industry, environmental risks, limitations of insurance coverage, and the timing and possible outcome of regulatory matters, including the granting of patents and permits.  Words such as “expect”, “anticipate”, “intend”, “attempt”, “may”, “will”, “plan”, “believe”, “seek”, “estimate”, and variations of such words and similar expressions are intended to identify such forward looking information. These statements are not guarantees of future performance and involve assumptions, risks and uncertainties that are difficult to predict.

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking information include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labour disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of the Company to control commodity prices; risks associated with the regulatory environment within which the Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking information are discussed in more detail in the section entitled “Risk Factors” in this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this Report.

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

Unless otherwise noted, references in this registration statement to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

JBI, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$167,015	$724,156
Cash held in attorney trust (Note 2)	9,277	264,467
Restricted cash (Note 2)	144,500	144,500
Accounts receivable, net of allowance for doubtful accounts of $350,661 (2010 - $391,251(Note 2)	763,184	828,664
Inventories, net of reserve of $115,000 (2010 - $115,000) (Note 5)	1,061,888	833,598
Prepaid expenses	59,894	151,637
TOTAL CURRENT ASSETS	2,205,758	2,947,022

PROPERTY, PLANT AND EQUIPMENT, NET (Note 6)	2,891,996	2,505,831
OTHER ASSETS
Intangible assets, net (Note 7)	1,933,544	2,375,856
Deposits	12,464	2,693
TOTAL OTHER ASSETS	1,946,008	2,378,549
TOTAL ASSETS	$7,043,762	$7,831,402
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,681,933	$1,083,589
Accrued expenses	673,974	822,520
Short-term loans (Notes 8(a) and 13)	339,420	365,601
Notes payable (Note 8(b))	212,500	112,500
Current portion of mortgages payable (Note 10)	216,832	-
Income taxes payable	1,249	7,030
TOTAL CURRENT LIABILITIES	3,125,908	2,391,240

LONG-TERM LIABILITIES
Deferred income taxes (Note 9)	214,229	126,221
Mortgages payable (Note 10)	288,792	280,561
TOTAL LIABILITIES	3,628,929	2,798,022
Commitments and Contingencies (Note 11)
SHAREHOLDERS' EQUITY (Notes 12 and 16)
Common Stock, par $0.001; 150,000,000 authorized, 54,611,184 shares at March 31, 2011 and 51,241,926 shares at December 31, 2010	54,611	51,243
Common Stock Subscribed, 987,374 shares at cost at March 31, 2011 and 2,653,334 shares at cost at December 31, 2010	686,651	1,334,167
Stock subscription receivable	(120,000)	-
Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	1,000	1,000
Additional paid in capital	21,838,749	19,933,211
Accumulated deficit	(19,046,178)	(16,286,241)
TOTAL SHAREHOLDERS' EQUITY	3,414,833	5,033,380
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,043,762	$7,831,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Month Periods Ended March 31,
(Unaudited)
		(Restated as per Note 4)
	2011	2010
SALES
Pak-It	$1,619,933	$1,552,737
Javaco	581,654	1,994,573
Other	-	26,120
	2,201,587	3,573,430
COST OF SALES
Pak-It	1,217,660	1,534,036
Javaco	517,808	1,721,007
Other	-	5,183
	1,735,468	3,260,226

GROSS PROFIT	466,119	313,204

OPERATING EXPENSES
Selling general and administrative expenses	2,313,872	3,548,321
Depreciation of property, plant and equipment	131,701	69,018
Amortization of intangible assets (Note 4)	87,442	86,245
Research and development expenses	287,955	14,792
Impairment loss – Intangible assets	354,870
TOTAL OPERATING EXPENSES	3,175,840	3,718,376

LOSS FROM OPERATIONS	(2,709,721)	(3,405,172)

OTHER INCOME (EXPENSE)
Interest expense, net	(5,472)	(1,825)
Other income, net	43,264	24,143
	37,792	22,318
LOSS BEFORE INCOME TAXES	(2,671,929)	(3,382,854)

FUTURE INCOME TAX EXPENSE (RECOVERY)	88,008	(203,015)

NET LOSS	$(2,759,937)	$(3,179,839)

Basic and diluted net loss per share	$(0.05)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	53,579,863	63,673,210

The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Month Period Ended March 31, 2011 (Unaudited)

	Common Stock $0.0001 Par Value		Common Stock Subscribed		Stock Subscriptions	Preferred Stock $0.0001 Par Value		Additional paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Capital	Deficit	Equity

BALANCE, DECEMBER 31, 2010	51,241,926	$51,243	2,653,334	$1,334,167	$-	1,000,000	$1,000	$19,933,211	$(16,286,241)	$5,033,380

Common stock issued for purchase of building	-	-	44,964	26,979	-	-	-	-	-	26,979

Common stock issued in connection with private placement, $0.70 per share	-	-	942,410	659,672	(120,000)	-	-	-	-	539,672

Common stock issued in connection with private placement, $0.50 per share, closed in the prior year, net of issuance costs of $26,000	2,430,000	2,430	(2,430,000)	(1,189,000)	-	-	-	1,186,570	-	-

Common stock issued for service provided in the prior year, valued at $0.65 per share	223,334	223	(223,334)	(145,167)	-	-	-	144,944	-	-

Common stock issued for severance, $0.82 per share	100,000	100	-	-	-	-	-	81,900	-	82,000

Common stock issued for services, $0.80 per share	375,000	375	-	-	-	-	-	299,625	-	300,000

Common stock issued for services, $0.80 per share	240,924	240	-	-	-	-	-	192,499	-	192,739

Net loss	-	-	-	-	-	-	-	-	(2,759,937)	(2,759,937)

BALANCE, MARCH 31, 2011	54,611,184	$54,611	987,374	$686,651	$(120,000)	1,000,000	$1,000	$21,838,749	$(19,046,178)	$3,414,833

 The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31,
(Unaudited)

	2011	(Restated as per Note 4) 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,759,937)	$(3,179,839)
Items not affecting cash:
Depreciation of property plant and equipment	131,701	69,018
Amortization of intangible assets	87,442	86,245
Impairment charges	354,870	-
Exchange loss	17,050	-
(Recovery of) provision for uncollectible accounts	(40,590)	53,000
Future income tax expense (recovery)	88,008	(203,015)
Stock issued for services	574,739	2,369,900
Working capital changes:
Accounts receivable	106,070	(479,708)
Inventories	(228,290)	385,489
Prepaid expenses	39,174	(197,910)
Accounts payable	598,344	288,393
Accrued expenses	(148,546)	-
Income taxes payable	(5,781)	-

NET CASH USED IN OPERATING ACTIVITIES	(1,185,746)	(808,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(121,486)	(656,118)
Increase in deposits	(9,771)	-
Decrease in cash held in attorney trust	255,190	2,972,964

NET CASH PROVIDED BY INVESTING ACTIVITIES	123,933	2,316,846

CASH FLOWS FROM FINANCING ACTIVITIES
Stock proceeds, net	504,672	913,936
NET CASH PROVIDED BY FINANCING ACTIVITIES	504,672	913,936

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(557,141)	2,422,355

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	724,156	26,307

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$167,015	$2,448,662

Supplemental disclosure of cash flow information (Note 16):
Cash paid for income taxes	$5,781	$-
Cash paid for interest	$5,472	$1,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

JBI, Inc. was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006.  310 had no significant activity from inception through 2009.  In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310, and subsequently was appointed President and CEO of the Company.  During 2009, the Company changed its name to JBI, Inc. and began operations of its main business, Plastic2Oil.  Plastic2Oil is a combination of proprietary technologies and processes developed by JBI which convert waste plastics into fuel.  JBI currently operates a 20 MT processor out of its Niagara Falls Facility.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”).  Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted.  Interim statements are subject to possible adjustment in connection with the annual audit of the Company’s accounts for the year ended December 31, 2011.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2011 and the results of operations, cash flows, and changes in stockholders’ equity for the three month periods ended March 31, 2011 and 2010.  Results for the three months ended are not necessarily indicative of results that may be expected for the entire year.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto as of and for the year ended December 31, 2010 as included in the Company’s Form 10-K as filed with the Commission on April 20, 2011.

These financial statements have been prepared in accordance with accounting principles which contemplate the continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company has experienced negative cash flows from operations since inception, has an accumulated deficit of $19,046,178 at March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue to operate in the normal course of business.  The Company has funded its activities to date almost exclusively from equity financings.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

The Company has disclosed its accounting policies in “NOTE 2 – SUMMARY OF ACCOUNTING POLICIES” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The following accounting policies provide an update to those included under the same captions in the Company’s Annual Report on Form 10-K.

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

Cash Held in Attorney Trust

The amount held in trust represents the subscriptions received from issuance of shares, not released to the Company at the balance sheet date.

Restricted Cash

As of March 31, 2011 and December 31, 2010, pursuant to the terms of an employment agreement between the Company and an officer, the Company was required to have $144,500 held in an attorney trust account for the settlement of any future severance payments.  As of March 31, 2011, the officer resigned and the restricted cash was paid out subsequent in April 2011 (Note 16).

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  The allowance for uncollectible accounts as at March 31, 2011 and December 31, 2010 was $350,661 and $391,251, respectively.

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

Intangible assets are amortized on a straight-line basis over their estimated useful life of 8 to 10 years. Amortization expense for the periods ended March 31, 2011 and 2010 was $87,442 and $86,245 (see note 4), respectively.

Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If events or changes in circumstances indicate that the carrying amount of any of these intangible assets may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds their fair value.  The Company determined that the significant reduction of revenues from the Javaco business warranted a reduction of the carrying value of the associated intangible assets to $Nil and accordingly an impairment charge of $354,870 was recorded for the three month period ended March 31, 2011 (2010 - $Nil).

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs approximated $13,784 and $24,179 during the three month periods ended March 31, 2011 and 2010, respectively.

Research and Development

The Company in engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. For the periods ended March 31, 2011 and 2010, the Company expensed $287,955 and $14,792, respectively, towards research and development costs.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. Therefore, diluted loss per share has not been presented as at March 31, 2011 or 2010.

Segmented Reporting

The Company operates in four reportable segments. Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 280-10 establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's operating segments include plastic to oil conversion (Plastic2oil), distribution of electronic components (Javaco), a bulk chemical manufacturer (Pak-it) and Corporate.

Concentrations and Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of accounts receivable. The Company extends limited credit to its customers based upon their creditworthiness and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, mortgage payable and short-term loans approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework each of these, except for cash and cash equivalents, are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.  Cash and cash equivalents are considered Level 1 inputs.

Reclassifications

To conform to the basis of presentation adopted in the current period, certain figures previously reported have been reclassified.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Changes in Accounting Policies Including Initial Adoption

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

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

The adoption of each of these new policies did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or related disclosures.

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

This restatement was completed and reported in the 2010 consolidated financial statements and included full details as to the nature and extent of the restatements.  One aspect of the restatement caused the carrying amount of intangible assets as at December 31, 2009 to be increased from $10,014 to $3,091,587. These intangible assets are subject to amortization and the amortization expense previously reported for the period ended March 31, 2010 was not based upon these restated carrying amounts. The effect of revising the amortization expense in accordance with these restated carrying amounts is summarized as follows:

Consolidated Statement of Operations for the three month period ended March 31, 2010:

	Previously Reported on 10Q	Increase / (Decrease)	Restated
Sales	$3,573,430	$-	$3,573,430
Cost of sales	3,260,226	-	3,260,226
Gross profit	313,204	-	313,204
Other operating expenses	3,632,131	-	3,632,131
Amortization of intangible assets	-	86,245	86,245
Loss from operations	(3,318,927)	(86,245)	(3,405,172)
Other income	22,318	-	22,318
Future income tax recovery	-	(203,015)	(203,015)
Net loss	$(3,296,609)	$116,770	$(3,179,839)

The increase in Net Loss did not result in a change in the Company’s basic and diluted loss per share reported for the period.

The restatement had no impact on the Company’s net cash flows from operating, investing or financing activities.

NOTE 5 – INVENTORIES, NET

Inventories consist of the following:

	March 31, 2011	December 31, 2010

Raw materials	$540,399	$463,162
Work in progress	135,940	16,763
Finished goods	500,549	468,673
Obsolescence reserve	(115,000)	(115,000)

Total inventories	$1,061,888	$833,598

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

March 31, 2011	Cost	Accumulated Amortization	Net Book value

Leasehold improvements	$533,272	$(127,576)	$405,696
Machinery and office equipment	2,094,713	(502,740)	1,591,973
Vehicles	7,370	(7,370)	-
Furniture and fixtures	17,993	(9,864)	8,129
Land	29,260	-	29,260
Office and industrial buildings	872,392	(15,454)	856,938

	$3,555,000	$(663,004)	$2,891,996

December 31, 2010	Cost	Accumulated Amortization	Net Book value

Leasehold improvements	$533,272	$(102,804)	$430,468
Machinery and office equipment	1,973,227	(401,430)	1,571,797
Vehicles	7,370	(7,370)	-
Furniture and fixtures	17,993	(9,005)	8,988
Land	29,260	-	29,260
Office and industrial buildings	476,012	(10,694)	465,318

	$3,037,134	$(531,303)	$2,505,831

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of customer related, marketing related and technology based intangible assets associated with acquisitions Javaco and Pak-It in August 2009 and September 2009, respectively.  As at March 31, 2011 the carrying value of the Javaco intangible assets had been reduced to $Nil

		Accumulated		Net Book
March 31, 2011	Cost	Amortization	Impairment	value

Customer - Related	$894,000	$(169,022)	$(650,176)	$74,802
Marketing - Related	845,000	(150,315)	(60,643)	634,042
Technology - Based	1,452,013	(227,312)	-	1,224,701
	$3,191,013	$(546,649)	$(710,820)	$1,933,544

		Accumulated		Net Book
December 31, 2010	Cost	Amortization	Impairment	value

Customer - Related	$894,000	$(142,467)	$(295,307)	$456,226
Marketing - Related	845,000	(126,181)	(60,643)	658,176
Technology - Based	1,452,013	(190,559)	-	1,261,454
	$3,191,013	$(459,207)	$(355,950)	$2,375,856

NOTE 8 – SHORT-TERM LOANS AND NOTES PAYABLE

(a) Short-term loans
	March 31, 2011	December 31, 2010
On October 15, 2010, the Company entered into an unsecured short-term loan agreement with an existing shareholder. The loan, in the amount of $200,000 Canadian dollars, bears interest at an annual rate of 6%. The entire principal of the loan, together with all accrued interest is due and payable on October 15, 2011. The loan was used for working capital purposes.	$206,280	$199,820
On December 1, 2010 the Company entered into a secured short-term loan agreement with an existing shareholder. The loan, in the amount of $100,000 Canadian dollars, was used for working capital purposes and bears interest at an annual rate of 6%. The entire principal of the loan together with all accrued interest is due and payable on December 1, 2011. The loan is secured against the receivables and assets of Pak-It.	103,140	100,781
In November 2010, a member of the Board of Directors entered into an unsecured short-term loan agreement with the Company. The loan, which was repaid in the period through the issuance of shares, bears no interest and is due on November 22, 2011. The loan was used for working capital purposes.	-	35,000
In November 2010, a member of the Board of Directors entered into an unsecured short-term loan agreement with the Company. The loan bears no interest and is due on November 22, 2011. The loan was used for working capital purposes.	30,000	30,000
	$339,420	$365,601

(b) Notes payable
	March 31, 2011	December 31, 2010
Note payable are secured by inventory of Javaco Inc., a subsidiary of the Company, bears interest at an annual rate of 6% and are due on December 31, 2011. As at March 31, 2011, the Company was in compliance with the covenant associated with this note payable.	$112,500	$112,500
Note payable, secured by property of JBI RE One Inc., a subsidiary of the Company, is non-interest bearing and matures on October 4, 2011.	100,000	-
	$212,500	$112,500

NOTE 9 - INCOME TAXES

	Period ended March 31,
	2011	2010

Statutory tax rate:
U.S.	34%	34%
Foreign	29%	31%

Loss before recovery of income taxes:
U.S.	$1,408,908	$3,382,854
Foreign	1,263,021	-

Expected income tax recovery	(845,305)	(1,150,170)

Permanent differences	172,083	806,423
Tax rate changes and other adjustments	501,862	127,124
Increase in valuation allowance	259,368	13,608

Income tax expense (recovery) reflected in the statement of operations	$88,008	$(203,015)

The Company’s income tax expense (recovery) is allocated as follows:

Current tax expense	$-	$-
Future tax expense (recovery)	88,008	(203,015)

	$88,008	$(203,015)

The Company’s future income tax assets and liabilities as at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Future Income Tax Assets:
Non-capital losses	$3,341,720	$3,187,580
Reserve - Contingency	-	106,250
Property, plant and equipment	45,412	83,347

	3,387,132	3,377,177
Less: Allocated against future income tax liabilities	(466,013)	(715,426)
Less: Valuation allowance	(2,921,119)	(2,661,751)

Total	$-	$-

Future Income Tax Liabilities:
Section 481 (a) adjustments	$(22,839)	$(30,451)
Intangible assets	(657,403)	(811,196)
Less: Reduction due to allocation of applicable future income tax assets	466,013	715,426

Total	$(214,229)	$(126,221)

NOTE 9 - INCOME TAXES (Cont’d)

The Company’s non-capital income tax losses expire as follows:

U.S.	2029	$2,154,078	$2,154,078
	2030	3,786,299	5,069,828
	2031	837,357
		$6,777,734	$7,223,906

Foreign	2030	$2,925,805	$2,925,805
	2031	1,223,359	-
		$4,149,164	$2,925,805

NOTE 10 – MORTGAGE PAYABLE

	March 31, 2011	December 31, 2010
Mortgage bears interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity.	$288,792	$280,561
Mortgage, non-interest bearing, secured by the land and building, and matures on October 4, 2011. Principle is due, in its entirety, at maturity.	216,832	-
	505,624	280,561
Less: current portion	216,832	-
	$288,792	$280,561

The following annual payments of principal are required over the next five years in respect of these mortgages:

Annual Payments
To March 31, 2012	$216,832
To March 31, 2013	$-
To March 31, 2014	$-
To March 31, 2015	$-
To March 31, 2016	$288,792
Total repayments	$505,624

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments

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

All future payments required under various agreements are summarized below:

To March 31, 2012	$194,470
To March 31, 2013	165,543
To March 31, 2014	124,839
To March 31, 2015	114,638
To March 31, 2016	111,391
Thereafter	1,195,908
Total	$1,906,790

Contingencies

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and as president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  At December 31, 2010 the debt in the amount of $346,386 was written off and an estimated settlement of $26,000 was accrued.  During the period the Company received $45,000 in cash, recorded as a recovery of bad debts, and $9,754 in inventory returns relative to the debt previously written off.

During the 2010 fiscal year, the former owner of one of the Company’s subsidiaries filed a complaint against the Company’s subsidiary alleging wrongful termination of his employment contract and seeking compensatory damages.  The Company has made an offer to settle this claim. An estimated settlement of $40,000, representing the management’s best estimate has been accrued in the condensed consolidated financial statements.

In September 2010, an investor filed a lawsuit against the Company for failure to timely remove restrictive legends from his shares in the Company. The outcome of this claim is not determinable at the time of issue of these condensed consolidated financial statements and the costs, if any, will be charged to income in the period(s) in which they are reasonably determinable.

In March 2011, a former employee filed a complaint against the Company and its subsidiaries alleging wrongful dismissal and seeking compensatory damages. The outcome of this claim is not determinable at the time of issue of these condensed consolidated financial statements and the costs, if any, will be charged to income in the period(s) in which they are reasonably determinable.

NOTE 12 – SHAREHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

On March 25, 2011, the Company closed an asset purchase agreement to purchase certain assets from an independent party. Under the terms of the aforementioned agreement, the Company will issue 44,964 shares of common stock, par value $0.001 per share, valued at $26,979 as part of the consideration. The shares of common stock to be issued were recorded as common stock subscribed as of March 31, 2011.

During the period, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 942,410 shares of the common stock.  The offering was at $0.70 per share totaled $659,672. As a result of the private placement, the Company received cash of $504,672 and offset the $35,000 short-term loan (note 8(a)).  The Company had stock subscriptions receivable of $120,000 as of March 31, 2011.

In December 2010, the Company consummated a confidential private placement for the issuance and sale of 2,430,000 shares of common stock at a price of $0.50 per share.  The Company received gross proceeds in the amount of $1,189,000, net of share issue costs of $26,000. The 2,430,000 shares of common stock were issued on January 19, 2011.

On January 19, 2011, the Company issued 223,334 shares of common stock as compensation to various parties. The shares were valued at $145,167 and were charged to operations in prior year.

On January 28, 2011, the Company issued 100,000 shares of common stock to a former employee at an expense of $82,000. The shares issued have been valued at the closing share price on the respective issue dates and were reported as operating expenses in the statement of operations.

On March 1, 2011, the Company issued 375,000 shares of common stock to two individuals at an expense of $300,000 as a compensation for services provided. The shares issued have been valued at the closing share price on the respective issue dates and were reported as operating expenses in the statement of operations except $40,000 which is recorded as prepaid expenses.

On March 12, 2011, the Company issued 240,924 shares of common stock to various parties at an expense of $192,739 as a compensation for services provided. The shares issued have been valued at the closing share price on the respective issue dates and were reported as operating expenses in the statement of operations.

NOTE 13 – RELATED PARTY TRANSACTIONS AND BALANCES

On October 15, 2010 the Company entered into an unsecured short-term loan agreement with an existing shareholder in the amount of $200,000, denominated in Canadian dollars (Note 8(a)).

In November 2010, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $ 30,000 (Note 8(a)).

On December 1, 2010 the Company entered into a secured short-term loan agreement with an existing shareholder in the amount of $100,000, denominated in Canadian dollars. (Note 8(a)).

On December 14, 2010 the Company entered into a short-term loan agreement with an existing shareholder in the amount of $35,000 (Note 8(a)).  This loan was settled with the issuance of common stock during the period (Note 12).

NOTE 14 – SEGMENTED REPORTING

The Company has four principal operating segments, Plastic2Oil, Javaco, Pak-It and Corporate. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

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

Three Months Ended March 31, 2011
	Corporate	Plastic2Oil		Javaco	Pak-It	Total
Sales	$-	$-		$581,654	$1,619,933	$2,201,587
Net Loss	(938,155)	(1,261,675)	(1)	(441,287)	(118,820)	(2,759,937)
Total Assets	872,100	1,250,485	(2)	693,157	4,228,020	7,043,762
Accounts Receivable	-	6,917		296,696	459,571	763,184
Inventories	-	-		300,038	761,850	1,061,888
Three Months Ended March 31, 2010
	Corporate	Plastic2Oil		Javaco	Pak-It	Total
Sales	$26,120	$-		$1,994,573	$1,552,737	$3,573,430
Net Income / (Loss)	(2,709,931)	-		15,850	(485,758)	(3,179,839)
Total Assets	2,938,069	-		4,650,396	6,234,158	13,822,623
Accounts Receivable	-	-		1,464,267	624,643	2,088,910
Inventories	-	-		444,019	585,305	1,029,324

(1)	This includes R&D Expense items that have gone into the development of Plastic2Oil.

(2)	These assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility.

Neither the Company nor any of its segments depends on any single customer, small group of customers, or government for more than 10% of sales.

NOTE 15 – SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	March 31, 2011	March 31, 2010
Common shares to be issued in connection with acquisition of property, plant and equipment	$26,979	$-
Short term loan settled through share issuance	35,000	-
Prepaid expenses utilized upon acquisition of property, plant and equipment	52,569
Note payable arising on acquisition of property, plant and equipment	100,000	-
Mortgage arising on acquisition of property, plant and equipment	216,832	-

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet and has identified the following:

In April 2011, the Company consummated a confidential private placement for the issuance and sale of 1,068,071 Common shares at a price of $0.70 per share. The net proceeds received by the Company were in the amount of $747,650 and will be used for working capital management, development and preparation of the commercial operations of the P2O business. $504,672 of the proceeds was received during the period ended March 31, 2011 and recorded in common stock subscribed.

The Company accepted the resignation of its Chief Financial Officer on April 6, 2011. The amount included in restricted cash was released to pay the officer at that time (Note 2)

Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following management’s discussion and analysis (the “MD&A”) of the results of operations should be read in conjunction with the unaudited consolidated financial statements of the Company as at March 31, 2011, together with the accompanying notes.  This discussion contains forward-looking statements that involve certain risks and uncertainties, and that reflect estimates and assumptions.  See the section entitled “Cautionary Statement Regarding Forward-Looking Information” for more information on forward-looking statements.  Our actual results may differ materially from those indicated in forward-looking statements.  Factors that could cause our actual results to differ materially from our forward-looking statements are described in “Risk Factors” and elsewhere in this report.

Business Overview

JBI is a company with a diverse array of products and services, including four key business operations: (1); Plastic2Oil (“P2O”), a business that converts plastics into fuel; (2) Javaco, a retail/wholesale telecommunications distributor; (3) Pak-It, a manufacturer of cleaning chemicals; and (4). the Data Business, a data recovery business

Prior to 2009, the Company had no significant activity. In 2009, however, management began executing its business plan by acquiring three revenue-generating sources, the Data Business, Javaco and Pak-It.   In addition to generating revenues, Javaco and Pak-It were each assessed as having strategic benefits relative to the commercialization of the P2O business.

The Company remains focused on the development of its P2O business and will be concentrating the Company’s R&D resources on the commercial scaling and operations of its P2O business during 2011.

Significant Developments and Strategic Actions

Plastic2Oil Business

In March 2011 the Company completed the acquisition of the facility in Niagara Falls, New York where its 20 metric tonne (“MT”) P2O processor is located. The Company has worked diligently towards obtaining all permits necessary to allow commercial operations at this facility and all requirements for the permits have now been submitted. The acquisition of this facility in the period represents the culmination of a process that commenced when the facility was first occupied but which the Company was not prepared to commit to until commercial operations appeared imminent.

On December 14, 2010 the Company obtained a Consent Order which allows the Company to commence commercial operations while it awaits receipt of the final Air permit and Solid Waste Permit. The Consent Order is valid until the date the final permits are received, or six months, whichever is less. As of the date of this filing, all necessary submissions for the final permits had been completed.

The Company now has all facets in place to allow comprehensive commercial operations to proceed. The acquisition of the Niagara Falls facility and obtainment of the Consent Order were the critical aspects of this, but the Company has also been successful in securing a source of supply for the processing plant and a facility to handle the fuels generated from processing. The Company has a recycling facility that accepts, separates and processes paper, plastics and other materials. It is permitted to process and store up to 300 MT of waste material at any given time and is expected to assist in the supply of plastic feedstock to the processing plant. The Company also has a fuel blending facility which can store, blend, analyze and self-certify the fuels produced from the P2O process. The ability to control the inputs, processing, and outputs is expected to maximize the commercial viability of this business.
In addition to the focus on launching the commercial operations in Niagara Falls the Company has continued to look towards expansion and the establishment of multiple processing plants. The fact that the processing plant can be replicated at a relatively low capital cost, does not require special environmental controls, and can be housed in an area of less than 10,000 square feet make it very practical to establish a processor wherever a suitable supply of feedstock is shown to exist.

On April 13, 2011 the Company entered into a referral agreement with Smurfit-Stone Containers Corporation whereby Smurfit will, on a best efforts basis, make referrals to the Company of potential sites for the installation and operation of a P2O processor.  To qualify as a suitable referral a site must be able to provide a minimum of 10 metric tons of plastic feedstock to the process each day.   Upon receipt of a referral the Company will complete an initial assessment of the sites ability to satisfy this criterion and then, if appropriate, negotiate an agreement directly with the site for the installation and operation of one or more P2O processors.  For each installation resulting from a referral, Smurfit will receive a royalty equal to 5% of the gross fuel sales generated directly from the P2O processor installed.

Javaco Business

Javaco, which the Company acquired in 2009, distributes over 100 lines of equipment used in the telecommunications industry and operates out of its facility in Columbus, Ohio.   Aside from operating Javaco, management had intended to utilize Javaco’s expertise to launch P2O processing sites in Mexico and South America if the Company ran into construction and/or permitting difficulties in establishing a P2O processing site at the New York Facility.  With the prospect of these difficulties now eliminated the focus will return to streamlining the operations of Javaco with a view to enhanced profitability.

The Company uncovered inefficiencies in Javaco’s operations and consolidated the workforce at this subsidiary in order to reduce liabilities and improve working capital turnover. Javaco has shifted its focus towards higher profit margin sales, and the Company is identifying these customers and tailoring an integrated sales approach that we expect to improve this subsidiary’s earnings although it has resulted in sales reduction in the shorter term.

Pak-It Business

In 2009, the Company acquired 100% of the membership interests of Pak-It, which manufactures cleaning chemicals, and owns a patent that allows for the delivery of cleaning chemicals in a water-soluble film package used mainly in institutional and industrial cleaning operations. Pak-It operates out of its manufacturing facility in Philadelphia, Pennsylvania.

The acquisition of Pak-It was primarily driven by the Company’s desire to access Pak-It’s unique patents, and the fact that the Company could potentially utilize Pak-It’s chemical expertise to produce the proprietary P2O catalyst in-house. Secondarily, the Company believed Pak-It was undervalued due to inefficient internal controls and operating procedures arising from an outdated and inadequate accounting system, various ineffective production processes, and an over extended product line.

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

Data Recovery & Migration Business

In 2009 the Company purchased the Data Assets from John Bordynuik, Inc., thereby providing the Company with the ability to operate what was once John Bordynuik, Inc.’s data restoration and recovery business, a business originally developed by John Bordynuik in 2006.

The Data Business is not as financially intensive as the other businesses of JBI, but is time consuming with regards to the allocation of the time of John Bordynuik, the President and CEO. Given the Company’s focus on its other growing businesses, Mr. Bordynuik is currently unable to dedicate significant amounts of time to this endeavor. Nevertheless, the Company has a large backlog of tapes to be migrated and has in fact, as of the date of this filing began running some of these backlogged tapes and accepting some new tapes.

Results of Operations

Quarter ended March 31, 2011 compared to March 31, 2010

For the quarter ended March 31, 2011, we have reported revenues in the amount of $2,201,587 and a loss from operations of $2,709,721. During the comparable period one year earlier our revenues amounted to $3,573,430 with a net loss from operations of $3,405,172, following restatement.

The net loss for the quarter ended March 31, 2010 has been restated to include $86,245 in amortization of intangible assets and a future income tax recovery of $203,015. The amounts previously reported as amortization expense and future income tax recovery for that period were $Nil. As a result of this restatement the Net Loss at March 31, 2010 is $116,770 less than we previously reported.

At December 31, 2010, the Company restated all amounts related to our 2009 acquisitions of the Javaco and Pak-It business segments. These restatements were done to adjust the allocation of the purchase prices paid in accordance with an independent valuation of the assets of the companies acquired.  As a result of these restatements the value associated with intangible assets increased and, by extension, the amortization of those assets for the year ended December 31, 2010 was amended. The recognition of the intangible assets at the date of acquisition also gave rise to the recognition of a future income tax expense and asset for the 2009 fiscal year and a recovery of a portion of this asset in 2010. The comparative amounts presented in the March 31, 2011 consolidated financial statements have been amended to include the pro-rata share of this adjustment to amortization and the appropriate amount of future income tax recovery. Full disclosure as to the nature and description of this restatement were included in the Form 10K report that the Company filed on April 20, 2011.

Revenue Sources

The Company currently derives revenues from two defined business segments: (1) Pak-It; through the sale of bulk cleaning chemicals and patented cleaning solutions; and (2) Javaco; through the sale and distribution of electronic components.  These business segments, plus some incidental revenues derived from the Data business, were the sources of operating revenue during the period ended March 31, 2010.  Revenues for each period are summarized as follows:

	2011	2010
Pak-It	$1,619,933	$1,552,737
Javaco	581,654	1,994,573
Data	-	26,120
	$2,201,587	$3,573,430

Revenues derived from the Javaco business segment have declined significantly on a year-over-year basis as the Company works to streamline its sales efforts and to eliminate revenues that were not considered to be contributing to the profitability of that business segment.

The Company did not derive any income from the Data Business in the current period, and only generated relatively minor amounts in the three month period that ended March 31, 2010.  The revenues in the Data Business are wholly reliant upon John Bordynuik’s ability to devote time to the data recovery process and since 2009 he has devoted his time almost exclusively to the development of the P2O business and the commencement of commercial operations within that business segment.  The Company has a backlog of tapes to read and interpret and expects to be generating revenue from the Data Business segment once again during its 2011 fiscal year but the exact timing of this cannot be currently estimated.

The Company is in the process of commencing commercial operations from its P2O business segment and we anticipate that we will generate revenues from this business segment in the remainder of the 2011 fiscal year.

Cost of Sales

Cost of Sales consist primarily of raw materials required to produce our Pak-It finished goods, the cost of the products distributed through Javaco, and direct labour associated with the sales of finished goods.  These costs can be summarized as follows:

	2011	2010
Pak-It	$1,217,660	$1,534,036
Javaco	517,808	1,721,007
Data	-	5,183
	$1,735,468	$3,260,226

Since the Company acquired these business segments it has been working to eliminate inefficiencies identified in the production and distribution systems of both the Javaco and Pak-It business segments.  For the Pak-It segment in particular, the impact of the measures taken to date is reflected in the lower costs incurred in the quarter ended March 31, 2011.  The costs of sales for Javaco also reflect the impact of the benefits realized but these cost reductions are overshadowed, to some degree, by certain costs which are relatively fixed in nature and represent a higher percentage of periodic revenues as a result of the revenue decline that has occurred.

Gross Profit

The gross profit, by business segment, is as follows:

	2011	2010
Pak-It	$402,273	$18,701
Javaco	63,846	273,566
Data	-	20,937
	$466,119	$313,204

The Pak-It business has shown significant improvement as revenues increased while costs declined.  This is representative of the results the Company was seeking when it commenced operational and administrative changes in the periods following the 2009 acquisition.

The Javaco business has shown a significant decline in gross margin however it should be noted that the margin for the current period approximates 11% of sales while the margin reported at March 2010 was 14% of sales.  The fact that the gross margin percentage only declined 3%, while revenues declined by 70%, is interpreted as a favorable result.  It is believed that, had the operational changes not been made effectively, then the gross margin would have dropped by a larger percentage.  This also provides confidence that future revenue growth, should it be realized, will result in improved operating results.

The Data business is known to generate high gross margins as a percentage of sales but, as noted previously, the revenues from this business segment are dependant upon the ability of John Bordynuik to devote time to this revenue stream.  It was determined that the Company derived greater long-term benefit as a result of his time being devoted during recent periods to the P2O start-up.  It is envisioned that he will be able to devote a portion of his time to this business segment in the near future.

Operating Expenses

Operating expenses amounted to $3,175,840 for the three month period ended March 31, 2011.  This represents a decline in comparison to the $3,718,376 incurred for the quarter ended March 31, 2010.  These expenses are comprised of the following elements:

	2011	2010
Selling, general & administrative	$2,313,872	$3,548,321
Depreciation charges	131,701	69,018
Amortization of intangible assets	87,442	86,245
Research and development	287,955	14,792
Impairment of intangible assets	354,870	-
	$3,175,840	$3,718,376

Selling, general and administrative expenses consist primarily of personnel-related costs, legal costs, accounting costs and other professional, regulatory and administrative costs.  The 2010 figure includes $2,369,900 in compensation costs that were paid through the issuance of the Company’s shares.  In the 2011 period this figure declined to $574,739.  This expense category also includes numerous costs that are considered to be non-recurring in nature.  In each of the periods presented the Company incurred operating expenses directly associated with the development, permitting and commercialization of the P2O business segment.  In the quarter ended March 31, 2011 the Company also incurred costs related to enhancement of the recycling operations, associated with the acquisition of the P2O facility, and relative to the implementation of new control systems and accounting system at the Javaco facility.  During the quarter ended March 2010 the Company incurred costs associated with the operational and administrative changes that were being implemented at both Javaco and Pak-It.

Depreciation and amortization costs are determined on a consistent basis for each of the periods with no revision to any estimated useful lives of the property, plant and equipment or the intangible assets to which these charges relate.

Research and development expenses relate primarily to the continuing development of the P2O process.  Although the Company is embarking upon commercial operation of this business segment there are a number of enhancements to the process that continued to be investigated.

At the end of the current period, an assessment was done of the carrying value of the intangible assets of the Javaco business and it was determined that they had become impaired.  This assessment was prompted by a reduction in revenues that exceeded the estimates made when a similar valuation was completed at December 31, 2010.  The impairment of $354,870 that was recognized reduces the carrying value of these intangible assets to $Nil at March 31, 2011.

Stock-Based Compensation

The Company periodically issues shares of common stock for services rendered or in settlement of other amounts. Such shares are valued based on the market price on the transaction date.

The Company intends to adopt a formal plan which addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. No such plan had been adopted as of May 19, 2011.

Liquidity and Capital Resources

As of March 31, 2011 the Company had cash and cash equivalents of $167,015 on hand.  The Company does not currently have a formal cash management policy in place but continues to investigate the potential for implementing one to manage future cash flow.

The Company’s cash flow for the periods can be summarized as follows:

	2011	2010
Net loss	$(2,759,937)	$(3,179,839)
Items not affecting cash	1,213,220	2,375,148
Working capital changes	360,971	(3,736)
Investing activities	123,933	2,316,846
Financing activities	504,672	913,936
(Decrease) increase in cash	$(557,141)	$2,422,355

In each of the periods the Company had significant charges included in the reported Net Loss that had no effect on cash flows.  In both periods, these charges included depreciation of property, plant and equipment, amortization of intangible assets, allowances for uncollectible amounts, and stock issued for services.  In addition, during the current period, the Company incurred foreign exchange losses related to debts denominated in a foreign currency and an impairment charge related to intangible assets with no corresponding amounts having arisen in the March 2010 quarter.

Investing activities include the Company’s cash investment in property, plant and equipment which amounted to $121,486 in the current period.  In addition to the cash expended on these acquisitions the Company also financed $343,811 of the acquisition costs related to the P2O facility and applied $52,569 of funds that had previously been deposited in trust pending the closing of this transaction.  The amount financed includes $26,979 that the Company committed to settle through the issuance of shares.  In addition to the P2O facility the Company also spent $114,726 on equipment for P2O and $6,760 on other miscellaneous equipment items for total acquisitions valued at $517,866.  The Company expects to continue to make significant investment in property, plant and equipment in future periods.

Financing activities represent the cash received upon the issuance of common shares during the period. We expect to rely upon funds raised from private placements, as well as future equity and debt offerings to implement our growth plan and meet our liquidity needs going forward.

As at March 31, 2011 the Company reported a working capital deficiency in the amount of $920,150, The existence of this deficiency, in combination with the fact that the Company is not yet generating positive cash flows from operations, means that additional financing will need to be raised in order to meet obligations as they become due. While the Company has been successful in raising financing, in sufficient amounts and under suitable terms, to meet its needs in the past there is no assurance that it will be able to do so in the future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions with Related parties:

On December 14, 2010 the Company entered into a short-term loan agreement with an existing shareholder in the amount of $35,000 (Note 8(a)).  This loan was settled with the issuance of common stock during the period.

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

The Company has disclosed its accounting policies in “NOTE 2 – SUMMARY OF ACCOUNTING POLICIES” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The following accounting policies provide an update to those included under the same captions in the Company’s Annual Report on Form 10-K.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of intangible assets, share based compensation, inventory obsolescence, accrued liabilities and accounts receivable exposures.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  Accounts receivable determined to be uncollectible are recognized using the allowance method.  The allowance for uncollectible accounts as at March 31, 2011 and December 31, 2010 was $350,661 and $391,251, respectively.

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

Intangible assets are amortized on a straight-line basis over their estimated useful life of 8 to 10 years. Amortization expense for the periods ended March 31, 2011 and 2010 was $87,442 and $86,245 (see note 4), respectively.

Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If events or changes in circumstances indicate that the carrying amount of any of these intangible assets may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds their fair value.  It was determined that an impairment charge of $354,870 was required as at March 31, 2011.

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

Subsequent Events

In April 2011, the Company consummated a confidential private placement for the issuance and sale of 1,068,071 Common shares at a price of $0.70 per share. The net proceeds received by the Company were in the amount of $747,650 and will be used for working capital management, development and preparation of the commercial operations of the P2O business. $504,672 of the proceeds was received during the period ended March 31, 2011 and recorded in common stock subscribed.

The Company accepted the resignation of its Chief Financial Officer on April 6, 2011.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Not required for a Smaller Reporting Company

Item 4	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), for the period ended March 31, 2011. Based on this evaluation, our management has concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

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

PART II – OTHER INFORMATION

Item 1  Legal Proceedings

JBI, Inc. and Subsidiaries

During the 2010 fiscal year, the Company’s former consultants and an executive officer claimed money owed to them for consulting work performed in fiscal 2010. The Company entered into a settlement agreement on February 28, 2011 to pay the consultants and the former executive officer the sum of $312,500. The Company paid $200,000 immediately in cash and issued a note payable for the remaining settlement amount of $112,500 (Note 8(b)).

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages. The Company denied the validity of the contract which was signed by the former employee as employee and as president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary. At December 31, 2010 the debt in the amount of $346,386 was written off and an estimated settlement of $26,000 was accrued. During the period the Company received $45,000 in cash and $9,754 in inventory returns relative to the debt previously written off.

During the 2010 fiscal year, the former owner of one of the Company’s subsidiaries filed a complaint against the Company’s subsidiary alleging wrongful termination of his employment contract and seeking compensatory damages. The Company has made an offer to settle this claim. An estimated settlement of $40,000, representing the management’s best estimate has been accrued in the consolidated financial statements.

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

Item 1a  Risk Factors

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

We have incurred net losses since our inception, including losses of $2,759,937 in the three month period ended March 31, 2011. We expect to incur losses and have negative cash flow from operating activities for the foreseeable future. We are an early stage company that is in transition to focus more on the development of our P2O business and less on our other businesses. To date, our revenues from our other businesses have been limited and we have not generated any revenues from the sale of fuel pursuant to our P2O business. Historically, our revenues have been generated from Javaco, Pak-it, and the Data Business. We expect to spend significant amounts on the further development of our P2O business, including to enter into agreements with industrial partners and other third parties with respect to P2O sites, to build our P2O processors for industrial partners and other third parties and for marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. As a result, even if our revenues increase substantially, we expect that our expenses will exceed revenues for the foreseeable future. It is not certain when we will achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We may experience significant fluctuations in our revenues and we may incur losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of investors and securities analysts, which may result in a decrease in the market value of our securities.

We have a limited operating history and are now focusing on our P2O business, which may make it difficult to evaluate our current business and predict our future performance.

Prior to the second quarter of 2009, when we recognized our first revenues from the Data Business, the Company had reported no revenue.  Since acquiring Javaco and Pak-It, in August and September of 2009, respectively, we have generated additional revenues from these business segments.  However, since we are now focusing on our P2O business, and not on the business segments that have provided our revenues to date, our limited operating history may make it difficult to evaluate our current business and predict future performance. Any assessments of our current business and predictions about our future success or viability may not be as accurate as otherwise possible if we were continuing to focus only on our Javaco, Pak-It and Data Business segments or if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business will be harmed.

There is no guarantee that we will be able to maintain the current revenues of our non-P2O operating segments, and accordingly our financial statements may not be a reliable indicator of our future earnings potential.

Our P2O business is now in the commercialization phase. The Company’s operating segments, Javaco, Pak-it, and Data Business, have generated revenues from the sales of communications equipment, chemical cleaners, and data recovery services, respectively. These activities provided the Company with consolidated revenues of $2,201,587 and $3,573,430 for the three month periods ended March 31, 2011 and 2010, respectively. 2011 revenue was derived solely from Javaco and Pak-It. There is no guarantee that we will be able to maintain or improve such revenues, particularly since we are now focusing on our P2O business.  Furthermore, we may not have the resources to expand or continue to develop our non-P2O businesses. We plan to construct P2O processors to facilitate the growth of our core business and to generate free cash flow. Our future profitability depends on our ability to limit development costs, while simultaneously penetrating the market for our P2O business. Because the risks involved in our development of the P2O business are different from the risks involved with operating our other businesses, the Company’s financial statements may not be a reliable indicator of our future earnings potential.

In addition, the development of our P2O business will require a significant amount of time. We may need to significantly reduce or halt some of our other business development activities in order to limit our expenses. In addition, if we are unable to produce fuel from our P2O business, or if we are unable to produce fuel at the volumes, rates and costs we expect, we would be unable to match our revenue expectations, and our business, financial condition and results of operations could be materially adversely affected.

We need substantial additional capital in the future in order to develop our business.

Our future capital requirements will be substantial, particularly as we develop our P2O business.  Barring any unforeseen expenses, we believe that our current cash and cash equivalents will allow us to implement commercial operations at the Niagara Falls Facility. The costs of developing the P2O business on a commercial scale are highly contingent upon our approach to commercialization, and could be subject to many variables, including site-specific development costs, therefore we cannot currently reasonably estimate the capital amount required to expand the P2O business beyond the Niagara Falls Facility. If we are successful in achieving our plans to enter into P2O industrial partnerships, we will require significant additional funding to execute such partnerships and may not be able to rely on funding through our own earnings. Funding would be required for constructing P2O processors and developing other aspects of our P2O business with our industrial partners.

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

Our future capital requirements will depend on many factors, including:

●	the financial success of our P2O segment and other operating segments;

●	the timing of, and costs involved in, developing our P2O business for the production and sale of fuel;

●	the timing of, and costs involved in, entering into agreements with suitable industrial partners, and the timing and terms of those agreements;

●	the cost of constructing P2O processors and the amount of other capital expenditures;

●	the effects of any future sale of our other businesses;

●	our ability to gain market acceptance for our fuel products;

●	our ability to negotiate distribution or sale agreements for the fuel we produce, and the timing and terms of those agreements;

●	the timing of, and costs involved in obtaining, the necessary government or regulatory approvals and permits; and

●
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If funds are necessary or required and are not available to us on a timely basis, we may delay, limit, reduce or terminate:

●	our R&D activities;

●	our plans to construct additional P2O processors;

●	our plans to expand the P2O business through industrial partnerships;

●	our activities in negotiating agreements necessary in connection with the commercial scale operation of the P2O business; and

●	development of the P2O business, generally.

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

We continue to be dependent, to a great extent, upon the experience, abilities and continued business services of John Bordynuik. Mr. Bordynuik has been critical to the development of Plastic2Oil, and the loss of his services could have a material adverse effect on our business, financial condition or results of operations, and could also significantly limit our growth potential.

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

The loss of any key members of our management, or the failure to attract or retain qualified management and personnel who possess the requisite expertise for the conduct of our business could prevent us from developing our businesses and entering into industrial partnerships or licensing arrangements to execute on our business strategy. We may be unable to attract or retain qualified personnel in the future due to the intense competition for qualified personnel amongst technology-based businesses, or due to the unavailability of personnel with the qualifications or experience necessary for our business. Competition for business, financial, technical and other personnel from numerous companies and academic and other research institutions may limit our ability to attract and retain such personnel on acceptable terms. If we are unable to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our industrial partners and customers in a timely fashion or to support continued development of our P2O business.

We may not be able to successfully identify suitable P2O industrial partners that can work with us under mutually beneficial contracts.

One of the key elements of our P2O business strategy is entering into agreements with industrial partners that generate significant amounts of waste plastic and/or consume significant amounts of fuel. To date, we have been contacted by several parties that are interested in pursuing an arrangement. Also, we recently executed a referral agreement whereby a party will, on a best efforts basis, refer parties they believe to be potential industrial partners. However, even with the prospect of such referrals, we may not find suitable industrial partners with whom we can implement our business strategy, and we may not be able to identify facilities suitable for a P2O partnership. Even if we successfully identify a facility suitable for a P2O partnership, we may not be able to acquire access to such facility in a timely manner, if at all. Our potential industrial partners may reach an agreement with another party, refuse to consider a partnership, or demand more or different terms and conditions than we are willing to agree to. Even if our partners are interested in entering into an agreement that grants us access to free plastic feedstock and their facility, negotiations may take longer, or cost more, than we expect, and we may never enter into a final agreement. Even if we are able to enter into agreements with industrial partners, we may fail to access enough plastic feedstock at the partner site to meet the volume demands of our fuel customers, including the industrial partner supplying the plastic feedstock. Failure to acquire access to sufficient plastic feedstock at no cost may slow or stop our commercialization process and could cause our business performance to suffer.

Competitors and potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete or may use their greater resources to gain market share at our expense.

Our P2O business has elements of both a recycling business and a fuel sales business. The recycling and energy sectors are characterized by rapid technological change. Our future success will depend upon our ability to maintain a competitive position with respect to technological advances. Our P2O business faces mild competition in the plastics-to-energy market, including competition from Envion, Polymer Energy, LLC, and Agilyx, who have each developed alternative methods for obtaining and generating fuel from plastics.

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

Our ability to compete successfully will depend upon our ability to provide a solution to potential industrial partners that addresses both the costs of disposing of or recycling waste plastic and the costs of buying fuel. Many of our competitors have substantially greater production, financial, research and development, personnel, and marketing resources than we do. In addition, certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us. As a result, our competitors may be able to develop competing, superior or more cost-effective technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or service offering increases, which could lead to litigation. Furthermore, to secure purchase agreements from certain customers, we may be required to enter into exclusive supply contracts, which could limit our ability to further expand our sales to other customers. Likewise, major potential customers may be locked into long-term, exclusive agreements with our competitors, which could inhibit our ability to compete for their business.

In addition, various governments have recently announced a number of spending programs focused on the development of clean technologies, including alternatives to petroleum-based fuels and the reduction of carbon emissions. Such spending programs could lead to increased funding for our competitors or a rapid increase in the number of competitors within these markets.

Our limited resources, relative to many of our competitors, may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and market share, adversely affect our results of operations and financial position and prevent us from obtaining or maintaining profitability.

The effectiveness of our P2O business model may be limited by the availability or potential cost of plastic feedstock sources.

Our P2O business model depends upon the availability of sufficient waste plastic, obtained at little or no cost, to be used as feedstock to produce our fuel products. Our P2O business model, to a large extent, is based upon the premise that industrial partners, in a mutually beneficial exchange, will supply us with sufficient plastic feedstock at no cost. If the availability of plastic feedstock decreases below our anticipated quantities then we will not meet our production expectations.  If we are required to pay for plastic feedstock, or are required to use alternative, more costly measures to collect plastic feedstock, then this too may reduce our production and/or reduce our profit margins. In some instances, we may need to transport plastic feedstock to our facilities, which may pose technical, logistical or operational challenges that may delay production or increase our costs. It is possible that an adequate supply of plastic feedstock may not be available to our P2O processors to meet daily processing capacity. This could have a materially adverse effect on our financial condition and operating results.

Our P2O financial results will also be dependent upon the operating costs of our P2O processors, including costs for plastic feedstock, if any, and the prices at which we are able to sell our end products. Volatility in the pricing of plastic feedstock as well as the market price for commodities such as fuel could have an impact on this relationship. General economic, market, and regulatory factors may influence the availability and potential cost of waste plastic. These factors include the availability and abundance of waste plastic, government policies and subsidies with respect to waste management and international trade and global demand and supply. The significance and relative impact of these factors on the availability of plastic is difficult to predict, especially without knowing the volume or availability of the waste plastic we may require to meet customer demand for our finished fuel products.

We will, for the very near future, depend on one P2O production facility for revenues related to the P2O business. Therefore, any operational disruption could result in a reduction of our fuel production volumes.

A portion of our anticipated revenue for the remainder of fiscal 2011 is to be derived from the sale of fuel that we will produce at the Niagara Falls Facility. We may need to incur additional expenses to increase production at that facility. Any failure of the Niagara Falls Facility to produce fuel at anticipated cost and capacity levels would adversely affect our free cash flow and our ability to build other planned production facilities, based upon the P2O technology and processes employed at the Niagara Falls Facility. Such failure would adversely affect our business, financial condition and results of operations.

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

We have restated our financial statements on several occasions. Effective internal control systems are necessary for us to provide reliable financial reports and prevent fraud. The Company is currently required to be in compliance with Section 404 (a) of the United States Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) (which required us to present to our independent registered public accounting firm, our evaluation and report on our internal controls over financial reporting for the year ending December 31, 2010). The process of implementing our internal controls and complying with U.S. securities laws will be expensive and time consuming, and will require significant attention of management.

The Company believes there are no material weaknesses in its internal control systems.  However, the Company is working to eliminate identified weaknesses in its internal control systems and believes that our internal control systems do have significant deficiencies in particular areas. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet is important enough to merit attention by those responsible for oversight of a company’s financial reporting. These significant deficiencies are a result of a lack of policies and procedures, with the associated internal controls, to appropriately address routine transactions, as well as a lack of a sufficient number of qualified personnel to timely account for such transactions in accordance with US GAAP. These deficiencies exist within Pak-It, which was a private company prior to being acquired by the Company, and not previously subject to audits or policies and procedures that are necessitated by being a public company. These deficiencies in internal controls resulted in the recording of numerous audit adjustments and delayed our financial statement closing process for the fiscal year ended 2009. The Company has been working towards eliminating these deficiencies by instituting new policies, procedures, and accounting systems. However, to the extent these deficiencies continue to exist, the accuracy and time lines of financial reporting may be adversely affected.

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

Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP, because of inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.  Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations.  If we, or our independent registered public accounting firm, discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price.

We cannot be assured that additional material weaknesses or significant deficiencies will not exist, arise or otherwise be discovered in the future. This may include a risk that is significantly increased in light of our limited resources and early stage nature of our business. If our efforts to remediate significant deficiencies are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations or cash flows could be impaired, which could lead to late filings of our annual and quarterly reports or filings, restatements of our consolidated financial statements, a decline in our share price, suspension or delisting of our shares, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

To gain market acceptance and successfully market our P2O fuel to commercial or retail customers, we must effectively demonstrate the advantages of using P2O fuel over other fuels, including conventional fuels, biofuels and other alternative fuels, and blended fuels. We must show that P2O fuel is a direct replacement for fossil fuels. We must also overcome marketing and lobbying efforts by producers of other fuels, many of whom have greater resources than we do. If the markets for our P2O fuel do not develop as we currently anticipate, or if we are unable to penetrate these markets successfully, our revenue and revenue growth rate could be materially and adversely affected.

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

The plastic-to-fuel industry is new, and general public acceptance of this method of recycling and fuel generation is uncertain. Public acceptance of P2O fuel as a reliable, high-quality alternative to traditionally refined petroleum fuels may be limited or slower than anticipated due to several factors, including:

●	public perception issues associated with the fact that P2O fuel is produced from waste plastics;

●	public perception that the use of P2O fuel will require excessive furnace, boiler or engine modifications;

●	actual or perceived problems with P2O fuel quality or performance; and

●	to the extent that P2O fuel is used in transportation applications, concern that using P2O fuel will void engine warranties.

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

We have focused the majority of our P2O efforts on producing fuel from plastics, and our future success depends upon our ability to produce commercial quantities of such fuel in a timely and economic manner. The production of P2O fuel requires multiple integrated steps, including:

●	Obtaining plastic feedstock;

●	Sorting, separating and processing plastic feedstock;

●	Collecting, separating and storing fuel produced from the P2O process;

●	Potentially blending our P2O finished fuel product to meet specific government specifications and/or customer requirements; and

●	Storing and distributing our P2O finished fuel product.

We believe that we understand how the engineering and process characteristics of our 20 MT P2O processor at our Niagara Falls Facility will scale up in the engineering of larger P2O processors. Given the testing and other work performed by consultants that we have engaged, we have no reason to believe that scaling up our P2O processor to larger sizes would not be successful.  However, there is no guarantee that it will maintain the same engineering and process characteristics at larger scales. The risk of production or operational problems may increase as we increase the scale of our P2O processors and fuel production operations. If we are unable to successfully manage these risks, we may encounter difficulties in achieving our target fuel production and yields at a larger scale, which could delay or increase the costs involved in commercializing our P2O business. There are many technological and logistical challenges associated with each of the processes involved in the procurement of plastic feedstock, and the production, sale and distribution of P2O fuel, and we may not be able to resolve any difficulties that arise in a timely or cost effective manner or at all.

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

We do not currently rely upon any primary contract manufacturer to produce the components for our P2O processor. However, we expect that as we begin to build additional P2O processors, we will need to rely upon particular manufacturers for specific P2O processor components. Our business, therefore, could be adversely affected if these contract manufactures are unable to produce, or are delayed in producing or delivering to us, the required components, the occurrence of which could adversely impact the availability and launch of additional P2O processors. The Company will also qualify other manufacturers for machine parts, but will not have agreements or commitments with such manufacturers. The failure of any manufacturers that we may use to supply manufactured products on a timely basis or at all, or to manufacture our P2O processor components in compliance with our specifications, or satisfy applicable quality requirements, or in volumes sufficient to meet demand, would adversely affect our ability to produce numerous P2O processors, could harm our relationships with our business partners or customers, and could negatively affect our revenues and net earnings.

If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity from our current manufacturers, we may not be able to meet our obligations to construct P2O processors, and we may be required to make substantial capital investments to build that capacity, or to contract with other manufacturers on less favourable terms. If we build our own manufacturing capacity, it could take a year or longer before such a facility is able to produce a sufficient volume of P2O processor components.  In addition, if we contract with other manufacturers, we may experience delays of several months in qualifying them, which could harm our relationships with our partners or customers and could negatively affect our revenues or operating results.

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

We are currently working on submitting several aspects of both our P2O processor and the P2O process itself for patent protection however no such protection currently exists. We also rely upon trade secrets to provide protection for our proprietary catalyst. A lack of patent protection could have a material adverse effect on our ability to gain a competitive advantage for our P2O processors, since it is possible that our competitors may be able to duplicate our P2O process for their own purposes. This may have a material adverse effect on our results of operations, including on our ability to enter into industrial partnership arrangements or other agreements relating to our P2O processors.

We rely, in part, on trade secrets to protect some of our intellectual property, and our failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We rely upon trade secrets to protect some of our intellectual property, such as our proprietary catalyst. However, trade secrets are difficult to maintain and protect.  We have taken measures to protect our trade secrets and proprietary information, but there is no guarantee that these measures will be effective. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. If any of the above risks materializes, our failure to obtain or maintain trade secret protection could adversely affect our competitive position.

Collaborations with third parties have required us to share some confidential information, including with employees of these third parties. Our strategy for the development of our P2O business may require us to share additional confidential information with our industrial partners and other third parties. While we use reasonable efforts to protect our trade secrets, third parties, or our industrial partners’ employees, consultants, contractors and/or other advisors may unintentionally or willfully disclose proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than domestic courts to protect trade secrets. If our competitors develop equivalent knowledge, methods and know-how, we may not be able to assert our trade secrets against them. Without trade secret or patent protection, it is possible that our competitors may be able to duplicate our P2O process for their own purposes. This may have a material adverse effect on our results of operations, including on our ability to enter into industrial partnership arrangements or other agreements relating to our P2O processors.

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

We may fail to apply for patents on important technologies, methods or products in a timely fashion, or at all. Our existing and future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products or technologies. In addition, the patent positions of companies like ours are highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

●	we are or were the first to make the inventions covered by each of our issued patents or patent applications;

●	we are or were the first to file patent applications for these inventions;

●	others will independently develop similar or alternative technologies or duplicate any of our technologies, materials or processes;

●	any patents issued to us will provide us with any competitive advantages, or will be challenged by third parties;

●	we will develop additional proprietary products or technologies that are patentable; or

●	the patents of others will have an adverse effect on our business.

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

From time to time we may, in the ordinary course of business, be named as a defendant in lawsuits, claims and other legal proceedings. Plaintiffs in these actions may seek, among other things, compensation for alleged personal injury, worker’s compensation, damages for employment discrimination or breach of contract, property damages and injunctive or declaratory relief. In the event that such actions or indemnities are ultimately resolved unfavorably, at amounts exceeding our accrued liability, or at material amounts, the outcome could materially and adversely affect our reputation, business and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.

We may be sued for product liability.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. We may be named directly in product liability suits relating to chemicals that are mixed and/or produced by Pak-It, products sold by Javaco, or end products sold through our P2O business. These claims could be brought by various parties, including customers who are purchasing products directly from us, other companies who purchase products from our customers, or by the end users of the products. We could also be named as co-parties in product liability suits that are brought against our business partners. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. We cannot be assured that our business partners will have adequate insurance coverage to cover against potential claims. In addition, although we currently maintain product liability insurance for our products in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Our insurance coverage may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, we may be forced to cease operations.

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

In general,  under Section 382 of the Internal Revenue Code (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carry forwards (“NOLs”) to offset future taxable income.  If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, or if we undergo an ownership change in connection with a public offering, our ability to utilize NOLs could be limited by Section 382 of the Code.  Future changes in our share ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code.  Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.  For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. Our small size, and any current internal control deficiencies, may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if past undiscovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Our Common stock are quoted and trade on the U.S. OTCQX, which may have an unfavorable impact on our stock price and liquidity.

Our Common stock is quoted and traded on the U.S. OTCQX marketplace. Trading in stock quoted on the OTCQX is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company’s operations or business prospects. This volatility could depress the market price of our Common stock for reasons unrelated to our operating performance.  Moreover, the OTCQX is not a stock exchange and is a significantly more limited market than the New York Stock Exchange or NASDAQ or other stock exchanges. Shareholders may have difficulty reselling their stock. The quotation of our stock on the OTCQX may result in a less liquid market available for existing and potential stockholders to trade our Common stock, could depress the trading price of our Common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

As of the date of this document, our officers, directors and existing shareholders who hold at least 10% of our shares will together beneficially own approximately 16.75% of our issued and outstanding Common stock. As of the date of this document, John Bordynuik, our President and Chief Executive Officer, owns approximately 15.00% of our issued and outstanding Common stock. In addition, Mr. Bordynuik is the sole owner of our issued and outstanding Preferred Shares, consisting of 1,000,000 Series A Preferred Shares. The Series A Preferred Shares have voting rights that are 100 times the voting rights of our Common stock. Therefore, Mr. Bordynuik controls approximately 69.8% of the voting power of the Company’s share capital and is able to exert a significant degree of influence over our affairs and control over matters requiring shareholder approval, including the election of directors, any amendments to our articles or by-laws and significant corporate transactions. The interests of this concentration of ownership may not always coincide with the Company’s interests or the interests of other shareholders. For instance, officers, directors, and principal shareholders, acting together, could cause the Company to enter into transactions or agreements that it would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other shareholders. This concentration of ownership could depress our share price.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and the OTCQX, each imposes various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities, such as maintaining director and officer liability insurance, more time-consuming and costly.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2011, the Company closed an asset purchase agreement to purchase certain assets from an independent party. Under the terms of the aforementioned agreement, the Company will issue 44,964 shares of common stock, par value $0.001 per share, valued at $26,979 as part of the consideration. The shares of common stock to be issued were recorded as common stock subscribed as of March 31, 2011.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

During the period, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 942,410 shares of the common stock. The offering was at $0.70 per share totaled $659,672. As a result of the private placement, the Company received cash of $504,672 and offset the $35,000 short-term loan (note 8(a)). The proceeds of this offering was used for working capital. The Company had stock subscriptions receivable of $120,000 as of March 31, 2011.

The issuance and sale of common stock was an unregistered sale of securities conducted pursuant to Rule 506 of Regulation D or Regulation S promulgated thereunder. Such securities were not registered under the Securities Act of 1933.

In December 2010, the Company consummated a confidential private placement for the issuance and sale of 2,430,000 shares of common stock at a price of $0.50 per share.  The Company received gross proceeds in the amount of $1,189,000, net of share issue costs of $26,000. The proceeds of this offering was used for working capital. The 2,430,000 shares of common stock were issued on January 19, 2011.

The issuance and sale of common stock was an unregistered sale of securities conducted pursuant to Rule 506 of Regulation D or Regulation S promulgated thereunder. Such securities were not registered under the Securities Act of 1933.

On January 19, 2011, the Company issued 223,334 shares of common stock as compensation to various parties. The shares were valued at $145,167 and were charged to operations in prior year.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

On January 28, 2011, the Company issued 100,000 shares of common stock to a former employee at an expense of $82,000. The shares issued have been valued at the closing share price on the respective issue dates and were reported as operating expenses in the statement of operations.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

On March 1, 2011, the Company issued 375,000 shares of common stock to two individuals at an expense of $300,000 as a compensation for services provided. The shares issued have been valued at the closing share price on the respective issue dates and were reported as operating expenses in the statement of operations except $40,000 which is recorded as prepaid expenses.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

On March 12, 2011, the Company issued 240,924 shares of common stock to various parties at an expense of $192,739 as a compensation for services provided. The shares issued have been valued at the closing share price on the respective issue dates and were reported as operating expenses in the statement of operations.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

Item 3	Defaults Upon Senior Securities

None

Item 4	(Removed and Reserved)

Item 5	Other Information

None

Item 6	Exhibits

(a)           Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32..1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBI, INC.
Date: May 23, 2011	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President and Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer)