Form 10-K/A
period 2010-12-31
JBI, INC.
filed 2011-07-18
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1 to
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

JBI, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4924000
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

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
Yes No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company . See definition of “large accelerated,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller Reporting Company ☒

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

As of March 31, 2011, there were 54,611,184 shares of Common Stock, $0.001 par value per share issued and outstanding.

Documents Incorporated By Reference –None

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission on April 20, 2011. This Amendment is being filed to revise Item 9A of the Original Form 10-K.

Except as described above, no other amendments have been made to the Original 10-K. All other Items of the Original 10-K are unaffected by this Amendment. This Amendment does not reflect events occurring after April 20, 2011 or modify or update the disclosure contained in the Original 10-K in any way other than as required to reflect the revision discussed above.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2010. Based on this assessment, Management including our principal executive and financial officer concluded that the Company’s internal controls over financial reporting was not effective and did contain significant deficiencies, in part as a result of material weakness , as discussed below.

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

Management’s Discussion of Material Weakness

These material weaknesses   are a result of a lack of policies and procedures, with the associated internal controls, to appropriately address routine transactions, as well as a lack of a sufficient number of qualified personnel to timely account for such transactions in accordance with U.S. GAAP. Management has identified the following groups of control deficiencies, each of which, in the aggregate, represents a material weakness in the Company’s internal control over financial reporting as of December 31, 2010.

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

The significant deficiencies related to Pak-It’s internal control systems are from an inadequate design for internal processes related to the gathering and inputting of sales and purchasing information, and the relay of such information to operations, shipping and receiving. The work environment and organizational culture of Pak-It was considered unsatisfactory by the Company, with regards to the internal control reporting standards imposed on public companies, and more specifically imposed pursuant to the Sarbanes-Oxley Act. Pak-It’s organizational culture and computer software did not foster an environment where supervisors or controllers could be held accountable for specific transactions or operational initiatives. The largest component of this deficiency was in Pak-Its accounting and order-tracking software, which was a DOS program developed in-house at Pak-It during the 1980s. Pak-It has now, as of April 4th 2011, gone live with a new accounting software package that will enhance accountability and efficiency in purchasing, receiving, operations, sales, inventory management, and shipping.  The Company is also working to limit deficiencies by consolidating Pak-It’s product line, and developing an internal computer network to host the new accounting software, which will provide the appropriate access levels for designated job positions.

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

JBI, INC.

Date: July 18 , 2011	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President, CEO, CFO, Director (Principal Executive & Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Bordynuik	Chief Financial Officer Principal Accounting Officer	July 18, 2011

Signature	Title	Date

/s/ John Bordynuik	Director and Chairman of the Board; President and Chief Executive Officer	July 18 , 2011
John Bordynuik

/s/ Jacob Smith	Chief Operating Officer and Director	July 18 , 2011
Jacob Smith

/s/ Robin Bagai	Director	July 18 , 2011
Robin Bagai

/s/ John Wesson	Director	July 18 , 2011
John Wesson

/s/ James Fairbairn	Director	July 18, 2011
James Fairbairn