Form 10-Q
period 2011-06-30
JBI, INC.
filed 2011-08-22
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

Registrant’s telephone number, including area code: (905) 384-4383

N/A
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of August 19, 2011 there were 67,681,327 shares of Common Stock, $0.001 par value, per share issued and outstanding.

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking information include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labour disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of the Company to control commodity prices; risks associated with the regulatory environment within which the Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking information are discussed in more detail in the section entitled in this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Unless otherwise noted, references in this registration statement to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

JBI, Inc. and Subsidiaries

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,094,201	$724,156
Cash held in attorney trust (Note 2)	100,000	264,467
Restricted cash (Note 2)	-	144,500
Accounts receivable, net of allowance for doubtful accounts of $310,050 (2010 - $391,251) (Note 2)	594,618	828,664
Inventories, net of reserve of $125,000 (2010 - $115,000) (Note 5)	286,404	303,065
Prepaid expenses	148,551	151,637
Assets held for sale (Note 16 )	1,264,425	2,790,292
TOTAL CURRENT ASSETS	6,488,199	5,206,781

PROPERTY, PLANT AND EQUIPMENT, NET (Note 6)	2,883,799	2,239,277
OTHER ASSETS
Intangible assets, net (Note 7)	-	382,651
Deposits	3,878	2,693

TOTAL OTHER ASSETS	3,878	385,344
TOTAL ASSETS	$9,375,876	$7,831,402
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,501,763	$1,083,589
Accrued expenses	601,970	822,520
Short-term loans (Notes 8(a) and 13)	339,420	365,601
Notes payable (Note 8(b))	75,000	112,500
Current portion of long term debt (Note 10)	229,401	-
Income taxes payable	1,249	7,030

TOTAL CURRENT LIABILITIES	2,748,803	2,391,240

LONG-TERM LIABILITIES
Deferred income taxes (Note 9)	-	126,221
Long term debt (Note 10)	328,107	280,561

TOTAL LIABILITIES	3,076,910	2,798,022
Commitments and Contingencies (Note 11)
SHAREHOLDERS' EQUITY (Notes 12)
Common Stock, par $0.001; 150,000,000 authorized 57,645,982 shares at June 30, 2011 and 51,241,926 shares at December 31, 2010	57,654	51,243
Common Stock Subscribed, 8,831,099 shares at cost at June 30, 2011 and 2,653,334 shares at cost at December 31, 2010	7,044,086	1,334,167
Stock subscription receivable	(21,534)	-
Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	1,000	1,000
Additional paid in capital	24,767,890	19,933,211
Accumulated deficit	(25,550,130)	(16,286,241)
TOTAL SHAREHOLDERS' EQUITY	6,298,966	5,033,380
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,375,876	$7,831,402
 The accompanying notes are an integral part of the interim condensed consolidated financial statements.

JBI, Inc. and Subsidiaries
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six and Three Month Periods Ended June 30,
(Unaudited)

	Six Months Ended June 30, 2011	Restated as per Note 4 Six Months Ended June 30, 2010	Three Months Ended June 30, 2011	Restated as per Note 4 Three Months Ended June 30, 2010
SALES
JBI Canada	$4,914	$-	$4,914	$-
Javaco	1,030,485	4,054,095	448,831	2,059,522
P2O	81,101	-	81,101	-
Other	-	36,985	-	10,865
NET SALES	1,116,500	4,091,080	534,846	2,070,387
COST OF SALES
JBI Canada	(187)	-	(187)	-
Javaco	898,050	3,566,738	380,242	1,845,731
P2O	57,721	-	57,721	-
Other	-	27,499	-	22,316
COST OF SALES	955,584	3,594,237	437,776	1,868,047
GROSS PROFIT	160,916	496,843	97,070	202,340
OPERATING EXPENSES
Selling, General and Administrative expenses	6,310,445	4,598,406	4,330,071	1,692,251

Depreciation of property, plant and equipment	169,603	123,300	96,447	82,315
Amortization of intangible assets	27,781	55,106	-	28,299
Research and development expenses	508,417	-	220,462	-
Impairment loss (Note 2)	354,870	-	-	-
TOTAL OPERATING EXPENSE	7,371,116	4,776,812	4,646,980	1,802,865
LOSS FROM OPERATIONS	(7,210,200)	(4,279,969)	(4,549,910)	(1,600,525)
OTHER INCOME (EXPENSE)
Interest expense, net	(11,519)	1,615	(6,047)	3,440
Other income, net	38,225	-	13,760	(2,125)
	26,706	1,615	7,713	1,315
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,183,494)	(4,278,354)	(4,542,197)	(1,599,210)
INCOME TAXES FROM CONTINUING OPERATIONS (Note 9)
Future income tax recovery	-	(60,903)	-	-
NET LOSS FROM CONTINUING OPERATIONS	(7,183,494)	(4,217,451)	(4,542,197)	(1,599,210)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (Note 16)	(2,080,395)	(896,254)	(1,961,755)	(334,655)
NET LOSS	$(9,263,889)	$(5,113,705)	$(6,503,952)	$(1,933,865)
Basic & diluted loss per share for continuing operations	$(0.13)	$(0.07)	$(0.08)	$(0.03)
Basic & diluted loss per share for discontinued operation	$(0.04)	$(0.02)	$(0.04)	$(0.01)
Weighted average number of common shares outstanding	54,412,979	57,033,294	55,208,659	50,466,344

The accompanying notes are an integral part of the interim condensed consolidated financial statements

JBI, Inc. and Subsidiaries

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six Month Period Ended June 30, 2011 (Unaudited)

	Common Stock $0.001 Par Value		Common Stock Subscribed		Stock Subscriptions	Preferred Stock $0.001 Par Value		Additional paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Capital	Deficit	Equity

BALANCE, DECEMBER 31, 2010	51,241,926	$51,243	2,653,334	$1,334,167	$-	1,000,000	$1,000	$19,933,211	$(16,286,241)	$5,033,380

Common stock issued in connection with private placement, $0.50 per share, closed in the prior year, net of issuance costs of $26,000	2,430,000	2,430	(2,430,000)	(1,189,000)	-	-	-	1,186,570	-	-

Common stock issued for service provided in the prior year, valued at $0.65 per share	223,334	223	(223,334)	(145,167)	-	-	-	144,944	-	-

Common stock issued for severance, $0.82 per share	100,000	100	-	-	-	-	-	81,900	-	82,000

Common stock issued for services, $0.80 per share	375,000	375	-	-	-	-	-	299,625	-	300,000

Common stock issued for services, $0.80 per share	240,924	241	-	-	-	-	-	192,498	-	192,739

Common stock issued for purchase of building	44,964	45	-	-	-	-	-	26,934	-	26,979

Common stock issued in connection with private placement, $0.70 per share	2,010,484	2,010	-	-	-	-	-	1,405,328	-	1,407,338

Common stock issued for services, $2.12 per share	184,099	184	-	-	-	-	-	390,106	-	390,290

Common stock issued for reimbursement of expenses and repayment of short-term advance, $0.70 per share	214,286	214	-	-	-	-	-	149,786	-	150,000

Common stock issued for services, $3.27 per share	125,000	125	-	-	-	-	-	408,625	-	408,750

Common stock issued for services, $0.80 per share	205,307	205	-	-	-	-	-	164,041	-	164,246

Common stock issued for services, $4.15 per share	49,658	49	-	-	-	-	-	206,032	-	206,081

Common stock issued for services valued at $0.85 per share	210,000	210	-	-	-	-	-	178,290	-	178,500

Common stock issued for services, $3.93 per share	-	-	266,971	1,049,196	-	-	-	-	-	1,049,196

Common stock issued in connection with private placement, $0.70 per share	-	-	8,157,057	5,709,940	(21,534)	-	-	-	-	5,688,406

Common stock issued in connection with private placement, $0.70 per share	-	-	407,071	284,950	-	-	-	-	-	284,950

Net loss	-	-	-	-	-	-	-	-	(9,263,889)	(9,263,889)

BALANCE, JUNE 30, 2011	57,654,982	$57,654	8,831,099	$7,044,086	$(21,534)	1,000,000	$1,000	$24,767,890	$(25,550,130)	$6,298,966

 The accompanying notes are an integral part of the interim condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Period Ended June 30, 2011 and 2010

	2011	2010 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES ATTRIBUTABLE TO CONTINUING OPERATIONS:
Net loss from continuing operations	$(7,183,494)	$(4,217,451)
Items not affecting cash attributable to continuing operations:
Depreciation of property, plant and equipment	169,603	123,300
Amortization of intangible assets	27,781	55,107
Impairment charges	354,870	-
Provision for uncollectible accounts	(67,240)	56,561
Foreign exchange loss	18,892	-
Deferred taxes	-	(60,903)
Stock issued for services	2,844,768	3,013,020
Working capital changes attributable to continuing operations:
Accounts receivable	244,722	(1,046,528)
Inventories	16,661	119,316
Prepaid expenses	93,854	(27,393)
Accounts payable	98,534	414,938
Accrued expenses	(61,306)	(1,155,964)
Income taxes payable	(5,781)	(6,412)

NET CASH USED IN OPERATING ACTIVITIES ATTRIBUTABLE TO CONTINUING OPERATIONS	(3,448,136)	(2,732,409)

CASH FLOWS FROM INVESTING ACTIVITIES ATTRIBUTABLE TO CONTINUING OPERATIONS
Property, plant and equipment additions	(935,231)	(1,406,527)
Increase in deposits	(1,185)	(8,515)
Decrease in restricted cash	144,500	14,379
Decrease in cash held in attorney trust	164,467	2,979,095

NET CASH PROVIDED BY INVESTING ACTIVITIES ATTRIBUTABLE TO CONTINUING OPERATIONS	(627,449)	1,578,432

CASH FLOWS FROM FINANCING ACTIVITIES ATTIBUTABLE TO CONTINUING OPERATIONS
Stock issuance proceeds, net	7,495,695	2,909,152
Repayment of long term debt	(8,831)	-
Contribution from shareholder	-	2,104
Repayments of note payable	(37,500)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES ATTIBUTABLE TO CONTINUING OPERATIONS	7,449,364	2,911,256

TOTAL CASH PROVIDED BY CONTINUING OPERATIONS	3,373,779	1,757,279

Net cash used in operating activities attributable to discontinued operations	(3,734)	227,669
Net cash used in investing activities attributable to discontinued operations	-	(77,634)
Net cash used in operating financing attributable to discontinued operations	-	-

TOTAL CASH PROVIDED BY DISCONTINUED OPERATIONS	(3,734)	150,035

EFFECTS OF CHANGE IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS BALANCES	--	11,973

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,370,045	1,919,287

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	724,156	26,307

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,094,201	$1,945,594

Supplemental disclosure of cash flow information (Note 15)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2011 (unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

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

On September 30, 2009, the Company acquired Pak-It, LLC (“Pak-it”).  Pak-it operates a bulk chemical processing, mixing, and packaging facility.  It also has developed and patented a delivery system that packages condensed cleaners in small water-soluble packages.  During the second quarter of the current fiscal year, management determined that the operations of Pak-it were no longer aligned with the Company’s future strategic focus on conversion of waste plastics to fuel.  Sale criteria for Pak-it were developed and active marketing has been commenced to sell certain assets of Pak-it. Certain assets of Pak-it are classified as held for sale as of period end (Note 16).

The unaudited interim condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”).  Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted.  Interim statements are subject to possible adjustment in connection with the annual audit of the Company’s accounts for the year ended December 31, 2011.  In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2011 and the results of operations, cash flows, and changes in stockholders’ equity for the six and three month periods ended June 30, 2011 and 2010.  Results for the six and three months ended are not necessarily indicative of results that may be expected for the entire year.  The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto as of and for the year ended December 31, 2010 as included in the Company’s Form 10-K as amended and filed with the Commission on July 18, 2011.

These consolidated financial statements have been prepared in accordance with accounting principles which contemplate the continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company has experienced negative cash flows from operations since inception, has an accumulated deficit of $25,550,130 at June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue to operate in the normal course of business.  The Company has funded its activities to date almost exclusively from equity financings.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

The Company has disclosed its accounting policies in “NOTE 2 – SUMMARY OF ACCOUNTING POLICIES” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The following accounting policies provide an update to those included under the same captions in the Company’s Annual Report on Form 10-K as amended and filed with the Commission on July 18, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of JBI, Inc., as well as all wholly owned subsidiaries required to be consolidated under GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Restricted Cash

At December 31, 2010, pursuant to the terms of an employment agreement between the Company and an officer, the Company was required to have $144,500 held in an attorney trust account for the settlement of any future severance payments.  As of June 30, 2011, the officer resigned and the restricted cash was paid out in April 2011.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  The allowance for uncollectible accounts as at June 30, 2011 and December 31, 2010 was $310,050 and $391,251, respectively.

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

Intangible assets are amortized on a straight-line basis over their estimated useful life of 8 to 10 years. Amortization expense for the periods ended, June 30, 2011 and 2010 was $27,781 and $55,106 (see note 7), respectively. Amortization expense for the three month periods ended, June 30, 2011 and 2010 was $Nil and $28,299, respectively.

Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If events or changes in circumstances indicate that the carrying amount of any of these intangible assets may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds their fair value.  The Company determined that the significant reduction of revenues from the Javaco business warranted a reduction of the carrying value of the associated intangible assets to $Nil and accordingly an impairment charge of $354,870 was recorded for the six month period ended June 30, 2011 (2010 - $Nil). Impairment charge of $Nil was recorded for the three month period ended June 30, 2011 (2010 - $Nil)

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs approximated $10,452 and $56,009 during the six month periods ended June 30, 2011 and 2010, respectively.  Advertising costs approximated $5,693 and $32,130 during the three month periods ended June 30, 2011 and 2010, respectively.

Research and Development

The Company in engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. For the six month periods ended June 30, 2011 and 2010, the Company expensed $508,417 and $Nil, respectively, towards research and development costs.  For the three month periods ended June 30, 2011 and 2010, the Company expensed $220,462 and $Nil, respectively, towards research and development costs.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. Therefore, diluted loss per share has not been presented as at June 30, 2011 or 2010.

Segmented Reporting

The Company operates in three in 2011 (four in 2010) reportable segments. Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 280-10 establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's operating segments include plastic to oil conversion (Plastic2oil), distribution of electronic components (Javaco) and Corporate.

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

Discontinued Operations

A business is classified as a discontinued operation when (i) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the business has either been disposed of or is classified as held for sale; and (iii) the Company will not have any significant continuing involvement in the operations of the business after the disposal transactions. Significant judgments are involved in determining whether a business meets the criteria for discontinued operations reporting and the period in which these criteria are met.

If a business is reported as a discontinued operation, the results of operations through the date of sale, including any gain or loss recognized on the disposition, are presented on a separate line of the income statement. Interest on debt directly attributable to the discontinued operation is allocated to discontinued operations. Gains and losses related to the sale of businesses that do not meet the discontinued operation criteria are reported in continuing operations and separately disclosed if significant.

Assets Held for Sale

An asset or business is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. In isolated instances, assets held for sale may exceed one year due to events or circumstances beyond the Company’s control. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less cost to sell, and the assets are no longer depreciated or amortized. An impairment charge is recognized if the carrying value exceeds the fair value. The assets and related liabilities are aggregated and reported on separate lines of the balance sheet.

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

The carrying amounts of cash and cash equivalents, cash held in attorney trust, restricted cash, accounts receivable, accounts payable, accrued expenses, note payable, long term debt and short-term loans approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework each of these, except for cash and cash equivalents, are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.  Cash and cash equivalents are considered Level 1 inputs.

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

In May 2011, the FASB issued ASU No. 2011-4 to clarify the application of some of the existing fair value measurement and disclosure requirements. These changes are effective for interim and annual periods that begin after December 15, 2011. The Company is assessing the potential effect this guidance will have on its consolidated financial statements.

In June 2011, the FASB issued an ASU No. 2011-05 relating to the presentation of other comprehensive income (“OCI”). This ASU does not change the items that are reported in OCI, but does remove the option to present the components of OCI within the statement of changes in equity. In addition, this ASU will require OCI presentation on the face of the financial statements. These changes are effective for interim and annual periods that begin after December 15, 2011, and are applied retrospectively to all periods presented. Early adoption is permitted. The Company plans to adopt the ASU beginning January 1, 2012

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

This restatement was completed and reported in the 2010 consolidated financial statements and included full details as to the nature and extent of the restatements.  One aspect of the restatement caused the carrying amount of intangible assets as at December 31, 2009 to be increased from $10,014 to $3,091,587.   These intangible assets are subject to amortization and the amortization expense previously reported for the period ended June 30, 2010 was not based upon these restated carrying amounts.  The effect of revising the amortization expense in accordance with these restated carrying amounts is summarized as follows:

Consolidated Statement of Operations for the six month period ended June 30, 2010:

	Previously Reported on 10Q	Increase /(Decrease)	Effect of discontinued operations	Restated

Sales	$7,365,173	$-	$3,274,093	$4,091,080
Cost of sales	6,441,247	-	2,847,010	3,594,237
Gross profit	923,926	-	427,083	496,843

Operating expenses	6,334,422	-	1,612,716	4,721,706
Amortization of intangible assets	-	(173,448)	118,342	55,106
Loss from operations	(5,410,496)	(173,448)	(1,303,975)	(4,279,969)
Other income	42,547	-	40,932	1,615
Future income tax recovery	-	(427,693)	(366,790)	(60,903)
Net loss	$(5,367,949)	$254,245	$896,253	$(4,217,451)

Consolidated Statement of Operations for the three month period ended June 30, 2010:

	Previously Reported on 10Q	Increase / (Decrease)	Effect of discontinued operations	Restated
Sales	$3,791,743	$-	$1,721,356	$2,070,387
Cost of sales	3,181,021	-	1,312,974	1,868,047
Gross profit	610,722	-	408,382	202,340
Operating expenses	2,702,291	-	927,725	1,774,566
Amortization of intangible assets	-	(87,203)	58,904	28,299
Loss from operations	(2,091,569)	(87,203)	(578,247)	(1,600,525)
Other income	20,229	-	18,914	1,315
Future income tax recovery	-	(224,678)	(224,678)	-
Net loss	$(2,071,340)	$137,475	$(334,655)	$(1,599,210)

The increase in net loss did not result in a change in the Company’s basic and diluted loss per share reported for the period.

The restatement had no impact on the Company’s net cash flows from operating, investing or financing activities.

NOTE 5 – INVENTORIES, NET

Inventories consist of the following:

	June 30, 2011	December 31, 2010

Finished goods	$411,404	$418,065
Obsolescence reserve	(125,000)	(115,000)

Total inventories	$286,404	$303,065

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

June 30, 2011	Cost	Accumulated Amortization	Net Book value

Leasehold improvements	$56,624	$(6,364)	$50,260
Machinery and office equipment	2,463,042	(518,218)	1,944,824
Vehicles	7,370	(7,370)	-
Furniture and fixtures	17,993	(7,901)	10,092
Land	163,915	-	163,915
Office and industrial buildings	737,736	(23,028)	714,708

	$3,446,680	$(562,881)	$2, 883,799

December 31, 2010	Cost	Accumulated Amortization	Net Book value

Leasehold improvements	$533,272	$(102,804)	$430,468
Machinery and office equipment	1,621,502	(316,258)	1,305,244
Vehicles	7,370	(7,370)	-
Furniture and fixtures	17,993	(9,005)	8,988
Land	163,915	-	163,915
Office and industrial buildings	341,357	(10,695)	330,662

	$2,685,409	$(446,132)	$2,239,277

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of customer related, marketing related and technology based intangible assets associated with the acquisition of Javaco in August 2009.  As at June 30, 2011 the carrying value of the Javaco intangible assets had been reduced to $Nil.

		Accumulated		Net Book
June 30, 2011	Cost	Amortization	Impairment	Value

Customer - Related	$602,000	$(119,146)	$(482,854)	$-
Marketing - Related	287,000	(59,034)	(227,966)	-
	$889,000	$(178,180)	$(710,820)	$-

		Accumulated		Net Book
December 31, 2010	Cost	Amortization	Impairment	Value

Customer - Related	$602,000	$(101,911)	$(295,307)	$204,782
Marketing - Related	287,000	(48,488)	(60,643)	177,869
	$889,000	$(150,399)	$(355,950)	$382,651

NOTE 8 – SHORT-TERM LOANS AND NOTE PAYABLE

(a) Short-term loans
	June 30, 2011	December 31, 2010
On October 15, 2010, the Company entered into an unsecured short-term loan agreement with shareholder. The loan, in the amount of $200,000 Canadian dollars, bears interest at an annual rate of 6%. The entire principal of the loan, together with all accrued interest is due and payable on October 15, 2011. The loan was used for working capital purposes.	$206,280	$199,820
On December 1, 2010 the Company entered into a secured short-term loan agreement with shareholder. The loan, in the amount of $100,000 Canadian dollars, was used for working capital purposes and bears interest at an annual rate of 6%. The entire principal of the loan together with all accrued interest is due and payable on December 1, 2011. The loan is secured against the receivables and assets of Pak-it.	103,140	100,781
In November 2010, a member of the Board of Directors entered into an unsecured short-term loan agreement with the Company. The loan, which was repaid in the current period through the issuance of shares, bears no interest and was due on November 22, 2011. The loan was used for working capital purposes.	-	35,000
In November 2010, a member of the Board of Directors entered into an unsecured short-term loan agreement with the Company. The loan bears no interest and is due on November 22, 2011. The loan was used for working capital purposes.	30,000	30,000
	$339,420	$365,601

(b) Note payable
	June 30, 2011	December 31, 2010
Note payable is secured by inventory of Javaco Inc., a subsidiary of the Company, bears interest at an annual rate of 6% and is due on December 31, 2011. As at June 30, 2011, the Company was in compliance with the covenant associated with this note payable.	$75,000	$112,500

NOTE 9 - INCOME TAXES
	June 30	June 30
	2011	2010
Statutory tax rate:
U.S.	34%	34%
Foreign	27%	31%

Loss before recovery of income taxes:
Continuing operations – U.S.	$3,329,796	$3,944,920
Continuing operations – Foreign	3,853,698	333,434
	7,183,494	4,278,354
Discontinued operations – U.S.	2,208,948	1,263,044
	9,392,442	5,541,398
Expected income tax recovery	(2,904,403)	(1,884,075)

Permanent differences	263,712	1,025,840
Tax rate changes and other adjustments	507,999	189,540
Increase in valuation allowance	2,006,471	241,002

Income tax recovery	(126,221)	(427,693)
Income tax recovery from discontinued operations	(126,221)	(366,790)
Income tax recovery from continuing operations	-	(60,903)

The Company’s income tax recovery is allocated as follows:

Current tax expense	$-	$-
Future tax recovery	(126,221)	(427,693)

	$(126,221)	$(427,693)

The Company’s future income tax assets and liabilities as at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Future Income Tax Assets:
Non-capital losses	$4,631,137	$3,187,580
Reserve – Contingency	-	106,250
Property, plant and equipment	155,853	83,347

	4,786,990	3,377,177
Less: Allocated against future income tax liabilities	(118,769)	(715,426)
Less: Valuation allowance	(4,668,221)	(2,661,751)

Total	$-	$-

Future Income Tax Liabilities:
Section 481 (a) adjustments	$(15,226)	$(30,451)
Intangible assets	(103,543)	(811,196)
Less: Reduction due to allocation of applicable future income tax assets	118,769	715,426

Total	$-	$(126,221)

NOTE 10 – LONG TERM DEBT

	June 30, 2011	December 31, 2010
Equipment loan bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, repayable in monthly installments of approximately $1,194	$51,884		$-
Mortgage bears interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity.	288,792	280,561
Mortgage, non-interest bearing, secured by the land and building, and matures on October 4, 2011. Principal is due, in its entirety, at maturity.	216,832	-
	557,508	280,561
Less: current portion equipment loan	12,569	-
Less: current portion mortgage payable	216,832	-
	229,401	-
	$328,107	$280,561

The following annual payments of principal are required over the next five years in respect of these mortgages:

Annual Payments
To June 30, 2012	$229,384
To June 30, 2013	12,985
To June 30, 2014	13,501
To June 30, 2015	301,638
To June 30, 2016	-
Total repayments	$557,508

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments

One of the Company’s subsidiaries entered into a consulting service contract with a shareholder. The minimum future payment is equal to fifty percent of the operating income generated from the operations of two of the most profitable devices and 10% from all the other devices in marine industries.

The Company leases facilities and equipment under leases with terms remaining of up to 20 years. The leases include Javaco, and the JBI recycling facility.

All future payments required under various agreements are summarized below:

To June 30, 2012	$213,941
To June 30, 2013	161,237
To June 30, 2014	139,185
To June 30, 2015	126,238
To June 30, 2016	111,974
Thereafter	1,174,176
Total	$1,926,751

The Company entered into a consulting service agreement with a shareholder. The Company is committed to issue the following number of shares in exchange for the consulting service.

On or before August 1, 2011:	75,000 common shares
On or before November 1, 2011:	75,000 common shares
On or before February 1, 2012:	50,000 common shares

Contingencies

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and as president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  At December 31, 2010 the debt in the amount of $346,386 was written off and an estimated settlement of $26,000 was accrued.  During the period the Company received $66,840 in cash, recorded as a recovery of bad debts, and $9,754 in inventory returns relative to the debt previously written off.

During the 2010 fiscal year, the former owner of one of the Company’s subsidiaries filed a complaint against the Company’s subsidiary alleging wrongful termination of his employment contract and seeking compensatory damages. The Company paid $48,335 during the second quarter of 2011 as full settlement of this claim. The Company had previously accrued and expensed $48,000 in respect of this matter in the condensed consolidated financial statements for fiscal 2010

In September 2010, an investor filed a lawsuit against the Company for failure to timely remove restrictive legends from his shares in the Company. The outcome of this claim is not determinable at the time of issue of these interim condensed consolidated financial statements and the costs, if any, will be charged to income in the period(s) in which they are reasonably determinable.  This investor has filed other lawsuits against the company however they were dismissed.

In March 2011, a former employee filed a complaint against the Company and its subsidiaries alleging wrongful dismissal and seeking compensatory damages. The outcome of this claim is not determinable at the time of issue of these interim condensed consolidated financial statements and the costs, if any, will be charged to income in the period(s) in which they are reasonably determinable.

At June 30, 2011, the Company is involved in litigation and claims in addition to the abovementioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on the financial statements of the Company.

NOTE 12 – SHAREHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

On March 25, 2011, the Company closed an asset purchase agreement to purchase land and building from an independent party. Under the terms of the aforementioned agreement, the Company was to issue 44,964 shares of common stock, par value $0.001 per share, valued at $26,979 as part of the consideration. During the period, the Company issued the 44,964 shares to the vendor for total proceeds of $26,979.

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

On January 28, 2011, the Company issued 100,000 shares of common stock to a former employee as severance expense of $82,000. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the statement of operations.

On March 1, 2011, the Company issued 375,000 shares of common stock to two individuals at an expense of $300,000 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the statement of operations except $40,000 which is recorded as prepaid expenses.

On March 12, 2011, the Company issued 240,924 shares of common stock to various parties at an expense of $192,739 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the statement of operations.

In June 2011, the Company consummated a confidential private placement for the issuance and sale of 2,010,484 shares of common stock at a price of $0.70 per share.  The Company received gross proceeds in the amount of $1,407,339, net of share issue costs of $Nil.  The Company also had subscriptions for an additional 407,071 shares for proceeds of $284,950.

On April 15, 2011, the Company issued 184,099 shares of common stock to various parties at an expense of $390,290 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the statement of operations.

On May 17, 2011, the Company issued 214,286 shares of common stock valued at $150,000 to an individual for reimbursement for expenses incurred on the Company’s behalf ($50,000) and repayment of temporary cash advances provided to the Company ($100,000). The $50,000 of shares issued have been reported as operating expenses in the statement of operations and $100,000 of shares have been applied against the temporary cash advance provided to the Company.

On May 17, 2011, the Company issued 125,000 shares of common stock valued at $408,750 to an individual for investor relations and other related services to be rendered to the Company. The shares issued have been valued at the closing share price on the respective issue date and was reported as operating expenses in the statement of operations except $136,250 which is recorded as prepaid expenses.

On June 15, 2011, the Company issued 205,307 shares of common stock to various parties at an expense of $164,246 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the statement of operations.

On June 22, 2011, the Company issued 49,658 shares of common stock to various parties at an expense of $206,081 as a compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the statement of operations.

On June 12, 2011, the Company issued 210,000 shares of common stock to various parties at an expense of $178,500 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the statement of operations.

In June 2011, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 8,157,057 shares of common stock.  The offering was at $0.70 per share and the Company had subscriptions for these shares which amounted to proceeds of $5,709,940. The Company received $5,688,406 of these proceeds with the balance of  $21,534 recorded as subscription receivable  at June 30, 2011.

On June 23, 2011, the board of directors authorized the issue of 266,971 shares of common stock to certain employees at an expense of $1,049,196 as compensation for services provided. The shares issued have been valued at the closing share price on the respective dates of approval and were reported as operating expenses in the statement of operations.

NOTE 13 – RELATED PARTY TRANSACTIONS AND BALANCES

On October 15, 2010 the Company entered into an unsecured short-term loan agreement with a shareholder in the amount of $200,000, denominated in Canadian dollars (Note 8(a)).

In November 2010, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $ 30,000 (Note 8(a)).

On December 1, 2010 the Company entered into a secured short-term loan agreement with a shareholder in the amount of $100,000, denominated in Canadian dollars. (Note 8(a)).

On December 14, 2010 the Company entered into a short-term loan agreement with an existing shareholder in the amount of $35,000 (Note 8(a)).  This loan was settled with the issuance of common stock during the period (Note 12).

NOTE 14 – SEGMENTED REPORTING

The Company has three principal operating segments, Plastic2Oil, Javaco and Corporate. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

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

Six Months Ended June 30, 2011
	Corporate	Plastic2Oil		Javaco	Total
Sales	$-	$86,015		$1,030,485	$1,116,500
Net Loss	$(2,893,182)	$(3,828,458)	(1)	$(461,854)	$(7,183,494)
Total Assets	$4,853,929	$2,765,911	(2)	$491,611	$8,111,451
Accounts Receivable	$32,500	$423,199		$138,919	$594,618
Inventories	$-	$-		$286,404	$286,404

Three Months Ended June 30, 2011
	Corporate	Plastic2Oil		Javaco	Total
Sales	$-	$86,015		$448,831	$534,846
Net Loss	$(1,954,848)	$(2,566,782)	(1)	$(20,567)	$(4,542,197)

Six Months Ended June 30, 2010
	Corporate	Plastic2Oil	Javaco	Total
Sales	$36,985	$-	$4,054,095		$4,091,080
Net Income / (Loss)	$(3,956,613)	$(328,920)	$68,082		$(4,217,451)
Total Assets	$1,526,122	$3,740,946	$5,336,628		$10,603,696
Accounts Receivable	$-	$413,943	$2,128,228	$$$	2,542,171
Inventories	$-	$-	$521,630		$521,630

Three Months Ended June 30, 2010
	Corporate	Plastic2Oil	Javaco	Total
Sales	$10,865	$-	$2,059,522	$2,070,387
Net Income / (Loss)	$(1,322,522)	$(328,920)	$52,232	$(1,599,210)

(1)	This includes R&D Expense items that have gone into the development of Plastic2Oil.

(2)	These assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility.

Neither the Company nor any of its segments depends on any single customer, small group of customers, or government for more than 10% of sales.

NOTE 15 – SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	June 30, 2011	June 30, 2010
Common shares issued in connection with acquisition of property, plant and equipment	$26,979	$-
Short term loan settled through share issuance	$35,000	$-
Prepayment through share issuance	$136,250	$-
Mortgage and lease obligations arising on acquisition of property, plant and equipment	$275,705	$-

NOTE 16 – DISCONTINUED OPERATIONS

During the second quarter of the current fiscal year, management determined that the operations of Pak-it were no longer aligned with the Company’s future strategic focus on conversion of waste plastics plastic to fuel.  Sale criteria for Pak-it were developed and active marketing has been commenced to sell certain assets of Pak-it.  The table below summarizes the carrying amounts relating to the assets of Pak-it that are held for sale at June 30, 2011 as compared to the balances at December 31, 2010.

	June 30,	December 31,
	2011	2010

Inventory, net of reserve	$716,741	$530,533
Property, plant and equipment, net	243,145	266,554
Intangible assets, net	304,539	1,993,205

Net assets held for sale	$1,264,425	$2,790,292

The results of operations from these assets have been reclassified and presented as results of discontinued operations for all periods presented in these interim consolidated financial statements. Our condensed statements of operations from discontinued operations related to Pak-it for the three and six months ended June 30, 2011 and 2010 were as follows:

Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$1,002,184	$1,721,356	$2,622,117	$3,274,093

Cost of sales	858,155	1,312,974	2,075,815	2,847,010
Gross profit	144,029	408,382	546,302	427,083
Operating expenses	440,546	986,629	892,250	1,731,059
Impairment of intangibles	1,900,000	-	1,900,000	-
Other income	18,201	18,914	37,000	40,932
Loss before income taxes	(2,178,316)	(559,333)	(2,208,948))	(1,263,044))
Future income tax recovery	(216,561)	(224,678)	(128,553)	(366,790)

Loss from discontinued operations, net of taxes	$(1,961,755)	$(334,655)	$(2,080,395)	$(896,254)

NOTE 17 – SUBSEQUENT EVENTS

On July 14, 2011, the Securities and Exchange Commission's (“SEC”) Division of Enforcement issued a "Wells Notice" to the Company indicating that the staff intended to recommend that the SEC file a civil lawsuit alleging that the Company violated certain provisions of the federal securities laws. Based on communications with the SEC`s Enforcement staff, the Company believes that the proposed lawsuit relates to the Company's restated financial statements for the third quarter of 2009, which were included in its Form 10-Q filed on November 16, 2009 and its financial statements for the year ended December 31, 2009, which were included in its 2009 Form 10-K filed on March 31, 2010. The restatement concerned the Company's valuation of media credits, accounting for certain acquisitions, and equity issuances. The Company believes that the staff may also recommend naming one or more current and former officers of the Company as defendants in the proposed lawsuit.   Subsequent to receipt of the “Wells Notice”, there have been a number of announcements in respect of individual class action law suits against the Company that are pending and that have been lodged.  The Company cannot predict the outcome of the dispute with the SEC or any separate class action litigation which may result, including whether a lawsuit will be filed or the terms of any settlement that may be reached. The Company has been given an opportunity to respond to the Wells Notice, and will decide on how to proceed based on consultation with its litigation counsel.  The Company does not anticipate that the notice will negatively impact its business operations.

On July 29, 2011, the Company entered into a revenue sharing agreement to convert mill by-product waste into fuel using the Company’s Plastic2Oil technology. Under the agreement, the Company has an exclusive ten-year license with a renewal option to build and operate Plastic2Oil processors at the counterparty`s facilities.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following management’s discussion and analysis (the “MD&A”) of the results of operations should be read in conjunction with the unaudited consolidated financial statements of the Company as at June 30,, 2011, together with the accompanying notes.  This discussion contains forward-looking statements that involve certain risks and uncertainties, and that reflect estimates and assumptions.  See the section entitled “Cautionary Statement Regarding Forward-Looking Information” for more information on forward-looking statements.  Our actual results may differ materially from those indicated in forward-looking statements.  Factors that could cause our actual results to differ materially from our forward-looking statements are described in “Risk Factors” and elsewhere in this report.

Business Overview

JBI is a company with a diverse array of products and services, including three key business operations: (1); Plastic2Oil (“P2O”), an alternative Oil and Gas Company. The Company  converts waste plastic into diesel, #2 fuel oil, and #6 fuel oil; (2) Javaco, a retail/wholesale telecommunications distributor; and (3) Corporate  , a data recovery and migration business.

Prior to 2009, the Company had no significant activity. In 2009, however, management began executing its business plan by acquiring three revenue-generating sources, the Data Business, Javaco and Pak-it, a manufacturer of cleaning chemicals whose operations were subsequently discontinued during the second quarter of 2011.   In addition to generating revenues, Javaco and Pak-it were each assessed at the time as having strategic benefits relative to the commercialization of the P2O business.  In particular, Javaco was acquired for its potential as an alternate conduit for placement of P2O machines in Mexico and South America in the event North American operating permits for P2O processors could not be obtained in a timely manner. Pak-it was acquired for its cleaning chemical business and ability to provide the Company with the proprietary catalyst necessary for P2O processors.

The Company remains focused on the development of its P2O business and will be concentrating the Company’s R&D resources on the commercial scaling and operations of its P2O business during 2011.

Significant Developments and Strategic Actions

Plastic2Oil Business

JBI has developed a commercial processor to convert waste plastics into diesel, #2 fuel oil and #6 fuel oil.

Validation

The following labs have validated our technology: IsleChem (process), CRA (Stack Test), Intertek, Petrolabs, Alberta Resource Council, and Southwest Research Institute  (fuel testing). Islechem determined our waste plastic solution to be repeatable and scalable, converting 85-90% of the hydrocarbons into low sulphur fuel, with no evidence of air toxins or toxic residue.

In addition, The Company’s fuel has been tested by customer labs and their 3rd party tests including Coco Paving, Oxy Vinyl and numerous others in the queue. In addition, a rigorous permit process with the New York State Department of Environmental Conservation (NYSDEC\) was conducted and operating permits were issued. Chrysler conducted an extensive audit and now ships free plastic to our factory. After months of comprehensive due diligence, RockTenn (NYSE:RKT)  executed a 10-year exclusive agreement for conversion of their waste plastic into fuel which has been measured at thousands of tons per day. After a full review, General Motors is also now providing free waste plastic to our P2O facility.

Facilities

In March 2011 the Company completed the acquisition of the facility in Niagara Falls, New York where its 20 metric tonne (“MT”) P2O processor is located.  The Company has worked diligently to obtain all permits necessary to allow the commencement of commercial operations at this facility and all required permits have now been obtained.  The acquisition of this facility in the period represents the culmination of a process that commenced when the facility was first occupied but which the Company was not prepared to commit to until commercial operations appeared imminent.

Permits

On June 17, 2011 the Company obtained an Air State Facility permit and a Solid Waste Management permit from the New York State Department of Environmental Conservation (NYSDEC) to operate three P2O processors at its Niagara Falls facility.

The NYSDEC and Albany staff were in attendance at the Plastic2Oil site for an unscheduled inspection in August 2011. The inspection report confirms the Company is fully compliant. The Company is pleased with the assistance and cooperation it has received from NYSDEC.

Priorities

The Company focused resources in Q2 on developing relationships and due diligence for large clients for P2O processor agreements (e.g. RockTenn), large fuel supply agreements (e.g. Coco Paving) and obtaining multiple feedstock sources. In addition to the back-end refining additions and modifications that occurred during Q1, the Company also designed and has nearly completed manufacturing of a premelt system to allow waste plastic to enter the processor whole in bale form, or in  large pieces (e.g. gas tanks, bumpers) without shredding or granulating the feedstock. This premelt system will maximize production at third party facilities (i.e.  paper mills or MRF sites) and other waste stream sites by allowing minimal handling of feedstock. Management’s highest priority is bringing modular processor #2 and 3 online so the Company can become cash flow positive.

Patents

Shortly after completing the backend refining of the plastic2oil processor, the company sought protection of its intellectual property for its plastic2oil process by filing for international patent protection. The company's management is working with its IP council at Osler and anticipates filing more applications in the near future for various aspects of the plastic2oil process.

Present Status

The Company now has all fundamental facets in place to allow comprehensive and continuous commercial operations in addition to expanding its P2O business at third party locations.  The acquisition and full permitting of the Niagara Falls processing plant were critical aspects of this process but the Company has also been successful in securing sources of feedstock supply for the processing plant and a facility to handle the fuels generated from P2O processing.   The Company has leased a recycling facility that accepts, separates and processes paper, plastics and other materials. It is permitted to process and store up to 300 MT of waste material at any given time and is expected to assist in the supply of plastic feedstock to the processing plant.  The Company also has a 250,000 gallon fuel blending facility which can store, blend, analyze and self-certify the fuels produced from the P2O process.  The ability to control the inputs, processing, and outputs is expected to maximize the commercial viability of this business.

In addition to the focus on launching the commercial operations in Niagara Falls, the Company has continued to look towards expansion and the establishment of multiple processing plants.  The fact that the processing plant can be replicated at a relatively low capital cost, does not require special environmental controls, and can be housed in an area of less than 10,000 square feet makes  it very practical to establish a processor wherever a suitable supply of feedstock is shown to exist.

Processor Enhancement

The Company’s CEO designed further enhancements to the P2O processor in early 2011, including two columns supporting 4 catalyst trays.  In addition, he added significant technology to guarantee fuel quality, along with installing an inline fuel additive injection system on both heavy and light fuel condensing systems.  He has also engineered a hot-tap residue removal process.  Quality control includes two columns for control and specificity of fuel fractions, a cyclone (particulate removal in vapor), fuel filters (particulate removal in liquid), and a centrifuge (additional redundant particulate trap), as well as column enhancements to guarantee particulate free fuel.  Fuel additives are injected inline while fuel is being produced to increase their effectiveness.  The new residue removal system works while the processor is running, so the reactor does not have to be cooled down or stopped to remove residue.

During the second quarter of 2011, the Company built a fully equipped fuel testing laboratory at the Niagara Falls, NY site to facilitate instant certification of fuel products. The P2O processor is capable of producing #6 fuel, #2 fuel, diesel, and light naphtha. The Plastic2Oil processor has been tuned to reduce naphtha production to less than 2% because the market price for naphtha is significantly less than for  #2 or #6 fuel and therefore the Company will not be proceeding with any naphtha contracts.  The Company’s management has invested much time, testing, and production efforts towards large companies to execute significant contracts such as RockTenn. During the first quarter of 2011 the processor was primarily used to test feedstock from large sources of free waste plastic in order to pass "Cradle to Grave" audits from feedstock to end user fuel. During the second quarter of 2011 the Company designed and engineered a premelt loader for the Plastic2Oil processor to eliminate handling, shredding, and bagging of waste plastic. With the premelt loader, bales or supersacks of plastic are set on a conveyor and then are loaded whole into the premelt reactor thereby eliminating shredding and much handling. During the modularization of the processor, the CEO was able to eliminate the off gas compression system in favor of a simplified low-cost off gas handling rack (4’ x 4’ x 4’) for better control and at 1/5 of the cost. The cost savings through modularization has been used to offset the cost of the premelt loader.

Agreements

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

Subsequent to the end of second quarter, on July 29, 2011, the Company entered into a Revenue Sharing Agreement with Rock-Tenn Company (RockTenn) to convert mill by-product waste into fuel using JBI's Plastic2Oil technology.  Under the agreement, JBI, Inc. has an exclusive ten-year license with a renewal option to build and operate P2O processors at RockTenn facilities to process RockTenn's waste plastic at paper mills and Material Recovery Facilities and to mine and process plastic from RockTenn's plastic-filled monofill sites.

Fuel Supply Agreements

On June 10, 2011, JBI, Inc. the Company and Coco Asphalt Engineering, a division of Coco Paving, Inc. entered into a Supply and Service Agreement under which the Company has agreed to supply Coco Asphalt Engineering on a weekly, per demand basis with petroleum distillate at a cost of $109.80 per barrel. As of August 19, 2011, with a NYMEX crude price of $82.81, Coco Paving is presently ordering and purchasing full tankers of petroleum distillate at $109.80 per barrel. Coco Paving has stated it is pleased with our Plastic2Oil fuel and they are ordering from the Company on a regular basis.

Processor Production

The Company retained two fabrication vendors to produce racked modules for Plastic2Oil processors. All modules will be manufactured in the United States. The Company’s management and new hires are working with the fabrication vendors to expedite manufacturing. During the first and second quarter of 2011 the processor was modularized for simplified expedient production and assembly of processors offsite. Processors #2 and #3 are being installed at the Plastic2Oil factory at this time, in modular form.

Expanding Plastic2Oil Factory in Niagara Falls, NY

The Company is purchasing a machine shop a few minutes from the Plastic2Oil factory so that additional processor assembly and work can occur while the Plastic2Oil processor(s) operate. The Company has also hired a mechanical engineer, a steel waterjet cutter, electrician, welders, more operators and material handlers to train for offsite locations.

Free Plastic

The Company receives free waste plastic for our Plastic2Oil processor(s) from Chrysler, General Motors, major food packagers, dairy companies, agricultural plastics, and many other sources. The company is recycling thousands of gas tanks, bales of plastic film and many other free plastics that are usually sent to landfill. The Company does NOT pay for any plastic. None of the plastic that the Company has received to date has required sorting.

Javaco Business

Javaco, which the Company acquired in 2009, distributes over 100 lines of equipment used in the telecommunications industry and operates out of its facility in Columbus, Ohio.   Aside from operating Javaco, management had intended to utilize Javaco’s expertise to launch P2O processing sites in Mexico and South America if the Company had encountered construction and/or permitting difficulties in establishing a P2O processing site at the New York Facility.  With the prospect of these difficulties now eliminated the focus will return to streamlining the operations of Javaco with a view to enhanced profitability.

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

Corporate

In 2009 the Company purchased the Data Assets from John Bordynuik, Inc., thereby providing the Company with the ability to operate what was once John Bordynuik, Inc.’s data restoration and recovery business, a business originally developed by John Bordynuik in 2006.

The Data Business is not as financially intensive as the other businesses of JBI, but is time consuming with regards to the allocation of the time of John Bordynuik, the President and CEO. Given the Company’s focus on its other growing businesses, Mr. Bordynuik is currently unable to dedicate a significant amount of time to this endeavor. As such, operating activity in this segment has been dormant during the current fiscal year.  Nevertheless, the Company has a backlog of tapes to read and interpret and expects to be generating revenue from the Data Business segment once again during its 2011 fiscal year but the exact timing of this cannot be currently estimated.

Discontinued operation - Pak-it Business

In 2009, the Company acquired 100% of the membership interests of Pak-it, which manufactures cleaning chemicals, and owns a patent that allows for the delivery of cleaning chemicals in a water-soluble film package used mainly in institutional and industrial cleaning operations. Pak-it operates out of a leased manufacturing facility in Philadelphia, Pennsylvania.

The acquisition of Pak-it was primarily driven by the Company’s desire to access Pak-it’s unique patents, and the fact that the Company could potentially utilize Pak-it’s chemical expertise to produce the proprietary P2O catalyst in-house. Secondarily, the Company believed Pak-it was undervalued due to inefficient internal controls and operating procedures arising from an outdated and inadequate accounting system, various ineffective production processes, and an over extended product line.  Pak-it’s R&D department continues to support Plastic2Oil by developing and testing fuel additives, optimizations, and other research support in the process.

Following the acquisition, the Company analyzed Pak-it’s operations and began a focus on restructuring Pak-it’s internal controls and procedures. Several operational policies were changed or implemented to increase production efficiencies and reduce costs including; product line consolidation, standardized packaging, revised sales policies and product pricing, and a restructuring of the workforce. Accounting procedures needed an upgrade in order for Pak-it to increase production capacity, but they were also necessary for the Company to efficiently meet its financial reporting obligations.

Despite these measures actual and anticipated revenue and profitability performance at Pak-it failed to meet expectations and the Company determined that a selective divesture of Pak-it’s assets was warranted in order to focus on its P2O segment.  During the second quarter, sale criteria in respect of certain assets of Pak-it was developed and active marketing commenced to sell these assets.

The table below summarizes the carrying amounts relating to the assets of Pak-it at June 30, 2011 as compared to the balances at December 31, 2010.

	June 30,	December 31,
	2011	2010

Inventory, net of reserve	$716,741	$530,533
Property, plant and equipment, net	243,145	266,554
Intangible assets, net	304,539	1,993,205

Net assets held for sale	$1,264,425	$2,790,292

The results of operations from these assets have been reclassified and presented as results of discontinued operations for all periods presented in these interim consolidated financial statements. Our condensed statements of income from discontinued operations related to Pak-it for the three and six months ended June 30, 2011 and 2010 are as follows:

Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$1,002,184	$1,721,356	$2,622,117	$3,274,093

Cost of sales	858,155	1,312,974	2,075,815	2,847,010
Gross profit	144,030	408,382	546,303	427,083
Operating expenses	440,546	986,629	892,250	1,731,059
Impairment of intangibles	1,900,000	-	1,900,000	-
Other income	18,201	18,914	37,000	40,932
Loss before income taxes	(2,178,316)	(559,333)	(2,208,948))	(1,263,044))
Future income tax recovery	(216,561)	(224,678)	(128,553)	(366,790)

Loss from discontinued operations, net of taxes	$(1,961,755)	$(334,655)	$(2,080,395)	$(896,254)

Results of Continuing Operations

Three and Six month period ended  June 30, 2011 compared to June 30, 2010

Three Months Ended June 30, Six months Ended June 30.
	2011	2010	2011	2010
Sales	$534,846	$2,070,387	$1,116,500	$4,091,080
Cost of sales	437,776	1,868,047	955,584	3,594,237
Gross margin	97,070	202,340	160,916	496,843
Selling, general and administrative expenses	4,330,071	1,692,231	6,310,445	4,598,406
Depreciation of property, plant and equipment	96,447	82,315	169,603	123,300
Amortization of intangible assets	-	28,299	27,781	55,106
Research and development expenses	220,462	-	508,417	-
Impairment loss	-	-	354,870	-
Total Operating Expenses	4,646,980	1,802,865	7,371,116	4,776,812
Loss from operations	(4,549,910)	(1,600,525)	(7,210,200)	(4,279,969)
Other income (net)	7,713	1,315	26,706	1,615
Loss from continuing operations before income taxes	(4,542,197)	(1,599,210)	(7,183,494)	(4,278,354)
Future income tax recovery	-	-	-	60,903
Loss from discontinued operations,, net of income taxes	(1,961,755)	(334,655)	(2,080,395)	(896,254)
Net loss	$(6,503,952)	$(1,933,865)	$(9,263,889)	$(5,113,705)

For the six month period ended June 30, 2011 we have reported revenues in the amount of $1,116,500 and a loss from continuing operations of $7,183,494.  During the comparable period one year earlier our revenues amounted to $4,091,080 with a net loss from continuing operations of $4,278,354, following restatement.

The net loss  from continuing operations for the six month period ended June 30, 2010 has been restated to include $55,106 in amortization of intangible assets and a future income tax recovery of $60,903  The amounts previously reported as amortization expense and future income tax recovery for that period were $Nil.  As a result of this restatement the net loss for the six month period ended June 30, 2010 is $5,797 less than we previously reported.

At December 31, 2010, the Company restated all amounts related to our 2009 acquisitions of the Javaco and Pak-it business segments. These restatements were done to adjust the allocation of the purchase prices paid in accordance with an independent valuation of the assets of the companies acquired.  As a result of these restatements the value associated with intangible assets increased and, by extension, the amortization of those assets for the year ended December 31, 2010 was amended.  The recognition of the intangible assets at the date of acquisition also gave rise to the recognition of a future income tax expense and asset for the 2009 fiscal year and a recovery of a portion of this asset in 2010.  The comparative amounts presented in the June 30, 2011 consolidated financial statements have been amended to include the pro-rata share of this adjustment to amortization and the appropriate amount of future income tax recovery.  Full disclosure as to the nature and description of this restatement were included in the Form 10K report that the Company as amended and filed  with the Commission on July 18, 2011.

Revenue Sources

The Company currently derives revenues from three defined and active business segments: (1) Javaco; through the sale and distribution of electronic components;  (2) P2O: through revenues derived from the sale of fuel outputs and processing and recycling of waste materials; and (3) Corporate: through data recovery and migration services Revenues for each period are summarized as follows:

	Three Months Ended June 30,		Six months Ended June 30.
	2011	2010	2011	2010
Javaco	$448,831	$2,059,522	$1,030,485	$4,054,095
P2O/ Other	86,015	-	86,015	-
Corporate	-	10,865	-	36,985

	$534,846	$2,070,387	$1,116,500	$4,091,080

For the three months ended June 30, 2011, Javaco revenues declined $1,610,691 (78%) from the same quarter in the prior year.  For the six months ended June 30, 2011, Javaco revenues declined $3,023,610 (75%) from the same period in 2010.  These revenue declines reflect:

a)	Loss of significant customer volumes following the Company’s termination of employment of the prior owner of Javaco during the third quarter of 2010;
b)	Realignment of sales activity to eliminate revenues not considered to have adequate profit contributions

For the three and six month period ending June 30, 2011, revenues of P20 include fuel sales from the Niagara Falls, New York facility of $47,480 revenue from sale of processed waste product (primarily paper fibre)  of $33,621 and incidental revenue from sale of products of $4,914.

As previously stated, operating activity for the Corporate segment has been dormant during the current fiscal year.

Cost of Sales

Cost of Sales consist primarily of raw materials related to delivery of fuel, dying and blending, scenting of the fuel (to smell green at the request of customers), and processed recycled waste products, the cost of the products  and direct labor associated with the sale of finished goods by Javaco and material input costs associated with Corporate (i.e. Data) services. The Company does not pay for any waste plastic for the Plastic2Oil process. These costs are summarized as follows for the three and six month period ended June 30:

	Three Months Ended June 30,		Six months Ended June 30.
	2011	2010	2011	2010
Javaco	$380,242	$1,845,731	$898,050	$3,566,738
P2O/ Other	57,534	-	57,534	-
Corporate	-	22,316	-	27,499

	$437,776	$1,868,047	$955,584	$3,594,237

Gross Profit

The gross profit, by business segment, is as follows:

	Three Months Ended June 30,		Six months Ended June 30.
	2011	2010	2011	2010
Javaco	$68,589	$213,791	$132,435	$487,357
P2O/ Other	28,481	-	28,481	-
Corporate	-	(11,451)	-	9,486

	$97,070	$202,340	$160,916	$496,843

For the three months ended June 30, 2011 Javaco gross margin performance was 15.3% compared to 10.4% for the prior year.  The prior year’s quarter margin was reduced by a high mix of low margin international sales.  For the six months ended June 30, 2011, Javaco gross margin performance was approximately 13% compared to approximately 12% in the prior year.  While the improved gross margin percentage change from the prior year is encouraging in light of the revenue decline of 75% from the prior year, significant revenue growth at Javaco is still required in order to generate satisfactory operating results.

For the three and six month period ending June 30, 2011, P2O gross margin performance was approximately 33% (2010: N/A).  The Company is moving manufacturing equipment and fabrication staff at the Niagara Falls, NY Plastic2Oil facility to a nearby machine shop so that Plastic2Oil processors can operate at the same time fabrication and assembly is occurring. In addition, the processor has been used to test feedstock from large free sources of waste plastic to pass cradle to grave audits, and fuel testing for client-defined conditions for anticipated agreements and fuel supply contracts. The Company is also seeking approval to dye its own fuel to eliminate the need to blend or have 3rd parties perform this service. On this basis, we expect a significant improvement in future gross margin performance.

For the three months ended June 30, 2010, certain inventory adjustments resulted in a modest negative margin for the quarter of $11,451 and reduced the margin performance for the six month period ended June 30, 2010 to approximately 25%.   As previously stated, operating activity for the Data segment has been dormant during the current 2011 fiscal year.

Operating Expenses from Continuing Operations

Operating expenses amounted to $7,371,116 for the six month period ended June 30, 2011 compared to $4,776,812 for the same period in the prior year.  These expenses are comprised of the following elements:

	Three Months Ended June 30,		Six months Ended June 30.
	2011	2010	2011	2010
Selling, general & administrative expenses	$4,330,071	$1,692,251	$6,310,445	$4,598,406
Depreciation of property, plant and equipment	96,447	82,315	169,603	123,300
Amortization of intangible assets	-	28,299	27,781	55,106
Research and development expenses	220,462	-	508,417	-
Impairment loss	-	-	354,870	-

	$4,646,980	$1,802,865	$7,371,116	$4,776,812

Selling, general and administrative expenses consist primarily of personnel-related costs, legal costs, accounting costs and other professional, regulatory and administrative costs.

Three months ended June 30, 2011 and 2010

For the three month period ending June 30, 2011, selling, general and administrative expenses increased by $2,637,820 from the same quarter of the prior year.  The major components of this increase were: a) professional and consulting fees for accounting, legal and financial advisory services increased $1,173,757; and b) an increase of $1,586,401 with respect to compensation costs that were paid by the issuance of shares.  Other expense categories in selling. general and administrative expenses netted a reduction of $122, 338 on a quarter over quarter basis.  For the three months ended June 30, 2011, depreciation expense increased $14,132 over the prior year in accordance with increased investment in property plant and equipment of $720,057during the quarter. Research and development expenses during the second quarter of 2011 were $220,462 (2010: $NIL) and were incurred with respect to improvement of our P2O technology.

Six months ended June 30, 2011 and 2010

For the six month period ending June 30, 2011, selling, general and administrative expenses increased by $1,712,039 from the same quarter of the prior year.  Professional and consulting fees for accounting, legal and financial advisory services increased $1,744,592 for the six month period ended June 30, 2011 compared to the corresponding period in the prior year.  This increase results from additional audit and legal services required in connection with the Company’s statutory financial reporting, current legal proceedings.  (See Part II – Item 1 “Legal Proceedings “) as well as corporate advisory and investor relations services.  Selling, general and administrative expenses for the six months ended June 30, 2010 includes $3,013,120 in compensation costs that were paid through the issuance of the Company’s shares.  For the corresponding period in 2011, this figure declined to $2,844,768.  Other expense categories in selling, general and administrative expenses in 2011 represented a net increase of $135,799 on a comparative six month year to date basis.

Depreciation and amortization costs are determined on a consistent basis for each of the periods with no revision to any estimated useful lives of the property, plant and equipment or the intangible assets to which these charges relate.

The increase in depreciation expense for the six month period ended June 30, 2011 is attributable to the increased investment in property, plant and equipment of $1,237,915 during the period.

Research and development expenses of $508,417 relate primarily to the continuing development of the P2O process.  Although the Company is embarking upon commercial operation of this business segment there are a number of enhancements to the process that continued to be investigated.

During the first quarter of 2011, an assessment was done of the carrying value of the intangible assets of the Javaco business and it was determined that they had become impaired.  This assessment was prompted by a reduction in revenues that exceeded the estimates made when a similar valuation was completed at December 31, 2010.  The impairment of $354,870 that was recognized reduces the carrying value of these intangible assets to $Nil at June 30, 2011.

Stock-Based Compensation

The Company periodically issues shares of common stock for services rendered or in settlement of other amounts. Such shares are valued based on the market price on the transaction date.
.
The Company intends to adopt a formal plan which addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. No such plan had been adopted as of August 19, 2011.

Liquidity and Capital Resources

As of June 30, 2011 the Company had cash and cash equivalents of $3,871,301 on hand.  The Company does not currently have a formal cash management policy in place but continues to investigate the potential for implementing one to manage future cash flow.

The Company’s increase in cash from continuing operations in relation to the preceding fiscal year end for the comparative six month periods ended June 30 can be summarized as follows:

	2011	2010
Net loss from continuing operations	$(7,183,494)	$(4,217,451)
Items not affecting cash	3,348,674	3,187,084
Working capital changes	386,684	(1,702,042)
Investing activities	(627,449)	1,578,432
Financing activities	7,449,364	2,911,256
Increase in cash from continuing operations	$3,373,779	$1,757,279

In each of the periods the Company had significant charges included in the reported Net Loss that had no effect on cash flows.  In both periods, these charges included depreciation of property, plant and equipment, amortization of intangible assets, allowances for uncollectible amounts, and stock issued for services.  In addition, during the current period, the Company incurred net foreign exchange losses related to debts denominated in a foreign currency and an impairment charge related to intangible assets with no corresponding amounts having arisen in the prior year.

Investing activities for the current period include the Company’s investment in property, plant and equipment for its P2O business amounting to $1,237,915, of which $935,231 was funded in cash.  The Company expects to continue to make significant investment in property, plant and equipment in future periods.

Financing activities represent the cash received upon the issuance of common shares during the period. We expect to rely upon funds raised from private placements, as well as future equity and debt offerings to implement our growth plan and meet our liquidity needs in future.

As at June 30, 2011, the Company reported net working capital of $3,739,396, of which $1,264,425 pertains to Pak-it assets held for sale. By comparison, at December 31, 2010 the Company had net working capital of $2,815,541, of which $2,970,292 pertained to Pak-it assets held for sale.

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

The Company has disclosed its accounting policies in “NOTE 2 – SUMMARY OF ACCOUNTING POLICIES” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The following accounting policies provide an update to those included under the same captions in the Company’s Annual Report on Form 10-K as amended and filed with the Commission on July 18, 2011.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  Accounts receivable determined to be uncollectible are recognized using the allowance method.  The allowance for uncollectible accounts as at June 30, 2011 and December 31, 2010 was $310,050 and $391,251, respectively.

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

Intangible assets are amortized on a straight-line basis over their estimated useful life of 8 to 10 years. Amortization expense for the periods ended June 30, 2011 and 2010 was $27,781 and $55,106 (see note 4), respectively.

Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If events or changes in circumstances indicate that the carrying amount of any of these intangible assets may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds their fair value. During the first quarter of 2011, it was determined that an impairment charge of $354,870 was required.

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

The carrying amounts of cash and cash equivalents, cash held in attorney trust, restricted cash, accounts receivable, accounts payable, accrued expenses, notes payable, mortgage payable and short-term loans approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

Discontinued Operations

A business is classified as a discontinued operation when (i) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the business has either been disposed of or is classified as held for sale; and (iii) the Company will not have any significant continuing involvement in the operations of the business after the disposal transactions. Significant judgments are involved in determining whether a business meets the criteria for discontinued operations reporting and the period in which these criteria are met.

If a business is reported as a discontinued operation, the results of operations through the date of sale, including any gain or loss recognized on the disposition, are presented on a separate line of the income statement. Interest on debt directly attributable to the discontinued operation is allocated to discontinued operations. Gains and losses related to the sale of businesses that do not meet the discontinued operation criteria are reported in continuing operations and separately disclosed if significant.

Assets Held for Sale

An asset or business is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. In isolated instances, assets held for sale may exceed one year due to events or circumstances beyond the Company’s control. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less cost to sell, and the assets are no longer depreciated or amortized. An impairment charge is recognized if the carrying value exceeds the fair value. The assets and related liabilities are aggregated and reported on separate lines of the balance sheet.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for a Smaller Reporting Company

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the period ended June 30, 2011. Based on this evaluation, our Principal Executive Officer  and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure..

 We have taken numerous steps to address the underlying causes of the internal control deficiencies, primarily through the development and implementation of policies, improved processes and documented procedures, the retention of third-party experts and contractors, and the hiring of additional accounting personnel with technical accounting and inventory accounting experience.

Changes in internal control over financial reporting There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

During the 2010 fiscal year, the Company’s former consultants and an executive officer claimed money owed to them for consulting work performed in fiscal 2010. The Company entered into a settlement agreement on February 28, 2011 to pay the consultants and the former executive officer the sum of $312,500. The Company paid $200,000 immediately in cash and issued a note payable for the remaining settlement amount of $112,500.  The amount remaining under this note was further reduced to $75,000 as at June 30, 2011. (Note 8(b)).

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

During the 2010 fiscal year, the former owner of one of the Company’s subsidiaries filed a complaint against the Company’s subsidiary alleging wrongful termination of his employment contract and seeking compensatory damages.  The Company paid $48,335 during the second quarter of 2011 as full settlement of this claim.  An estimated settlement of $40,000 had been accrued and expensed in the condensed consolidated financial statements for fiscal 2010

In September 2010, an investor filed a lawsuit against the Company for failure to timely remove restrictive legends from his shares in the Company. The outcome of this claim is not determinable at the time of issue of these consolidated financial statements and the costs, if any, will be charged to income in the period(s) in which they are reasonably determinable. This investor has filed other prior lawsuits against the Company however they have been dismissed.

In March 2011, a former employee filed a complaint against the Company and its subsidiaries alleging wrongful dismissal and seeking compensatory damages. The outcome of this claim is not determinable at the time of issue of these consolidated financial statements and the costs, if any, will be charged to income in the period(s) in which they are reasonably determinable.

On July 14, 2011, the Securities and Exchange Commission's (SEC) Division of Enforcement issued a "Wells Notice" to the Company indicating that the staff intended to recommend that the SEC file a civil lawsuit alleging that the Company violated certain provisions of the federal securities laws. Based on communications with the SEC`s Enforcement staff, the Company believes that the proposed lawsuit relates to the Company's subsequently restated financial statements for the third quarter of 2009, which were included in its Form 10-Q filed on November 16, 2009 and its financial statements for the year ended December 31, 2009, which were included in its 2009 Form 10-K filed on March 31, 2010. The restatement concerned the Company's valuation of media credits, accounting for certain acquisitions, and equity issuances. The Company believes that the staff may also recommend naming one or more current and former officers of the Company as defendants in the proposed lawsuit.   Subsequent to receipt of the “Wells Notice”, there have been a number of announcements in respect of individual class action law suits against the Company that are pending and that have been lodged.  The Company cannot predict the outcome of the dispute with the SEC or any separate class action litigation which may result, including whether a lawsuit will be filed or the terms of any settlement that may be reached. The Company has been given an opportunity to respond to the Wells Notice, and will decide how to proceed based on consultation with its litigation counsel. The Company does not anticipate that the notice will negatively impact its business operations.

Item 1A.    Risk Factors

The following risk factor along with the risk factors disclosed in our Form 10-K should be considered in evaluating our businesses and future prospects. These risk factors represent what we believe to be the known material risk factors with respect to our business and the Company. Our business, operating results, cash flows and financial condition are subject to these risks and uncertainties, any of which could cause actual results to vary materially from recent results or from anticipated future results.

Substantial legal liability or significant regulatory action against JBI could have material adverse financial effects or cause significant reputational harm to JBI, which in turn could seriously harm our business prospects.

We face significant legal risks in our businesses, and claims damages and penalties in litigation and regulatory proceedings. See “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q for a discussion of certain legal proceedings in which we are involved.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2011, the Company issued 184,099 shares of common stock to various parties at an expense of $390,290 as a compensation for services provided. The shares issued have been valued at the closing share price on the respective issue dates and were reported as operating expenses in the statement of operations.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

On May 17, 2011, the Company issued 214,286 shares of common stock valued at $150,000 to an individual for as reimbursement for expenses incurred on the Company’s behalf ($50,000) and repayment of temporary cash advances provided to the Company ($100,000). The shares issued have been reported as operating expenses in the statement of operations.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

On May 17, 2011, the Company issued 125,000 shares of common stock valued at $408,750 to an individual for investor relations and other related services to be rendered to the Company The shares issued have been valued at the closing share price on the respective issue date and was reported as operating expenses in the statement of operations except $136,250 which is recorded as prepaid expenses.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

In June 2011, the Company consummated a confidential private placement for the issuance and sale of 2,010,484 shares of common stock at a price of $0.70 per share.  The Company received gross proceeds in the amount of $1,407,339, net of share issue costs of $Nil.  The Company also had subscriptions for an additional 407,071 shares for proceeds of $284,950. The offering proceeds were used for working capital.

The offering and issuance of shares to the investors was an unregistered sale of securities conducted pursuant to Rule 506 of Regulation D or Regulation S promulgated thereunder. Such securities were not registered under the Securities Act of 1933.

On June 15, 2011, the Company issued 205,307 shares of common stock to various parties at an expense of $164,040 as a compensation for prior services provided. The shares issued have been reported as operating expenses in the statement of operations.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

In June 2011, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 8,157,057 shares of common stock.  The offering was at $0.70 per share and the Company had subscriptions for these shares which amounted to proceeds of $5,709,940. The Company received $5,688,406 of these proceeds with the balance of $21,534 recorded as subscription receivable at June 30, 2011. The offering proceeds were used for working capital.

The offering and issuance of shares to the investors was an unregistered sale of securities conducted pursuant to Rule 506 of Regulation D or Regulation S promulgated thereunder. Such securities were not registered under the Securities Act of 1933.

On June 22, 2011, the Company issued 49,658 shares of common stock to various parties at an expense of $206,031 as a compensation for services provided. The shares issued have been valued at the closing share price on the respective issue dates and were reported as operating expenses in the statement of operations.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

On June 12, 2011, the Company issued 210,000 shares of common stock to various parties valued at $178,500 as compensation for prior services provided. The shares issued have been reported as operating expenses in the statement of operations.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

(a)     Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32..1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	Interactive Data File

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

In accordance with SEC releaase 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBI, INC.
Date: August 22, 2011	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)