Form 10-Q
period 2011-09-30
JBI, INC.
filed 2011-11-21
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

Commission File Number: 000-52444

JBI, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4924000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1783 Allanport Road
Thorold Ontario L0S 1K0
(Address of principal executive offices)(Zip Code)

(905) 384-4383
Registrant’s telephone number, including area code

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

As of November 18, 2011 there were 70,773,174 shares of Common Stock, $0.001 par value per share, issued and outstanding.

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

Unless otherwise noted, references in this registration statement to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

JBI, Inc. and Subsidiaries

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,407,638	$724,156
Cash held in attorney trust (Note 2)	67,176	264,467
Restricted cash (Note 2)	-	144,500
Accounts receivable, net of allowance for doubtful accounts of $320,050 (2010 - $391,251) (Note 2)	369,485	828,664
Inventories, net of reserve of $43,125 (2010 - $115,000) (Note 5)	391,186	303,065
Prepaid expenses	100,860	151,637
Assets held for sale (Note 16 )	1,029,227	2,790,292
TOTAL CURRENT ASSETS	4,365,572	5,206,781

PROPERTY, PLANT AND EQUIPMENT, NET (Note 6)	3,452,981	2,239,277
OTHER ASSETS
Intangible assets, net (Note 7)	-	382,651
Deposits	-	2,693
TOTAL OTHER ASSETS	-	385,344
TOTAL ASSETS	$7,818,490	$7,831,402
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,388,180	$1,083,589
Accrued expenses	480,692	822,520
Short-term loans (Notes 8(a) and 13)	315,618	365,601
Notes payable (Note 8(b))	37,500	112,500
Current portion of long-term debt (Note 10)	228,453	-
Income taxes payable	1,249	7,030

TOTAL CURRENT LIABILITIES	2,451,692	2,391,240

LONG-TERM LIABILITIES
Deferred income taxes (Note 9)	-	126,221
Long-term debt (Note 10)	300,787	280,561

TOTAL LIABILITIES	2,752,479	2,798,022
Commitments and Contingencies (Note 11)
SHAREHOLDERS' EQUITY (Note 12)
Common Stock, par $0.001; 150,000,000 authorized 68,418,271 shares at September 30, 2011 and 51,241,926 shares at December 31, 2010	68,418	51,243
Common Stock Subscribed,1,452,580 shares at cost at September 30, 2011 and 2,653,334 shares at cost at December 31, 2010	1,031,932	1,334,167
Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	1,000	1,000
Additional paid in capital	33,234,206	19,933,211
Accumulated deficit	(29,269,545)	(16,286,241)
TOTAL SHAREHOLDERS' EQUITY	5,066,011	5,033,380
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,818,490	$7,831,402

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

JBI, Inc. and Subsidiaries
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine and Three Month Periods Ended September 30,
(Unaudited)

	Nine Months Ended September 30, 2011	Restated as per Note 4 Nine Months Ended September 30, 2010	Three Months Ended September 30, 2011	Restated as per Note 4 Three Months Ended September 30, 2010
SALES
Javaco	$1,681,928	$5,536,741	$651,443	$1,482,646
P2O	221,653	-	140,552	-
Other	38,225	46,464	-	9,479
TOTALSALES	1,941,806	5,583,205	791,995	1,492,125
COST OF SALES
Javaco	1,366,897	4,848,145	468,847	1,281,407
P2O	50,539	-	23,010	-
Other	-	31,941	-	4,442
TOTAL COST OF SALES	1,417,436	4,880,086	491,857	1,285,849
GROSS PROFIT	524,370	703,119	300,138	206,276
OPERATING EXPENSES
Selling, general and administrative expenses	9,468,254	6,037,064	3,125,686	1,438,659

Depreciation of property, plant and equipment	274,610	222,627	105,007	99,327

Amortization of intangible assets	27,781	83,116	-	28,010
Research and development expenses	896,836	-	390,350	-
Impairment loss (Note 2)	354,870	-	-	-
TOTAL OPERATING EXPENSE	11,022,351	6,342,807	3,621,043	1,565,996
LOSS FROM OPERATIONS	(10,497,981)	(5,639,688)	(3,320,905)	(1,359,720)
OTHER INCOME (EXPENSE)
Interest expense, net	(32,412)	-	(20,893)	-
Other income, net	-	6,201	-	7,816
	(32,412)	6,201	(20,893)	7,816
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,530,393)	(5,645,889)	(3,341,798)	(1,367,536)
INCOME TAXES FROM CONTINUING OPERATIONS (Note 9)
Future income tax (recovery) provision	-	(13,506)	-	47,397
NET LOSS FROM CONTINUING OPERATIONS	(10,530,393)	(5,632,383)	(3,341,798)	(1,414,933)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (Note 16)	(2,452,911)	(1,118,844)	(377,617)	(222,590)
NET LOSS	$(12,983,304)	$(6,751,227)	$(3,719,415)	$(1,637,523)
Basic & diluted loss per share for continuing operations	$(0.18)	$(0.10)	$(0.05)	$(0.03)

Basic & diluted loss per share for discontinued operation	$(0.04)	$(0.02)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding	58,507,805	54,999,807	66,598,399	50,999,144

The accompanying notes are an integral part of the interim condensed consolidated financial statements

JBI, Inc. and Subsidiaries

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Month Period Ended September 30, 2011 (Unaudited)

	Common Stock $0.001 Par Value		Common Stock Subscribed		Preferred Stock $0.001 Par Value		Additional paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE, DECEMBER 31, 2010	51,241,926	$51,243	2,653,334	$1,334,167	1,000,000	$1,000	$19,933,211	$(16,286,241)	$5,033,380

Common stock issued in connection with private placement, $0.50 per share, closed in the prior year, net of issuance costs of $26,000	2,430,000	2,430	(2,430,000)	(1,189,000)	-	-	1,186,570	-	-

Common stock issued for service provided in the prior year, valued at $0.65 per share	223,334	223	(223,334)	(145,167)	-	-	144,944	-	-

Common stock issued for severance, $0.82 per share	100,000	100	-	-	-	-	81,900	-	82,000

Common stock issued for services, $0.80 per share	375,000	375	-	-	-	-	299,625	-	300,000

Common stock issued for services, $0.80 per share	240,924	241	-	-	-	-	192,498	-	192,739

Common stock issued in connection with purchase of building	44,964	45	-	-	-	-	26,934	-	26,979

Common stock issued in connection with private placement, $0.70 per share	2,010,484	2,010	-	-	-	-	1,405,328	-	1,407,338

Common stock issued for services, $2.12 per share	184,099	184	-	-	-	-	390,106	-	390,290

Common stock issued for reimbursement of expenses and repayment of short-term advance, $0.70 per share	214,286	214	-	-	-	-	149,786	-	150,000

Common stock issued for services, $3.27 per share	125,000	125	-	-	-	-	408,625	-	408,750

Common stock issued for services, $0.80 per share	205,307	205	-	-	-	-	164,041	-	164,246

Common stock issued for services, $4.15 per share	49,658	49	-	-	-	-	206,032	-	206,081

Common stock issued for services, $0.85 per share	210,000	210	-	-	-	-	178,290	-	178,500

Common stock issued for services, $3.93 per share	266,971	267			-	-	1,048,929	-	1,049,196

Common stock issued in connection with private placement, $0.70 per share	8,157,057	8,157			-	-	5,701,783	-	5,709,940

Common stock cancelled in connection with private placement, $0.70 per share	(30,000)	(30)			-	-	(20,970)	-	(21,000)

Common stock issued in connection with private placement, $0.70 per share	407,143	407			-	-	284,593	-	285,000

Common stock issued as finders’ fees in connection with private placement	1,228,857	1,229	-	-	-	-	(1,229)	-	-

Common stock issued for services, $2.91 per share	313,460	314	-	-	-	-	911,855	-	912,169

Common stock issued for services, $2.30 per share	60,000	60	-	-	-	-	137,940	-	138,000

Common stock subscribed in connection with private placement, $0.70 per share	-	-	1,428,571	1,000,000	-	-	-	-	1,000,000

Common stock issued as finders’ fees in connection with private placement	142,857	143	-	-	-	-	(143)	-	-

Common stock issued for services, $1.89 per share	75,000	75	-	-	-	-	141,675	-	141,750

Common stock issued for services, $1.86 per share	40,000	40	-	-	-	-	74,360	-	74,400

Common stock issued for services, $1.85 per share	82,500	83	-	-	-	-	152,542	-	152,625

Common stock issued for services, $1.80 per share	19,444	19	-	-	-	-	34,981	-	35,000

Common stock approved to be issued for services, $1.33 per share	-	-	24,009	31,932	-	-	-	-	31,932

Net loss	-	-	-	-	-	-	-	(12,983,304)	(12,983,304)

BALANCE, SEPTEMBER 30, 2011	68,418,271	$68,418	1,452,580	$1,031,932	1,000,000	$1,000	$33,234,206	$(29,269,545)	$5,066,011

 The accompanying notes are an integral part of the interim condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Period Ended September 30, 2011 and 2010

	2011	2010 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES ATTRIBUTABLE TO CONTINUING OPERATIONS:
Net loss from continuing operations	$(10,530,393)	$(5,632,383)
Items not affecting cash attributable to continuing operations:
Depreciation of property, plant and equipment	274,610	222,627
Amortization of intangible assets	27,781	83,116
Impairment charges	354,870	-
Provision for (recovery of) uncollectible accounts	(67,240)	32,370
Decrease in inventory allowance	(71,875)	-
Loss on foreign exchange	(28,967)	-
Deferred taxes	-	(13,506)
Stock issued for services	4,541,393	3,314,609
Working capital changes attributable to continuing operations:
Accounts receivable	237,079	(381,038)
Inventories	(27,039)	140,681
Prepaid expenses	68,644	(93,201)
Accounts payable	381,785	(75,394)
Accrued expenses	(191,461)	(33,585)
Income taxes payable	(5,781)	(6,412)

NET CASH USED IN OPERATING ACTIVITIES ATTRIBUTABLE TO CONTINUING OPERATIONS	(5,036,594)	(2,442,116)

CASH FLOWS FROM INVESTING ACTIVITIES ATTRIBUTABLE TO CONTINUING OPERATIONS
Property, plant and equipment additions	(1,614,973)	(1,797,237)
Increase in deposits	2,693	57,090
Decrease in restricted cash	144,500	-
Decrease in cash held in attorney trust	197,291	2,993,474

NET CASH (USED BY) PROVIDED BY INVESTING ACTIVITIES ATTRIBUTABLE TO CONTINUING OPERATIONS	(1,270,489)	1,253,327

CASH FLOWS FROM FINANCING ACTIVITIES ATTIBUTABLE TO CONTINUING OPERATIONS
Stock issuance proceeds, net	8,381,280	2,909,152
Repayment of long term debt	(7,426)	-
Contribution from shareholder	-	2,104
Repayments of note payable	(75,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES ATTRIBUTABLE TO CONTINUING OPERATIONS	8,298,854	2,911,256

TOTAL CASH PROVIDED BY CONTINUING OPERATIONS	1,991,771	1,722,467

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used in operating activities attributable to discontinued operations	(308,289)	(1,382,042)
Net cash used in investing activities attributable to discontinued operations	-	(94,383)
Net cash used in financing attributable to discontinued operations	-	-

TOTAL CASH USED BY DISCONTINUED OPERATIONS	(308,289)	(1,476,425)

EFFECTS OF CHANGE IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS BALANCES	-	4,543

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,683,482	250,585

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	724,156	26,307

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,407,638	$276,892

Supplemental disclosure of cash flow information (Note 15)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2011 (unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

JBI, Inc. (the Company) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006.  310 had no significant activity from inception through 2009.  In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310, and was subsequently appointed President and CEO.  During 2009, the Company changed its name to JBI, Inc. and began operations of its main business, Plastic2Oil.  Plastic2Oil is a combination of proprietary technologies and processes developed by JBI which convert waste plastics into fuel.  JBI currently operates a 20 MT processor out of its Niagara Falls Facility.

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

The unaudited interim condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q of the Securities and Exchange Commission (the “Commission”).  Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted.  Interim statements are subject to possible adjustment in connection with the annual audit of the Company’s accounts for the year ended December 31, 2011.  In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2011 and the results of operations, cash flows, and changes in stockholders’ equity for the nine and three month periods ended September 30, 2011 and 2010.  Results for the nine and three months ended are not necessarily indicative of results that may be expected for the entire year.  The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto as of and for the year ended December 31, 2010 as included in the Company’s Form 10-K as amended and filed with the Commission on July 18, 2011.

These interim condensed consolidated financial statements have been prepared in accordance with accounting principles which contemplate the continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business.  The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of $29,269,545 at September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue to operate in the normal course of business.  The Company has funded its activities to date almost exclusively from equity financings.

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

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial production goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in operation.

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

Principles of Consolidation

The interim condensed consolidated financial statements include the accounts of JBI, Inc., as well as all wholly owned subsidiaries required to be consolidated under GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Cash Held in Attorney Trust

The cash held in attorney trust represents subscriptions received from the issuance of shares but not released to the Company as at the respective balance sheet date.

Restricted Cash

At December 31, 2010, pursuant to the terms of an employment agreement between the Company and an officer, the Company was required to have $144,500 held in an attorney trust account for the settlement of any future severance payments.  As of September 30, 2011, the officer resigned and the restricted cash was paid out in April 2011.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  Accounts receivable determined to be uncollectible are recognized using the allowance method.  The allowance for uncollectible accounts as at September 30, 2011 and December 31, 2010 was $320,050 and $391,251, respectively.

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

Intangible assets are amortized on a straight-line basis over their estimated useful life of 8 to 10 years. Amortization expense for the nine month periods ended, September 30, 2011 and 2010 was $27,781 and $83,116 (see note 7), respectively. Amortization expense for the three month periods ended, September 30, 2011 and 2010 was $Nil and $28,010, respectively.

Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If events or changes in circumstances indicate that the carrying amount of any of these intangible assets may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds their fair value.  The Company determined that the significant reduction of revenues from the Javaco business warranted a reduction of the carrying value of the associated intangible assets to $Nil and accordingly an impairment charge of $354,870 was recorded for the nine month period ended September 30, 2011 (2010 - $Nil). Impairment charge of $Nil was recorded for the three month period ended September 30, 2011 (2010 - $Nil).

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $18,954 and $56,834 during the nine month periods ended September 30, 2011 and 2010, respectively.  Advertising costs were $8,502 and $825 during the three month periods ended September 30, 2011 and 2010, respectively.

Research and Development

The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. For the nine month periods ended September 30, 2011 and 2010, the Company expensed $896,836 and $Nil, respectively, towards research and development costs.  For the three month periods ended September 30, 2011 and 2010, the Company expensed $390,350 and $Nil, respectively, towards research and development costs.

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

Segmented Reporting

The Company operates in three reportable segments in 2011 (four in 2010). Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 280-10 establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's operating segments include plastic to oil conversion (Plastic2oil), distribution of electronic components (Javaco) and Corporate. The Company previously had another reportable segment, a bulk chemical manufacturer (Pak-it), which was classified as discontinued during the period.

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

The carrying amounts of cash and cash equivalents, cash held in attorney trust, restricted cash, accounts receivable, accounts payable, accrued expenses, note payable, long term debt and short-term loans approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework each of these, except for those noted below, are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.  Cash and cash equivalents, cash held in attorney trust, and restricted cash are each considered Level 1 inputs.

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

Recently Issued Accounting Pronouncements

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics – Technical Corrections to SEC Paragraphs this update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company is assessing the potential effect this guidance will have on its financial statements.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This updates various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company is assessing the potential effect this guidance will have on its financial statements.

In May 2011, the FASB issued ASU No. 2011-4 to clarify the application of some of the existing fair value measurement and disclosure requirements. These changes are effective for interim and annual periods that begin after December 15, 2011. The Company is assessing the potential effect this guidance will have on its financial statements.

In June 2011, the FASB issued an ASU No. 2011-05 relating to the presentation of other comprehensive income (“OCI”). This ASU does not change the items that are reported in OCI, but does remove the option to present the components of OCI within the statement of changes in equity. In addition, this ASU will require OCI presentation on the face of the financial statements. These changes are effective for interim and annual periods that begin after December 15, 2011, and are applied retrospectively to all periods presented. Early adoption is permitted. The Company plans to adopt the ASU beginning January 1, 2012

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited interim condensed consolidated financial statements.

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

This restatement was completed and reported in the 2010 consolidated financial statements and included full details as to the nature and extent of the restatements.  One aspect of the restatement caused the carrying amount of intangible assets as at December 31, 2009 to be increased from $10,014 to $3,091,587.   These intangible assets are subject to amortization and the amortization expense previously reported for the period ended September 30, 2010 was not based upon these restated carrying amounts.  The effect of revising the amortization expense in accordance with these restated carrying amounts is summarized as follows:

Consolidated Statement of Operations for the nine month period ended September 30, 2010:

	Previously Reported on 10Q	Increase / (Decrease)	Effect of Discontinued Operations	Restated

Sales	$10,652,232	$-	$5,069,027	$5,583,205
Cost of sales	9,097,626	-	4,217,540	4,880,086
Gross profit	1,554,606	-	851,487	703,119
Operating expenses	8,741,838	-	2,482,147	6,259,691
Amortization of intangible assets	-	261,609	178,493	83,116
Loss from operations	(7,187,232)	(261,609)	(1,809,153)	(5,639,688)
Other income	54,465	-	60,666	(6,201)
Future income tax recovery	-	(643,149)	(629,643)	(13,506)
Net loss	$(7,132,767)	$381,540	$(1,118,844)	$(5,632,383)

Consolidated Statement of Operations for the three month period ended September 30, 2010:

	Previously Reported on 10Q	Increase / (Decrease)	Effect of Discontinued Operations	Restated
Sales	$3,287,059	$-	$1,794,934	$1,492,125
Cost of sales	2,656,379	-	1,370,530	1,285,849
Gross profit	630,680	-	424,404	206,276
Operating expenses	2,407,416	-	869,430	1,537,986
Amortization of intangible assets	-	88,161	60,151	28,010
Loss from operations	(1,776,736)	(88,161)	(505,177)	(1,359,720)
Other income	11,918	-	19,734	(7,816)
Future income tax provision (recovery)	-	(215,546)	(262,853)	47,397
Net loss	$(1,764,818)	$127,385	$(222,590)	$(1,414,933)

The increase in net loss did not result in a change in the Company’s basic and diluted loss per share reported for the period.

The restatement had no impact on the Company’s net cash flows from operating, investing or financing activities

NOTE 5 – INVENTORIES, NET

Inventories consist of the following:

	September 30, 2011	December 31, 2010

Finished goods	$434,311	$418,065
Obsolescence reserve	(43,125)	(115,000)

Total inventories	$391,186	$303,065

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

September 30, 2011	Cost	Accumulated Amortization	Net Book value

Leasehold improvements	$56,624	$(7,972)	$48,652
Machinery and office equipment	3,137,167	(612,522)	2,524,645
Vehicles	7,370	(7,370)	-
Furniture and fixtures	17,993	(8,716)	9,277
Land	163,915	-	163,915
Office and industrial buildings	737,736	(31,307)	706,429

	$4,120,805	$(667,887)	$3,452,918

December 31, 2010	Cost	Accumulated Amortization	Net Book value

Leasehold improvements	$533,272	$(102,804)	$430,468
Machinery and office equipment	1,621,502	(316,258)	1,305,244
Vehicles	7,370	(7,370)	-
Furniture and fixtures	17,993	(9,005)	8,988
Land	163,915	-	163,915
Office and industrial buildings	341,357	(10,695)	330,662

	$2,685,409	$(446,132)	$2,239,277

Machinery and equipment as at September 30, 2011 includes assets with a cost of $53,257 (2010 - $Nil) that were acquired under a capital lease (Note 10).

Office and industrial buildings as at September 30, 2011 include assets with a cost of $737,736 (2010 - $341,357) that are subject to mortgage obligations (Note 10).

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of customer related, marketing related and technology based intangible assets associated with the acquisition of Javaco in August 2009.  As at September 30, 2011 the Javaco intangible assets had been determined to be impaired and their carrying value was reduced to $Nil.

		Accumulated		Net Book
September 30, 2011	Cost	Amortization	Impairment	Value

Customer - Related	$602,000	$(119,146)	$(482,854)	$-
Marketing - Related	287,000	(59,034)	(227,966)	-
	$889,000	$(178,180)	$(710,820)	$-

		Accumulated		Net Book
December 31, 2010	Cost	Amortization	Impairment	Value

Customer - Related	$602,000	$(101,911)	$(295,307)	$204,782
Marketing - Related	287,000	(48,488)	(60,643)	177,869
	$889,000	$(150,399)	$(355,950)	$382,651

NOTE 8 – SHORT-TERM LOANS AND NOTE PAYABLE

(a) Short-term loans
	September 30, 2011	December 31, 2010
On October 15, 2010, the Company entered into an unsecured short-term loan agreement with a shareholder. The loan, in the amount of $200,000 Canadian dollars, bears interest at an annual rate of 6%. The entire principal of the loan, together with all accrued interest is due and payable on October 15, 2011. The loan was used for working capital purposes.	$190,412	$199,820
On December 1, 2010, the Company entered into a secured short-term loan agreement with shareholder. The loan, in the amount of $100,000 Canadian dollars, was used for working capital purposes and bears interest at an annual rate of 6%. The entire principal of the loan together with all accrued interest is due and payable on December 1, 2011. The loan is secured against the receivables and assets of Pak-it.	95,206	100,781
In December 2010, a member of the Board of Directors entered into an unsecured short-term loan agreement with the Company. The loan, which was repaid in the current period through the issuance of shares, bears no interest and was due on November 22, 2011. The loan was used for working capital purposes.	-	35,000
In November 2010, a member of the Board of Directors entered into an unsecured short-term loan agreement with the Company. The loan bears no interest and is due on November 22, 2011. The loan was used for working capital purposes.	30,000	30,000
	$315,618	$365,601

(b) Note payable
	September 30, 2011	December 31, 2010
Note payable is secured by inventory of Javaco Inc., a subsidiary of the Company, bears interest at an annual rate of 6% and is due on December 31, 2011. As at September 30, 2011, the carrying value of the security was $391,186 and is required to be maintained at a minimum value of $400,000, on average.	$37,500	$112,500

NOTE 9 - INCOME TAXES

	September 30	September 30
	2011	2010
Statutory tax rate:
U.S.	34%	34%
Foreign	27%	31%

Loss before recovery of income taxes:
Continuing operations – U.S.	$5,325,108	$4,310,535
Continuing operations – Foreign	5,189,833	1,223,636
	10,514,940	5,534,171
Discontinued operations – U.S.	2,589,953	1,860,205
	13,104,893	7,394,376
Expected income tax recovery	(4,064,676)	(2,514,088)

Permanent differences	261,458	1,129,735
Tax rate changes and other adjustments	526,585	269,621
Increase in valuation allowance	3,150,411	471,583

Income tax recovery	(126,221)	(643,149)
Income tax recovery from discontinued operations	(126,221)	(582,246)
Income tax recovery from continuing operations	-	(60,903)

The Company’s income tax recovery is allocated as follows:

Current tax expense	$-	$-
Future tax recovery	(126,221)	(643,149)

	$(126,221)	$(643,149)

The Company’s future income tax assets and liabilities as at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Future Income Tax Assets:
Non-capital losses	$5,815,972	$3,187,580
Reserve – Contingency	-	106,250
Property, plant and equipment	107,346	83,347

	5,923,318	3,377,177
Less: Allocated against future income tax liabilities	(111,156)	(715,426)
Less: Valuation allowance	(5,812,162)	(2,661,751)

Total	$-	$-

Future Income Tax Liabilities:
Section 481 (a) adjustments	$(7,613)	$(30,451)
Intangible assets	(103,543)	(811,196)
Less: Reduction due to allocation of applicable future income tax assets	111,156	715,426

Total	$-	$(126,221)

NOTE 10 – LONG TERM DEBT

	September 30, 2011	December 31, 2010
Equipment loan bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, repayable in monthly installments of approximately $1,194	$45,831	$-
Mortgage in the amount of $280,000 Canadian dollars, bears interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity.	266,577	280,561
Mortgage, non-interest bearing, secured by the land and building, and matures on October 4, 2011. Principal is due, in its entirety, at maturity.	216,832	-
	529,240	280,561
Less: current portion equipment loan	11,621	-
Less: current portion mortgage payable	216,832	-
Total current portion of long term debt	228,453	-
Total long term debt	$300,787	$280,561

The following annual payments of principal are required over the next five years in respect of these debts:

Annual Payments
To September 30, 2012	$228,453
To September 30, 2013	12,328
To September 30, 2014	12,818
To September 30, 2015	275,641
To September 30, 2016	-
Total repayments	$529,240

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments

One of the Company’s subsidiaries entered into a consulting service contract with a shareholder. The minimum future payment is equal to fifty percent of the operating income generated from the operations of two of the most profitable devices and 10% from all the other devices in marine industries.

The Company leases facilities and equipment under leases with terms remaining of up to 20 years. The leases include the Javaco, Pak-it and JBI recycling facilities.

All future payments required under various agreements are summarized below:

To September 30, 2012	$205,593
To September 30, 2013	132,826
To September 30, 2014	125,052
To September 30, 2015	106,308
To September 30, 2016	97,514
Thereafter	1,550,186
Total	$2,217,469

The Company entered into a consulting service agreement with a shareholder. The Company is committed to issue the following number of shares in exchange for the consulting service.

On or before November 1, 2011:	75,000 common shares
On or before February 1, 2012:	50,000 common shares

The Board resolution authorizing the share issuance due November 1, 2011 was executed November 21, 2011.

Contingencies

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and as president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  At December 31, 2010 the debt in the amount of $346,386 was written off and an estimated settlement of $26,000 was accrued.  During the period the Company received $75,000 in cash, recorded as a recovery of bad debts, and $10,973 in inventory returns relative to the debt previously written off.

During the 2010 fiscal year, the former owner of one of the Company’s subsidiaries filed a complaint against the Company’s subsidiary alleging wrongful termination of his employment contract and seeking compensatory damages. The Company paid $48,335 during the second quarter of 2011 as full settlement of this claim. The Company had previously accrued and expensed $48,000 in the consolidated financial statements for fiscal 2010 in respect of this matter.

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

At September 30, 2011, the Company is involved in litigation and claims in addition to the abovementioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on the interim condensed consolidated financial statements of the Company.

NOTE 12 – SHAREHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

On March 25, 2011, the Company closed an asset purchase agreement to purchase land and building from an independent party. Under the terms of the aforementioned agreement, the Company was to issue 44,964 shares of common stock, par value $0.001 per share, valued at $26,979 as part of the consideration. During the period, the Company issued the 44,964 shares to the vendor.

In December 2010, the Company consummated a confidential private placement for the issuance and sale of 2,430,000 shares of common stock at a price of $0.50 per share.  The Company received proceeds in the amount of $1,189,000, net of share issue costs of $26,000. The 2,430,000 common shares were issued on January 19, 2011.

On January 19, 2011, the Company issued 223,334 shares of common stock as compensation to various parties. The shares were valued at $145,167 and were charged to operations in prior year.

On January 28, 2011, the Company issued 100,000 shares of common stock to a former employee as severance expense of $82,000. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the interim condensed consolidated statement of operations.

On March 1, 2011, the Company issued 375,000 shares of common stock to two individuals at an expense of $300,000 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the interim condensed consolidated statement of operations.

On March 12, 2011, the Company issued 240,924 shares of common stock to various parties at an expense of $192,739 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the interim condensed consolidated statement of operations.

On April 15, 2011, the Company issued 184,099 shares of common stock to various parties at an expense of $390,290 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the interim condensed consolidated statement of operations.

On May 17, 2011, the Company issued 214,286 shares of common stock valued at $150,000 to an individual for reimbursement for expenses incurred on the Company’s behalf ($50,000) and repayment of temporary cash advances provided to the Company ($100,000). The $50,000 of shares issued have been reported as operating expenses in the interim condensed consolidated statement of operations and $100,000 of shares have been applied against the temporary cash advance provided to the Company.

On May 17, 2011, the Company issued 125,000 shares of common stock valued at $408,750 to an individual for investor relations and other related services to be rendered to the Company. The shares issued have been valued at the closing share price on the respective issue date and was reported as operating expenses in the interim condensed consolidated statement of operations.

In June 2011, the Company consummated a confidential private placement for the issuance and sale of 2,010,484 shares of common stock at a price of $0.70 per share.  The Company received gross proceeds in the amount of $1,407,338, net of share issue costs of $Nil.  The Company also had subscriptions for an additional 407,143 shares for proceeds of $285,000.  The 407,143 common shares were issued September 22, 2011.

On June 12, 2011, the Company issued 210,000 shares of common stock to various parties at an expense of $178,500 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the interim condensed consolidated statement of operations.

On June 15, 2011, the Company issued 205,307 shares of common stock to various parties at an expense of $164,246 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the interim condensed consolidated statement of operations.

On June 22, 2011, the Company issued 49,658 shares of common stock to various parties at an expense of $206,081 as a compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the interim condensed consolidated statement of operations.

On June 23, 2011, the board of directors authorized the issue of 266,971 shares of common stock to certain employees at an expense of $1,049,196 as compensation for services provided. The shares were valued at the closing share price on the respective dates of approval and were reported as operating expenses in the interim condensed consolidated statement of operations.  The 266,971 common shares were issued July 5, 2011.

In June 2011, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 8,157,057 shares of common stock.  The offering was at $0.70 per share and the Company had subscriptions for these shares which amounted to proceeds of $5,709,940. The Company received $5,688,940 of these proceeds.  The balance of $21,000 was not received and resulted in 30,000 shares not being issued.  The 8,127,057 common shares were issued July 8, 2011.

On July 19, 2011, the Company issued 313,460 shares of common stock to various parties at an expense of $912,169 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the interim condensed consolidated statement of operations.

On July 28, 2011, the Company issued 1,228,857 shares of common stock to various parties as a finders’ fee related to the confidential private placements consummated in June 2011.

On August 17, 2011, the Company issued 60,000 shares of common stock to an individual at an expense of $138,000 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the interim condensed consolidated statement of operations.

In August 2011, the Company consummated a confidential private placement for the issuance and sale of 1,428,571 shares of common stock at a price of $0.70 per share.  The Company received gross proceeds in the amount of $1,000,000 and is obligated to issue 142,857 common shares as a finder’s fee related to this placement.  The 142,857 common shares were issued August 23, 2011.

On August 25, 2011, the Company issued 75,000 shares of common stock to various parties at an expense of $141,750 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the statement of operations.

On September 13, 2011, the Company issued 40,000 shares of common stock to various parties at an expense of $74,400 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the interim condensed consolidated statement of operations.

On September 22, 2011, the Company issued 82,500 shares of common stock to various parties at an expense of $152,625 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the interim condensed consolidated statement of operations.

In August 2011 the board of directors authorized the issue of shares of common stock to certain directors as payment of directors’ fees.  The shares are to be issued in two lots with each lot having an aggregate value of $35,000.  The number of shares to be issued in the first lot was determined based upon the closing market price on the approval date of August 1, 2011 and resulted in the issuance of 19,444 common shares on September 30, 2011.  The number of shares to be issued in the second lot will be determined based upon the closing market price on December 31, 2011.  The expense of $35,000 related to the first payment was reported as operating expenses in the interim condensed consolidated statement of operations.  No provision has been made relative to the second lot as they represent payment for future services.

On September 30, 2011, the Company approved the issuance of 24,009 shares of common stock to an individual at an expense of $31,932 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the interim condensed consolidated of operations.

Subsequent to September 30, 2011 the Company issued the 1,428,571shares due in accordance with the private placement transaction from August, issued the 24,009 shares approved for issuance September 30, 2011, and issued an additional 902,323 shares for services at an aggregate value of $1,232,450.  No provision has been made in these interim condensed consolidated financial statements for the 902,323 shares as they relate to services rendered after the end of the period.

NOTE 13 – RELATED PARTY TRANSACTIONS AND BALANCES

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

Nine Months Ended September 30, 2011
	Corporate	Plastic2Oil		Javaco	Total
Sales	$38,225	$221,653		$1,681,928	$1,941,806
Net Loss	$(4,807,655)	$(5,295,058)	(1)	$(427,680)	$(10,530,393)
Total Assets	$4,127,771	$3,076,634	(2)	$614,085	$7,818,490
Accounts Receivable	$11,295	$202,042		$156,148	$369,485
Inventories	$-	$-		$391,186	$391,186

Three Months Ended September 30, 2011
	Corporate	Plastic2Oil	Javaco	Total
Sales	$-	$140,552	$651,443	$791,995
Net Income (Loss)	$(1,914,473)	$(1,461,498)	$34,174	$(3,341,798)

Nine Months Ended September 30, 2010
	Corporate	Plastic2Oil	Javaco	Total
Sales	$46,464	$-	$5,536,741		$5,583,205
Net Income / (Loss)	$(4,396,099)	$(1,223,636)	$(12,648)		$(5,632,383)
Total Assets	$5,909,836	$2,033,070	$4,659,742		$12,602,648
Accounts Receivable	$-	$483,615	$1,486,930	$$$	1,970,545
Inventories	$-	$-	$500,265		$500,265

Three Months Ended September 30, 2010
	Corporate	Plastic2Oil	Javaco	Total
Sales	$9,479	$-	$1,482,646	$1,492,125
Net Loss	$(439,486)	$(894,717)	$(80,730)	$(1,414,933)

(1)	This includes R&D Expense items that have gone into the development of Plastic2Oil.

(2)	These assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility.

Neither the Company nor any of its segments depends on any single customer, small group of customers, or government for more than 10% of sales.

NOTE 15 – SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	September 30, 2011	September 30, 2010
Common shares issued in connection with acquisition of property, plant and equipment	$26,979	$-
Short-term loan settled through share issuance	$35,000	$-
Inventory recovery reducing allowance for doubtful accounts	$10,793
Mortgage and lease obligations arising on acquisition of property, plant and equipment	$270,089	$-

NOTE 16 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During the second quarter of the current fiscal year, management determined that the operations of Pak-it were no longer aligned with the Company’s future strategic focus on conversion of waste plastics to fuel.  Sale criteria for Pak-it were developed and active marketing has been commenced to sell certain assets of Pak-it.  The table below summarizes the assets of Pak-it that are held for sale at September 30, 2011 as compared to the balances at December 31, 2010. The values of these assets reflect previous impairment losses recognized to reduce their respective carrying amounts to fair value.

	September 30,	December 31,
	2011	2010

Inventory, net of reserve	$481,543	$530,533
Property, plant and equipment, net	243,145	266,554
Intangible assets, net	304,539	1,993,205

Net assets held for sale	$1,029,227	$2,790,292

The results of operations from these assets have been reclassified and presented as results of discontinued operations for all periods presented in these interim consolidated financial statements. Our condensed statements of operations from discontinued operations related to Pak-it for the three and nine months ended September 30, 2011 and 2010 were as follows:

Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$308,311	$1,794,934	$2,935,342	$5,069,027
Cost of sales	485,717	1,370,530	2,561,345	4,217,540
Gross profit	(177,406)	424,404	373,997	851,487
Operating expenses	240,618	929,582	1,132,868	2,660,641
Impairment of intangibles	-	-	1,900,000	-
Other income	40,407	19,735	77,407	60,667
Loss before income taxes	(377,617)	(485,443)	(2,581,464)	(1,748,487)
Future income tax recovery	-	(262,853)	(128,553)	(629,643)

Loss from discontinued operations, net of taxes	$(377,617)	$(222,590)	$(2,452,911)	$(1,118,844)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (the “MD&A”) of the results of operations should be read in conjunction with the unaudited consolidated financial statements of the Company as at September 30, 2011, together with the accompanying notes.  This discussion contains forward-looking statements that involve certain risks and uncertainties, and that reflect estimates and assumptions.  See the section entitled “Cautionary Statement Regarding Forward-Looking Information” for more information on forward-looking statements.  Our actual results may differ materially from those indicated in forward-looking statements.  Factors that could cause our actual results to differ materially from our forward-looking statements are described in “Risk Factors” and elsewhere in this report.

Business Overview

JBI is a company with a diverse array of products and services, including three key business operations: (1) Plastic2Oil (“P2O”), an alternative oil and gas company that converts waste plastic into fuel; primarily diesel, #2 fuel oil, and #6 fuel oil; (2) Javaco, a retail/wholesale telecommunications distributor; and (3) Corporate, a data recovery and migration business.

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

The Company remains focused on the development of its P2O business and will be concentrating the Company’s resources on the commercial scaling and operations of its P2O business during the remainder of 2011 and going forward.

Significant Developments and Strategic Actions

Plastic2Oil Business

JBI has developed a commercial processor to convert waste plastics into diesel, #2 fuel oil and #6 fuel oil.

Validation

The following labs have validated our technology: IsleChem, LLC (process), Conestoga-Rovers and Associates (Stack Test), Intertek, Petrolabs, Alberta Resource Council, and Southwest Research Institute (fuel testing). Islechem determined our waste plastic solution to be repeatable and scalable, converting 85-90% of the hydrocarbons into low sulphur fuel, with no evidence of air toxins or toxic residue.

In addition, the Company’s fuel has been tested by customer labs and their 3rd party tests including Coco Paving, Oxy Vinyl, and numerous others. In addition, a rigorous permit process with the New York State Department of Environmental Conservation (NYSDEC) was conducted and operating permits were issued. Chrysler conducted an extensive audit and continues to ship free plastic to our factory. After months of comprehensive due diligence, RockTenn (NYSE:RKT) executed a 10-year exclusive agreement for conversion of their waste plastic into fuel which has been measured at thousands of tons per day. In addition to many other local plastic feedstock sources, General Motors also continues to provide free waste plastic to our P2O facility.

Facilities

In March 2011 the Company completed the acquisition of the facility in Niagara Falls, New York where its 20 metric tonne (“MT”) P2O processor is located.  On October 4, 2011, the Company paid out the outstanding mortgage for the facility.  In addition, on October 27, 2011 the Company was permitted by the city of Niagara Falls to erect a 7200 square foot building on the Niagara Falls, NY property.  The foundation has been poured and a prefabricated building has been purchased.  The Company anticipates construction to be complete at the end of Q4 2011.  The Company plans to move its fabrication unit from the existing facility to the new building shortly after construction is complete. The construction of a secondary location for fabrication was imperative as it will allow the Company to continue manufacturing processors without interrupting operations and fuel production going forward. The Company has worked diligently to obtain all permits necessary to allow the commencement of commercial operations at this facility and all required permits have been obtained.  The expansion of this facility represents an advancement in the Company’s manufacturing capability, and reduces impediments for commercial operations and fuel production while supporting its plan for long term growth.

Permits

On June 17, 2011 the Company obtained an Air State Facility permit and a Solid Waste Management permit from the New York State Department of Environmental Conservation (NYSDEC) to operate three P2O processors at its Niagara Falls, NY facility. In addition, after extensive preparation and numerous site visits by the Canadian Technical Standard and Safety Authority, the Company received its Bulk Fuel Blending License on October 13, 2011.  This permit will enable the Company to dye, blend and ship both industrial and transportation grade fuel from its 250,000 gallon fuel blending facility in Canada.

In accordance with NYSDEC air permit regulations, the P2O processor must undergo a second stack test within 6 months of the initial permit issuance.  This second stack test has been tentatively scheduled for December 2011 and is to be conducted by Conestoga-Rovers and Associates (CRA).  Management does not foresee any problems arising and anticipates lower emissions results in comparison to the first stack test. Due to the addition of the premelt system, the Plastic2Oil processor will be stack tested at a higher feed rate.

Priorities

The Company focused resources in Q3 on finalizing and completing the construction of the premelt system, ordering components for and fabricating processors #2 and #3, and initializing site preparation for the rollout of processors at the first RockTenn site. The premelt system is now complete. In addition to these priorities the Company also continues to develop long term relationships with multiple feedstock sources as well as negotiating and finalizing large fuel supply agreements. The Company expects to finalize fuel supply agreements as soon as anticipated fuel demand from prospective customers can reasonably be met. Management’s highest priority continues to be bringing processor #2 and #3 online so the Company can become cash flow positive.

Patents

Shortly after completing the backend refining of the plastic2oil processor, the company sought protection of its intellectual property for its plastic2oil process by filing for international patent protection. The Company's management is working with its IP council at Osler and anticipates filing more applications in the near future for various aspects of the plastic2oil process. The Company has filed confidential patent applications with the USPTO to protect its intellectual property.

Present Status

The Company continues to strategically build the foundation for its Plastic2Oil business that it expects will create long-term value and a profitable business.  The completion of the premelt was critical to the efficiency of commercial operations and expansion to third party locations.  The Company continues to be successful in securing free sources of feedstock supply for the processing plant, both independently and through its recycling facility that accepts, separates and processes paper, plastics and other materials. The Company has also constructed tank containment in New York, which added 49,000 gallons of on-site fuel storage in addition to the 250,000 gallon fuel blending site in Canada.  This extra storage will support growing operations and fuel transport flexibility in Niagara Falls, NY.

On July 29, 2011, the Company entered into a Revenue Sharing Agreement with RockTenn to convert mill and MRF waste plastic into fuel using JBI’s Plastic2Oil technology.  Prior to executing the Revenue Sharing Agreement and Addendum for the first site, JBI visited numerous RockTenn sites to plan installation priorities. The Company has been meeting regularly with RockTenn representatives in order to prepare for the first installation of processors on their site. The Company met with environmental authorities in the state where the first processors are being placed.  Due to the ultra-low emissions from the Company’s P2O processor, the Company sought a permit exemption.  During September 2011, the Company proposed and submitted an application for exemption and met with several of the State’s environmental engineers. The Company also presented before the environmental committee composed of citizens, environmental engineers, and permit engineers. The Company has retained contractors to install services on site at the first RockTenn location.  The site has an existing pad and small building already in place, which will be used for P2O operations.  In preparation for the construction of the first processors, the Company has hired and trained new operators and fabricators in Niagara for future relocation to this initial RockTenn site.

The Company expects to have the kilns from fabrication shops for processor #2 and #3 in Niagara Falls, NY by the time the final stack test is conducted in December 2011. Catalyst towers, heavy fuel, naptha and natural gas towers for both of these new machines have already been constructed.

Processor Enhancement

Q1: The Company’s CEO designed further enhancements to the P2O processor in early 2011, including two columns supporting 4 catalyst trays.  In addition, he added significant technology to guarantee fuel quality, along with installing an inline fuel additive injection system on both heavy and light fuel condensing systems.  He has also engineered a hot-tap residue removal process.  Quality control includes two columns for control and specificity of fuel fractions, a cyclone (particulate removal in vapor), fuel filters (particulate removal in liquid), and a centrifuge (additional redundant particulate trap), as well as column enhancements to guarantee particulate free fuel.  Fuel additives are injected inline while fuel is being produced to increase their effectiveness.  The new residue removal system works while the processor is running, so the reactor does not have to be cooled down or stopped to remove residue.

Q2: During the second quarter of 2011, the Company built a fully equipped fuel testing laboratory at the Niagara Falls, NY site to facilitate instant certification of fuel products. The P2O processor is capable of producing #6 fuel, #2 fuel, diesel, and light naphtha. The Plastic2Oil processor has been tuned to reduce naphtha production to less than 2% because the market price for naphtha is significantly less compared to #2 or #6 fuel and therefore the Company does not intend to make Naptha contracts a priority. The Company’s management has invested much time, testing, and production efforts towards large companies to execute significant contracts such as RockTenn. During the first quarter of 2011 the processor was primarily used to test feedstock from large sources of free waste plastic in order to pass "Cradle to Grave" audits from feedstock to end user fuel. During the second quarter of 2011 the Company designed and engineered a premelt loader for the Plastic2Oil processor to eliminate handling, shredding, and bagging of waste plastic. During the modularization of the processor, the CEO was able to eliminate the off gas compression system in favor of a simplified low-cost off gas handling rack (4’ x 4’ x 4’) for better control and at 1/5 of the cost. The cost savings through modularization has been used to offset the cost of the premelt loader.

Q3: The Company successfully designed, engineered and fabricated a plastic premelt system.  The premelt system is now capable of accepting mixed, un-shredded plastics in addition to plastics that are comingled with various metals. The premelt system operates from the waste heat of the original P2O reactor system and has the ability to separate the comingled metals from the plastic.  This capability became especially critical for processing RockTenn material such as raggertail, as well as other large bales of compacted plastic. The raggertail was demonstrated to be successfully processed during a visit by RockTenn representatives and will significantly increase process efficiency at RockTenn sites, as well as alleviating a great deal of sorting efforts from many of the Company’s current and future plastic feedstock suppliers. In addition to the completion of the premelt system, the Company further enhanced the New York processor by installing Low Nox (Nitrogen Oxide) burners.  This addition will further reduce emissions and was important when seeking permit exemptions in other States.  This improvement enabled the Company to seek an air permit exemption in another State, eliminating many months of extra work and cost.

Agreements

On June 10, 2011, JBI, Inc. entered into a Supply and Service Agreement with Coco Asphalt Engineering, a division of Coco Paving whereby the Company has agreed to supply Coco on a weekly per demand basis with petroleum distillate at a cost of $109.80 per barrel.  The Company continues to ship tankers of petroleum distillate to Coco Paving in third quarter at $109.80 per barrel.  Coco Paving has stated it is pleased with our Plastic2Oil fuel.

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

Processor Production

The Company has contracted two fabrication shops to manufacture the reactors and towers in racks. The Company has also ordered a prefab building for its P2O factory property for fabricating proprietary and trade secret components for the racks. The racks have been standardized to limit the number of parts and vendors in the supply chain that the Company must depend upon. Transient delays in Q3 were related to supplier companies being bought out, moving, or ceasing operations.  The Plastic2Oil processor system is now 10’ wide by 120’ long. On November 15, 2011, the Company was granted Honeywell Maxon OEM (Original Equipment Manufacturer) status.  This certification will allow the Company to order and receive key processor parts on a priority basis. It is anticipated that this will save the Company significant time and money moving forward.

Expanding Plastic2Oil Factory in Niagara Falls, NY

Due to the inability to negotiate mutually beneficial sales terms, The Company did not purchase the machine shop it set out to acquire in Q2.  Alternatively, the Company is constructing a 7200 square foot building on its existing Niagara Falls, NY property.  This building will house the Company’s fabrication operations.  The new building will allow the Company to fabricate and assemble processors without disrupting processor operations and fuel production.

Free Plastic

The Company receives free waste plastic for our Plastic2Oil processor(s) from Chrysler, General Motors, major food packagers, dairy companies, agricultural plastics, and many other sources. The company is recycling thousands of gas tanks, bales of plastic film and many other free plastics that are usually sent to landfill. The Company does not pay for any plastic. None of the plastic that the Company has received to date at the P2O factory has required sorting. The Company continues to receive large supplies of plastic feedstock at both its Niagara Falls, NY and Thorold, Ontario facilities, and retains a significant backlog of feedstock. The Company anticipates continuous processing of this supply upon completion of the second stack test and assembly of processors #2 and #3.

In August 2011, China implemented regulations that greatly limit waste plastic importing. The regulation strictly limits waste import licenses and the waste plastic product must be used as a raw material in a new product. This regulation was implemented to curb pollution caused by burning waste plastics. As of November 2011, the regulation was tested and enforced in Guangzhou province and it successfully resulted in reducing waste plastic imports by 80%. China warns that strict enforcement of the new regulations will soon be extended to the entire country. The Company expects this regulation to be very beneficial in securing long term feedstock supply.

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

Corporate

In 2009, the Company purchased the Data business from John Bordynuik, Inc., thereby providing the Company with the ability to operate what was once John Bordynuik, Inc.’s data restoration and recovery business, a business originally developed by John Bordynuik in 2006.

The Data Business is not as financially intensive as the other businesses of JBI, but is time consuming with regards to the allocation of the time of John Bordynuik, the President and CEO. However, the Company continues to maintain operations of this business segment and has received several thousand tapes for reading and data preservation.  The Company expects to be generating revenue from the Data Business segment in future periods.

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

The table below summarizes the carrying amounts relating to the assets of Pak-it at September 30, 2011 as compared to the balances at December 31, 2010.

	September 30,	December 31,
	2011	2010

Inventory, net of reserve	$481,543	$530,533
Property, plant and equipment, net	243,145	266,554
Intangible assets, net	304,539	1,993,205

Net assets held for sale	$1,029,227	$2,790,292

The results of operations from these assets have been reclassified and presented as results of discontinued operations for all periods presented in these interim consolidated financial statements. Our condensed statements of income from discontinued operations related to Pak-it for the three and nine months ended September 30, 2011 and 2010 are as follows:

Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$308,311	$1,794,934	$2,935,342	$5,069,027

Cost of sales	485,717	1,370,530	2,561,345	4,217,540
Gross profit	(177,406)	424,404	373,997	851,487
Operating expenses	240,618	929,582	1,132,868	2,660,641
Impairment of intangibles	-	-	1,900,000	-
Other income	40,407	19,735	77,407	60,667
Loss before income taxes	(377,617)	(485,443)	(2,581,464)	(1,748,487)
Future income tax recovery	-	(262,853)	(128,553)	(629,643)

Loss from discontinued operations, net of taxes	$(377,617)	$(222,590)	$(2,452,911)	$(1,118,844)

Results of Continuing Operations

Three and Nine month period ended September 30, 2011 compared to September 30, 2010

Three Months Ended September 30, Nine months Ended September 30.
	2011	2010	2011	2010
Sales	$791,995	$1,492,125	$1,941,806	$5,583,205
Cost of sales	491,857	1,285,849	1,417,436	4,880,086
Gross margin	300,138	206,276	524,370	703,119
Selling, general and administrative expenses	3,125,686	1,438,659	9,468,254	6,037,064
Depreciation of property, plant and equipment	105,007	99,327	274,610	222,627
Amortization of intangible assets	-	28,010	27,781	83,116
Research and development expenses	390,350	-	896,836	-
Impairment loss	-	-	354,870	-
Total Operating Expenses	3,621,043	1,565,996	11,022,351	6,342,807
Loss from operations	(3,320,905)	(1,359,720)	(10,497,981)	(5,639,688)
Other income (net)	(20,893)	7,816	(32,412)	6,201
Loss from continuing operations before income taxes	(3,341,798)	(1,367,536)	(10,530,393	(5,645,889)
Future income tax recovery	-	47,397	-	(13,506)
Loss from discontinued operations, net of income taxes	(377,617	(222,590)	(2,452,911)	(1,118,844)
Net loss	$(3,719,415)	$(1,637,523)	$(12,983,304)	$(6,751,227)

For the nine month period ended September 30, 2011 we have reported revenues in the amount of $1,941,806 and a loss from continuing operations of $10,530,393.  During the comparable period one year earlier our revenues amounted to $5,583,205 with a net loss from continuing operations of $5,632,383, following restatement. The net loss from continuing operations for the nine month period ended September 30, 2010 has been restated to include $83,116 in amortization of intangible assets and a future income tax recovery of $13,506  The amounts previously reported as amortization expense and future income tax recovery for that period were $Nil.  As a result of this restatement the net loss for the nine month period ended September 30, 2010 is $69,610 more than we previously reported.

At December 31, 2010, the Company restated all amounts related to our 2009 acquisitions of the Javaco and Pak-it business segments. These restatements were done to adjust the allocation of the purchase prices paid in accordance with an independent valuation of the assets of the companies acquired.  As a result of these restatements the value associated with intangible assets increased and, by extension, the amortization of those assets for the year ended December 31, 2010 was amended.  The recognition of the intangible assets at the date of acquisition also gave rise to the recognition of a future income tax expense and asset for the 2009 fiscal year and a recovery of a portion of this asset in 2010.  The comparative amounts presented in the September 30, 2011 interim condensed consolidated financial statements have been amended to include the pro-rata share of this adjustment to amortization and the appropriate amount of future income tax recovery.  Full disclosure as to the nature and description of this restatement were included in the Form 10-K report that the Company as amended and filed with the Commission on July 18, 2011.

Revenue Sources

The Company currently derives revenues from three defined and active business segments: (1) Javaco; through the sale and distribution of electronic components; (2) P2O: through revenues derived from the sale of fuel outputs and processing and recycling of waste materials; and (3) Corporate: through data recovery and migration services Revenues for each period are summarized as follows:

	Three Months Ended September 30,		Nine months Ended September 30.
	2011	2010	2011	2010
Javaco	$651,443	$1,482,646	$1,681,928	$5,536,741
P2O/ Other	140,552	-	221,653	-
Corporate	-	9,479	38,225	46,464

	$791,995	$1,492,125	$1,941,806	$5,583,205

For the three months ended September 30, 2011, Javaco revenues declined $831,203 (56%) from the same quarter in the prior year.  For the nine months ended September 30, 2011, Javaco revenues declined $3,854,813 (70%) from the same period in 2010.  These revenue declines reflect:

a)	Loss of significant customer volumes following the Company’s termination of employment of the prior owner of Javaco during the third quarter of 2010;
b)	Realignment of sales activity to eliminate revenues not considered to have adequate profit contributions

For the nine month period ended September 30, 2011, revenues of P20 include fuel sales from the conversion of waste plastic at the Niagara Falls, New York facility of $132,957 and revenue from the sale of processed waste product (primarily paper fibre) of $88,696.  These sales in the three month period then ended amounted to$85,477 for fuel and $55,075 for processed waste product. There were no similar sales during the comparable periods ended September 30, 2010.

Corporate revenues for the nine month period ended September 30, 2011 amounted to $38,225 arising from tape reading, representing a decline of $8,239 in comparison to the nine months ended September 30, 2010.  There were no corporate revenues earned during the three month period ended September 30, 2011 while $9,479 was earned during the similar period in 2010.  Tape reading is currently done when and if time permits as the operating focus remains on P2O operations.

Cost of Sales

Cost of Sales consist primarily of raw materials related to delivery of fuel, dying and blending, scenting of the fuel (to smell green at the request of customers), and processed recycled waste products, the cost of the products  and direct labor associated with the sale of finished goods by Javaco and material input costs associated with Corporate (i.e. Data) services. The Company does not pay for any waste plastic for the Plastic2Oil process. These costs are summarized as follows for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine months Ended September 30.
	2011	2010	2011	2010
Javaco	$468,847	$1,281,407	$1,366,897	$4,848,145
P2O	23,010	-	50,539	-
Corporate	-	4,442	-	31,941

	$491,857	$1,285,849	$1,417,436	$4,880,086

Gross Profit

The gross profit, by business segment, is as follows:

	Three Months Ended September 30,		Nine months Ended September 30.
	2011	2010	2011	2010
Javaco	$182,596	$201,239	$315,031	$688,596
P2O	117,542	-	171,114	-
Corporate	-	5,037	38,225	14,523

	$300,138	$206,276	$524,370	$703,119

For the three months ended September 30, 2011 Javaco gross margin performance was 28.0% compared to 13.6% for the prior year.  The prior year’s quarter margin was reduced by a high mix of low margin international sales while the current period margin reflects a reduction in the inventory allowance recorded as a result of the sale of certain items previously allowed for.  For the nine months ended September 30, 2011, Javaco gross margin performance was approximately 18.7% compared to approximately 12.4% in the prior year.  While the improved gross margin percentage in comparison to the prior year is encouraging significant revenue growth at Javaco is still required in order to generate satisfactory operating results.

For the three and nine month period ending September 30, 2011, P2O gross margin performance was approximately 83.6% and 77.2% respectively (2010: N/A).  The Company continues to refine and enhance the capacity and capabilities of the fuel processing plant at the Niagara Falls, NY Plastic2Oil facility and is in process of assembling additional processing plants which will further increase capacity. In addition, following the end of the quarter, the Company became able to dye its own fuel thereby eliminating the need to blend or have 3rd parties perform this service.  These changes, in combination with a declining number of test runs required for base-lining emission and other fuel standards tests are expected to result in continuous performance and enhanced throughput.

The limited work conducted by the Data segment in 2011 has been very specialized.  The only items consumed during this process were Data supplies previously written down due to the decline in this revenue stream and accordingly the gross margin is equivalent to revenues.  During the three and nine month periods ended September 30, 2010 the Company realized margins of 53.1% and 31.3% respectively with the three month figure reflecting the impact of the aforementioned write-down.  Although demand remains for these services, the operation of the Data segment in future periods is expected to be both limited and inconsistent as the Company’s resources remain focused on the growth of the P2O business segment.

Operating Expenses from Continuing Operations

Operating expenses amounted to $11,022,351 for the nine month period ended September 30, 2011 compared to $6,342,807 for the same period in the prior year.  These expenses are comprised of the following elements:

	Three Months Ended September 30,		Nine months Ended September 30.
	2011	2010	2011	2010
Selling, general & administrative expenses	$3,125,686	$1,438,659	$9,468,254	$6,037,064
Depreciation of property, plant and equipment	105,007	99,327	274,610	222,627
Amortization of intangible assets	-	28,010	27,781	83,116
Research and development expenses	390,350	-	896,836	-
Impairment loss	-	-	354,870	-

	$3,621,043	$1,565,996	$11,022,351	$6,342,807

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related costs, legal costs, accounting costs and other professional, regulatory and administrative costs.  The total SG&A expenses incurred during the three and nine month periods ended September 30, 2011 were $3,125,686 and $9,468,254 respectively. The costs for the quarter are $1,687,027greater, and the nine-month figure is $3,431,190 more, than was incurred during the corresponding periods ended September 30, 2010.  The largest single element of SG&A in each period is compensation costs that were paid through the issuance of the Company’s shares.  The total at September 30, 2011 was $4,541,393 including $1,620,875 which arose in the third quarter.  During the nine month period ended September 30, 2010 these compensation costs were $3,314,609 with only $301,589 having been incurred in the final three months.  It is anticipated that the company will continue to utilize its shares as a means of compensating parties for services rendered.  Professional fees, which include legal, audit and consulting fees related to accounting, legal and financial advisory services are the second most significant element of SG&A and they continue to rise as a result of additional audit and legal services required in connection with the Company’s statutory financial reporting and current legal proceedings.  (See Part II – Item 1 “Legal Proceedings “).

Depreciation and amortization costs are determined on a consistent basis for each of the periods with no revision to any estimated useful lives of the property, plant and equipment or the intangible assets to which these charges relate.  The depreciation charges recognized in the three and nine month periods ended September 30, 2011 exceed the amounts for the corresponding periods of the prior year as a consequence of increased investment in property, plant and equipment.

Research and development expenses of $391,350 and $896,836 for the three and nine month periods ended September 30, 2011 relate primarily to the continuing development and refinement of the P2O process.  Although the Company is embarking upon commercial operation of this business segment, enhancements to the process will continue to be investigated as opportunities arise.

During the first quarter of 2011, an assessment was done of the carrying value of the intangible assets of the Javaco business and it was determined that they had become impaired.  This assessment was prompted by a reduction in revenues that exceeded the estimates made when a similar valuation was completed at December 31, 2010.  The impairment of $354,870 that was recognized reduces the carrying value of these intangible assets to $Nil at September 30, 2011

Stock-Based Compensation

The Company periodically issues shares of common stock for services rendered or in settlement of other amounts. Such shares are valued based on the market price on the transaction date.

The Company intends to adopt a formal plan which addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. No such plan had been adopted as of November 21, 2011.

Liquidity and Capital Resources

As of September 30, 2011 the Company had cash and cash equivalents of $2,407,638 on hand.  The Company does not currently have a formal cash management policy in place but continues to investigate the potential for implementing one to manage future cash flow.

The Company’s increase in cash from continuing operations in relation to the preceding fiscal year end for the comparative nine month periods ended September 30 can be summarized as follows:

	2011	2010
Net loss from continuing operations	$(10,530,393)	$(5,632,383)
Items not affecting cash	5,030,572	3,639,216
Working capital changes	463,227	(448,949)
Investing activities	(1,270,489)	1,253,327
Financing activities	8,298,854	2,911,256
Increase in cash from continuing operations	$1,991,771	$1,722,467

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

Investing activities for the current period include the Company’s investment in property, plant and equipment for its P2O business amounting to $1,910,950, of which $1,614,973 was funded in cash. The Company expects to continue to make significant investment in property, plant and equipment in future periods.

Financing activities represent the cash received upon the issuance of common shares during the period. We expect to rely upon funds raised from private placements, as well as future equity and debt offerings to implement our growth plan and meet our liquidity needs in future.

As at September 30, 2011, the Company reported net working capital of $1,913,880, of which $1,029,227 pertains to Pak-it assets held for sale. By comparison, at December 31, 2010 the Company had net working capital of $2,815,541, of which $2,970,292 pertained to Pak-it assets held for sale.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  Accounts receivable determined to be uncollectible are recognized using the allowance method.  The allowance for uncollectible accounts as at September 30, 2011 and December 31, 2010 was $320,050 and $391,251, respectively.

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

Intangible assets are amortized on a straight-line basis over their estimated useful life of 8 to 10 years. Amortization expense for the nine month periods ended, September 30, 2011 and 2010 was $27,781 and $83,116, respectively. Amortization expense for the three month periods ended, September 30, 2011 and 2010 was $Nil and $28,010, respectively.

Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If events or changes in circumstances indicate that the carrying amount of any of these intangible assets may not be recoverable, an impairment charge will be recognized for the amount by which the carrying amount of these assets exceeds their fair value.  The Company determined that the significant reduction of revenues from the Javaco business warranted a reduction of the carrying value of the associated intangible assets to $Nil and accordingly an impairment charge of $354,870 was recorded for the nine month period ended September 30, 2011 (2010 - $Nil). Impairment charge of $Nil was recorded for the three month period ended September 30, 2011 (2010 - $Nil).

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

The carrying amounts of cash and cash equivalents, cash held in attorney trust, restricted cash, accounts receivable, accounts payable, accrued expenses, notes payable, mortgage payable and short-term loans approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these, except for cash and cash equivalents, are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. Cash and cash equivalents are considered Level 1 inputs.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, (as defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the period ended September 30, 2011. Based on this evaluation, our Principal Executive Officer  and Principal Financial Officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure..

We have taken numerous steps to address the underlying causes of the internal control deficiencies, primarily through the development and implementation of policies, improved processes and documented procedures, the retention of third-party experts and contractors, and the hiring of additional accounting personnel with technical accounting and inventory accounting experience.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

During the 2010 fiscal year, the Company’s former consultants and an executive officer claimed money owed to them for consulting work performed in fiscal 2010. The Company entered into a settlement agreement on February 28, 2011 to pay the consultants and the former executive officer the sum of $312,500. The Company paid $200,000 immediately in cash and issued a note payable for the remaining settlement amount of $112,500.  The amount remaining under this note was further reduced to $37,500 as at September 30, 2011.

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and as president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  At December 31, 2010 the debt in the amount of $346,386 was written off and an estimated settlement of $26,000 was accrued.  During the period the Company received $75,000 in cash and $10,973 in inventory returns relative to the debt previously written off.

During the 2010 fiscal year, the former owner of one of the Company’s subsidiaries filed a complaint against the Company’s subsidiary alleging wrongful termination of his employment contract and seeking compensatory damages.  The Company paid $48,335 during the second quarter of 2011 as full settlement of this claim.  The Company had previously accrued and expensed $48,000 in the consolidated financial statements for fiscal 2010 in respect of this matter.

In September 2010, an investor filed a lawsuit against the Company for failure to timely remove restrictive legends from his shares in the Company. The outcome of this claim is not determinable at the time of issue of the interim condensed consolidated financial statements and the costs, if any, will be charged to income in the period(s) in which they are reasonably determinable. This investor has filed other prior lawsuits against the Company however they were dismissed.

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

At September 30, 2011, the Company is involved in litigation and claims in addition to the abovementioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on the financial statements of the Company.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2011, the Company issued 313,460 shares of common stock to various parties at an expense of $912,169 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the statement of operations.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

On July 28, 2011, the Company issued 1,228,857 shares of common stock to various parties as a finders’ fee related to the confidential private placements consummated in June 2011.

The offering and issuance of shares to the investors was an unregistered sale of securities conducted pursuant to Rule 506 of Regulation D or Regulation S promulgated thereunder. Such securities were not registered under the Securities Act of 1933.

On August 17, 2011, the Company issued 60,000 shares of common stock to an individual at an expense of $138,000 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the statement of operations.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

In August 2011, the Company consummated a confidential private placement for the issuance and sale of 1,428,571 shares of common stock at a price of $0.70 per share.  The Company received gross proceeds in the amount of $1,000,000 and is obligated to issue 142,857 common shares as a finder’s fee related to this placement.  The 142,857 common shares were issued August 23, 2011.

The offering and issuance of shares to the investors was an unregistered sale of securities conducted pursuant to Rule 506 of Regulation D or Regulation S promulgated thereunder. Such securities were not registered under the Securities Act of 1933.

On August 25, 2011, the Company issued 75,000 shares of common stock to various parties at an expense of $141,750 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the statement of operations.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

On September 13, 2011, the Company issued 40,000 shares of common stock to various parties at an expense of $74,400 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the statement of operations.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

On September 22, 2011, the Company issued 82,500 shares of common stock to various parties at an expense of $152,625 as compensation for services provided. The shares issued have been valued at the closing share price on the respective issue date and were reported as operating expenses in the statement of operations.

 Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

In August 2011 the board of directors authorized the issue of shares of common stock to certain directors as payment of directors’ fees.  The shares are to be issued in two lots with each lot having an aggregate value of $35,000.  The number of shares to be issued in the first lot was determined based upon the closing market price on the approval date of August 1, 2011 and resulted in the issuance of 19,444 common shares on September 30, 2011.  The number of shares to be issued in the second lot will be determined based upon the closing market price on December 31, 2011.  The expense of $35,000 related to the first payment was reported as operating expenses in the statement of operations.  No provision has been made relative to the second lot as they represent payment for future services.

Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under the safe harbor provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

(a)     Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

In accordance with SEC release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBI, INC.
Date: November 21, 2011	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)