Form 10-K
period 2011-12-31
JBI, INC.
filed 2012-03-19
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________ to _____________

Commission file number: 000-52444

JBI, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4924000
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1783 Allanport Road Thorold, Ontario L0S 1K0 Canada
 (Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number:  (905) 384-4383

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐      No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $142 million as of June 30, 2011 based upon the closing price of $2.90 per share on June 30, 2011.

As of March 14, 2012, there were 73,049,709 shares of the Registrant’s $0.001 par value common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (“2012 Proxy Statement”), which the registrant plans to file with the Securities and Exchange Commission within 120 days after December 31, 2011 are incorporated by reference in Part III of this Form 10-K to the extent described herein.

JBI, INC.
Table of Contents

PART III		65

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	65

ITEM 11.	EXECUTIVE COMPENSATION	65

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	65

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	65

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	65

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	66

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K (“Report”) contains “forward looking information” within the meaning of applicable securities laws.  Such statements include, but are not limited to, statements with respect to the Company’s beliefs, plans, strategies, objectives, goals and expectations, including expectations about the future financial or operating performance of the Company and its projects, capital expenditures, capital needs, government regulation of the industry, environmental risks, limitations of insurance coverage, and the timing and possible outcome of regulatory matters, including the granting of patents and permits.  Words such as “expect”, “anticipate”, “intend”, “attempt”, “may”, “will”, “plan”, “believe”, “seek”, “estimate”, and variations of such words and similar expressions are intended to identify such forward looking information. These statements are not guarantees of future performance and involve assumptions, risks and uncertainties that are difficult to predict.

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking information include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of the Company to control commodity prices; risks associated with the regulatory environment within which the Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking information are discussed in more detail in the section entitled “Risk Factors” in this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in this Report.

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

Unless otherwise noted, references in this annual report to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

GLOSSARY OF TECHNICAL TERMS

In this filing, the technical terms, phrases, and abbreviations set forth below have the following meanings:

 “BTU” means British Thermal Unit, a measure of heat energy;

“cP” means Centipoise, a measure of viscosity, equal to 1/100 of a poise;

“Cetane” means a measurement of the combustion quality of diesel fuel during compression ignition;

“Chromatogram” means the visual output from a chromatograph, usually displayed as a graph or histogram;

“Chromatograph(y)” means a set of laboratory techniques for separating mixtures for further use;

“Distillate” means a product derived from petroleum-based hydrocarbons

“Fuel Oil” means various ranges of Number 1 to 6 fuels distilled from crude oil, or in JBI’s case, distilled from plastic;

“Hydrocarbon” means an organic compound consisting entirely of hydrogen and carbon;

“MACT” means Maximum Achievable Control Technology, which are various degrees of emissions reductions that the EPA determines to be achievable;

“MBD” means million barrels per day;

“MT” means metric tons;

“NAICS” means North American Industry Classification System, a system used by business and government to clarify business establishments according to type of economic activity;

“Naphtha” means a flammable liquid mixture of hydrocarbons covering the lightest and most volatile fraction of the liquid hydrocarbons in petroleum with a boiling range of 60 to 200 degrees Celsius;

“NESHAP” means the National Emissions Standards for Hazardous Pollutants which are emissions standards set by the EPA for an air pollutant that may cause an increase in fatalities or in serious irreversible and incapacitating illnesses; and

“PPB” means parts per billion;

“PPM” means parts per million;

“Raggertail” means a waste by-product produced at paper facilities that consists of shredded plastic trimmings, metal wire, paper fiber and staples, traditionally disposed of at landfills;

 “TCLP” means Toxicity Characteristic Leaching Procedure, a laboratory procedure designed to determine whether a solid waste is a hazardous waste based on the concentrations of certain levels of toxic chemicals leaching from the waste; and

“Tipping Fees” means the charge levied on a given quantity of waste received at a landfill, recycling center or waste transfer facility.

PART I

ITEM 1.	BUSINESS

Overview

We produce three types of fuel products from mixed, unwashed waste plastics for distribution to fuel wholesalers, retailers and end-users.  We continue to execute on our business strategy with the goal of becoming the leading vertically-integrated, North American fuel Company that transforms plastic waste into ultra-clean, ultra-low sulphur fuel.

Currently, we provide environmentally-friendly solutions through our products and technologies.  Our primary product offering is our Plastic2Oil®, or P2O®, solution, which is our proprietary process that converts waste plastic into fuel through a series of chemical reactions.  We collect mixed, non-recyclable plastics from commercial and industrial enterprises that generate large amounts of plastic waste. Generally, this waste plastic otherwise is sent to landfills and its disposal can be quite costly.  We use this waste plastic as feedstock to produce three grades of fuel for various uses by our customers.  We own and operate all processors and have the capability to produce and store the fuels either at our facilities or at the facilities of third party industrial partners who provide us with waste plastics.  In addition to our industrial partners, we sell the fuels we produce to customers through three distribution channels; fuel wholesalers, fuel retailers and directly to commercial and industrial end-users.  Our current technology allows us to produce approximately one gallon of liquid fuel from approximately ten pounds of waste plastic.  At March 13, 2012, we had two fully-permitted and operational P2O processors at our Niagara Falls, NY facility.

For financial reporting purposes, we operate in three business segments, (i) fuel production using our P2O solution, (ii) electronic and video equipment distribution, which is conducted by our Javaco Inc. subsidiary (“Javaco”), and (iii) data storage and recovery (“Data Business”).  Previously, we operated a chemical processing and cleaning business, known as Pak-It.  As of December 31, 2011, substantially all of the assets of Pak-It were held for sale, and in February 2012, we sold the chemical processing business that we operated under Pak-It, whose operations have been classified as discontinued in the current year.

Our P2O business has been operating in a limited commercial capacity since December 2010 and we anticipate that this line of business will account for a majority of our revenues in 2012 and periods thereafter.   Historically, however, our revenues have been derived primarily from our other lines of business and products.  In the year ended December 31, 2011, we had total sales of $2.6 million, of which approximately $2.3 million were derived from Javaco and approximately $0.3 million were derived from our P2O business.  Sales from Pak-It have been reclassified as discontinued operations in all period presented in the financial statements.  In the year ended December 31, 2010, we had total sales of $6.2 million of which approximately all were derived from Javaco. We had no sales derived from our P2O or Data Businesses during this period.

We conduct our P2O operations at our facilities located in Niagara Falls, New York and Thorold, Ontario, Canada. Our corporate address is 1783 Allanport Road, Thorold, Ontario, Canada, L0S 1K0.

Organizational History

We were incorporated on April 20, 2006 under the laws of the State of Nevada under the name 310 Holdings Inc. (“310”). On April 24, 2009, John Bordynuik, purchased 63% of the issued and outstanding shares of 310 and became our chairman and chief executive officer and we commenced the development of the P2O business.  On June 25, 2009, we purchased certain assets from John Bordynuik, Inc., a corporation founded by Mr. Bordynuik. The assets acquired included tape drives, computer hardware, servers and a mobile data recovery container to read and transfer data from magnetic tapes. All of the assets purchased are used in our Data Business.  On August 24, 2009, we acquired all of the outstanding shares of Javaco, Inc., a wholly owned subsidiary of Domark International, Inc. On September 30, 2009, we acquired 100% of the issued and outstanding equity interests of Pak-It, LLC.  We formed JBI (Canada) Inc. on February 9, 2010 for purposes of distributing Pak-It products in Canada.  From inception until August 2009, we were a shell company within the meaning of the rules of the Securities and Exchange Commission.  On October 5, 2009, we changed our corporate name to JBI, Inc.  On February 10, 2012, we sold substantially all the assets of  Pak-It. Our common stock is quoted on the OTCQB Market under the symbol “JBII”.

 Organizational Chart

The following chart outlines our corporate structure, as of March 13, 2012 and identifies the jurisdiction of organization of each of our material subsidiaries. Each material subsidiary is wholly-owned by the company.

JBI, Inc.	-	Parent company with corporate office in Thorold, Ontario; Operates our data management business

Plastic2Oil of NY #1, LLC	-	Operates our P2O business in Niagara Falls, NY
Javaco, Inc.	-	Retail / wholesale telecommunications equipment distributor.

JBI (Canada) Inc.	-	Conducts our P2O operations in Canada, including our regional recycling center and our fuel blending site.

Our Primary Product - Plastic2Oil®

P2O Overview

Our P2O solution is a proprietary process that converts waste plastic into fuel through a series of chemical reactions.  We developed this process in 2009 and began limited commercial production in 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility.  Currently, we have two operational P2O processors, which produce naphtha, Fuel Oil No 2 and Fuel Oil No 6, which are fuels produced to the specifications published by ASTM International, the organization that establishes the international technical standards for fuel products.  Our process also produces two by-products, an off-gas similar to natural gas and a petcoke carbon residue, both of which have a potential market value.  We currently have contracts to sell our fuel product through three distribution channels comprised of fuel wholesalers, fuel retailers and directly to commercial and industrial end-users. We also have a revenue sharing contract with an industrial partner who will supply us with waste plastics. We primarily use our off-gas product in our processing operations to fuel the furnace in our P2O process.

Our P2O process accepts mixed, unwashed waste plastics and metals. Although many sources of plastic waste are available, our feedstock sources primarily include post-commercial and industrial waste plastic.  Generally, this waste stream is costly for companies to dispose of, which makes it readily available in large quantities and free for us to acquire.  In addition, our process can accept co-mingled plastics and metals, which are typical of industrial waste streams and are difficult to dispose of. We believe our P2O process offers a cost-effective solution for businesses that currently have to pay to dispose of this type of waste.

Currently, several plastic-to-oil processes are operational globally. These facilities employ a wide range of technologies and yield varying purities of fuel output. We believe that our process has many advantages over other commercially available processes in that our P2O solution requires a relatively small capital investment and yields high-quality, ultra-low sulphur fuel, with no need for further refinement. Additionally, our process uses comparatively little energy and physical space, which, in our view, makes it better suited for high-volume production and expansion to multiple sites.

P2O Process and Operations

There are various attempted processes in existence for converting plastic and other hydrocarbon materials into products for use in the production of fuels, chemicals and recycled items. These processes include: pyrolysis (conversion using dry materials at high pressure and temperature in the absence of oxygen), catalytic conversion (conversion using a catalyst for stimulating a chemical reaction), depolymerization (conversion using superheated water and high pressure and temperature) and gasification (conversion at high temperature using oxygen or steam). Our patent pending P2O conversion process involves the cracking of plastic hydrocarbon chains at ambient pressure and low temperature using a reusable catalyst.

Our core business is converting waste plastics into end-user, ultra-clean, ultra-low sulfur, ASTM D396 fuels. We have developed our Plastic2Oil processor to be continuously running, energy efficient, and environmentally friendly. The fuels produced can be used directly by our customers without further refining or processing. Over a three year period, we successfully scaled a one gallon processor to two, 4000lbs/hr processors. Milestones include:

•	Manufacturing and operating multiple processors
•	From inception, the processors were designed with safety and green emissions as top priorities. There have been zero time loss accidents to date.
•	Modularizing and standardizing our processors
•	Continuously feeding waste plastic 24 hours a day
•	Approximately 86% liquid fuel conversion
•	Approximately 8% of waste plastic is converted to gas and is used to fuel the process
•	Operating at atmospheric pressure, not susceptible to pinhole leaks and other problems with pressure and vacuum-based systems
•	No need for costly plant-wide fire suppression systems due to design, scale, and safety of system. Fire departments require only portable fire extinguishers and a fire hydrant on site.
•	No requirement for incinerators, thermal oxidizers or scrubbers and no stack monitoring is necessary
•	Two stack tests conducted by Conestoga-Rovers & Associates (“CRA”), prove emissions are extremely low
•	Process validation by IsleChem, LLC, a highly credible third-party independent lab
•	Permitting to operate three processors commercially in New York by the NYSDEC
•
Permitting exemption from the state of the first Rock-Tenn site, due to ultra-low emissions testing and validation of fuel product by Southwest Research, InterTek, Petrolabs, and Alberta Research Council

•	Continuous and ongoing fuel orders by our customers.
•	Enter into a ten-year agreement with Rock-Tenn to install and operate Plastic2Oil processors at Rock-Tenn locations

Processor Input

Waste Plastics:  Unwashed, unsorted, unrecyclable waste plastics are fed into the Plastic2Oil processors. The plastics include, but are not limited to, a mix of: food packaging with food residue, gas tanks, shampoo bottles, car parts, agricultural plastics, pallets, buckets, paper mill plastic waste, raggertail, plastic packaging, bags, and numerous other waste items. Free waste plastic feedstock is widely available. According to the “Just the Facts” section of the US EPA website (“http://www.epa.gov/osw/conserve/materials/plastics.htm”), approximately 31 million tons of waste plastic in the year 2010 were generated in the United States. The EPA further reports that 92% of all waste plastic is not recycled.

Processor Output

Fuel Produced:  The Plastic2Oil processors produce end-user ready ASTM D396 ultra low sulfur fuels. Fuels hot-tapped directly from our processors meet or exceed industry and end-user specifications. The fuels can be used by our customers without further refining or additives.

Off-gas:  Approximately 8% of waste plastics fed into the Plastic2Oil processors are converted to hydrogen, methane, ethane, butane and propane gas (“off-gas”). The processors use their own off-gas as fuel. By our processors consuming 8% of the waste plastic to fuel their use, external utilities required (water cooling, electricity) are negligible.

Residue: The petroleum coke or carbon black (“petcoke”) is removed from the processor periodically. Approximately 2-4% of the process output is petcoke, which is a sellable byproduct of the conversion. Metals are also removed during residue removal and are valuable to local metal recyclers.

Approximately 2,000 lbs. of unrecyclable, unwashed waste plastic is loaded hourly into a hopper. The plastic is fed into the processor by a continuous conveyor belt between the hopper and premelt. The plastic is then fed into the P2O processor chamber where it is heated by burning off-gas produced from the conversion process. In the reactor, plastic hydrocarbons are cracked into various shorter hydrocarbon chains and exit in a gaseous state. Any residue, metals, or non-usable substances remain in the premelt chamber and are removed periodically. Through our proprietary process, only ASTM D396 Fuel Oil No 6, Fuel Oil No 2, and light naphtha are condensed from the reactor. The fuel output is then transferred to storage tanks automatically by the system. Our automated systems control the conveyor feed rate, system temperatures, off-gas systems and the pumping out of newly created fuel to storage tanks. The plastic to liquid fuel conversion is approximately 86% by weight. Therefore, 20 tons of plastic would be processed into approximately 4,400 gallons of fuel. The company currently has two manufactured and installed commercial size Plastic2Oil processors.

Our P2O processor has evolved significantly since inception. It currently takes up approximately 1,200 square feet of space, and is less than 20 feet high at its highest point. General operations involve monitoring the control room screens and cameras to track the machine’s operating parameters, as well as loading plastic onto the machine’s in-feed system. In its current configuration the Plastic2Oil processor system is approximately 10’ wide by 120’ long, including the in-feed system.

As of June 17, 2011, the Niagara Falls Facility is permitted by the NYSDEC for commercial operation of three processors. We have since modified the in-feed process by engineering and installing a pre-melt system that came online in the fourth quarter of 2011. The addition of the premelt enables the processor to convert 4,000 lbs/hr. We anticipate an amendment to our 360 Solid Waste Permits to operate processors at 4,000 lbs/hr.

During the first quarter of 2011, we designed further enhancements to our first P2O processor, including two columns supporting four catalyst trays, and significant technology to guarantee fuel quality. We also installed inline fuel additive injection systems. Quality control includes two columns for control and specificity of fuel fractions, a cyclone (particulate removal in vapour), fuel filters (particulate removal in liquid), a centrifuge (additional redundant particulate trap), as well as column enhancements to guarantee particulate free fuel.  Fuel additives are injected inline while fuel is being produced to increase their effectiveness. An engineered residue removal system works while the processor is running, so the reactor does not have to be cooled down or stopped to remove residue.

Also during the first quarter of 2011, the processor was primarily used to test feedstock from large suppliers of waste plastic in order to pass “Cradle to Grave” audits that track the disposal of waste from its source to end point. Chrysler and General Motors have performed extensive due diligence as well as audits that have qualified us to accept their waste plastic.

During the second quarter of 2011, the Company built a fully equipped fuel-testing laboratory at the Niagara Falls Facility to facilitate certification of fuel products. The P2O processor was tuned to produce primarily Fuel Oil No. 2 and Fuel Oil No. 6, with reduced amounts of light naphtha. During the second quarter, we also designed and engineered a premelt loader for the processor to reduce handling, shredding, and bagging of waste plastic.

During the third and fourth quarters of 2011, we successfully completed the fabrication, installation and testing of the plastic pre-melt system.  The pre-melt system is now capable of accepting mixed, un-shredded plastics in addition to plastics that are comingled with various metals. The pre-melt system operates from the waste heat of the original P2O reactor system and has the ability to separate the co-mingled metals from the plastic.  This capability became especially critical for processing Rock-Tenn material such as raggertail. The raggertail was demonstrated to be successfully processed during a visit by Rock-Tenn representatives. In addition to the completion of the pre-melt system, we further enhanced our P2O processor in  Niagara Falls  by installing “low nox” (nitrogen oxide) burners. This addition resulted in a significant reduction of already low emissions and was important when seeking permit exemptions in other U.S. states. This improvement enables us to seek and obtain an air permit exemption at the location of the first Rock-Tenn site. In December 2011, CRA successfully stack tested the first processor at a feed rate of 4000 lbs/hr.  The Company subsequently received an air permit amendment from the NYSDEC to operate the processors at 4,000 lbs/hr. During Q2, Q3 and Q4 the company contracted fabrication shops to manufacture parts for the second and third processors.

In Q4, we underwent significant changes to our facilities and processing equipment in both Canada and the United States.  These long-term focused changes had a direct effect on our quarter-to-quarter increased costs of goods sold. A large amount of cost of goods sold was attributable to testing and new personnel  charged to expense.

As of March 13, 2012, we have two fully-permitted and operational P2O processors at our Niagara Falls facility. On March 16, 2012 the NYSDEC conducted a thorough solid waste site inspection as well as reviewing waste plastics being fed into our processors. A report was issued on the same day indicating that the Niagara Falls site was in full compliance with NYSDEC Solid Waste 360 Permit Requirements.

Processor 2 – Modular and Standardized:  The second processor was fully assembled from rack modules in approximately 8 weeks. The second processor was debugged within two weeks of assembly. Remarkably, only two components required replacement during debugging, due to the fact that these components were deemed non-functional upon arrival. The second processor has been converting plastic at 2000 lbs/hr and producing fuel since it was initially debugged. The processor does not require further modifications and therefore our focus going forward is to maximize fuel sales and build more processors.

Uptime:  Uptime is the amount of time that a Plastic2Oil processor is fed plastic continuously and is producing fuel. Based on the operational data of the second processor, we anticipate uptime of the second processor and additional processors to be about 75%.

Operation:  Plastic2Oil processors operate as follows:
•	The processor is heated up over an 8-hour period.
•	Plastic is fed continuously, 24 hours a day until maintenance is required.
•	If the processor must be shut down for maintenance, safety checks, or unforeseen circumstances it is then cooled down over a 16-hour period.

Maintenance Schedule:  The processors require minimal maintenance as there are few moving parts.
•	Daily: Processor is examined while operating and processing plastic. Parts are lubricated as needed.
•
Weekly: Residue is removed from the processor when the system is full. The residue is removed from the processor into barrels through the infeed system. It is not necessary to cool the system in order to perform residue removal; however plastic cannot be fed during this approximate 6-hour period.

•
Monthly: The processor is cooled down for a monthly safety inspection. This inspection takes approximately 36 hours. Any scheduled maintenance or planned upgrades to the processor can be performed during this time.

As at  March 16, 2012, we have not found any issues with the continuous operation of our second processor. We anticipate that our modular Plastic2Oil processor capital outlay will be in the range of approximately $800,000.   We have applied for International Patent Protection for our Plastic2Oil process in its entirety. Our catalyst and knowhow are being safeguarded as trade secrets, as a measure to ensure their confidentiality.

Feedstock

Our P2O process primarily uses post-commercial and industrial waste plastic that might otherwise be sent to a landfill by the commercial and industrial producers of such waste plastic.  This can be costly due to the large volume of plastic waste that is generated by these businesses. As such, our business model is premised on our ability to accept waste plastics from such sources at no cost.  We believe that our ability to accept unwashed, mixed waste plastics and metals is a significant advantage of our P2O process compared to similar operations in our industry.

We receive free waste plastic for our Plastic2Oil processor(s) from Chrysler, General Motors, major food packagers, dairy companies, agricultural plastics, and many other sources. We are recycling thousands of gas tanks, bales of plastic film and many other free plastics that are usually sent to landfill. We do not pay for any plastic. None of the plastic that we have  received to date at the P2O factory has required sorting. We continue to receive large supplies of plastic feedstock at both our  Niagara Falls, NY and Thorold, Ontario facilities. We also retain a significant backlog of feedstock.

Fuel Products

 The P2O process makes both light and heavy fuel products which are; specifically naphtha, Fuel Oil No 2 and Fuel Oil No 6, as defined by ASTM International.  Our process also generates by-products of an off-gas similar to natural gas and a carbon residue known as petcoke.

Naphtha is a very light fuel product that is used as a cutting component for gasoline in high and regular grade, road certified fuels. Fuel Oil No. 2 is a mid-range fuel commonly known as diesel and can be blended for on-road use or utilized in its raw form for non-transport vehicles, generators and industrial equipment. Fuel Oil No. 6 is a heavy fuel generally used in industrial boilers and ships.  Our process produces high quality, ultra-low sulphur fuels, without the need for further refinement.  This enables us to sell our fuel directly from our P2O processors to the end-user. Additionally, we own and operate a 250,000 gallon fuel-blending facility in Thorold, Ontario, which allows us to blend and self-certify certain fuels that are produced from the P2O process to meet government specifications. We are then able to sell these fuels to retail vendors or end-users as road-grade gasoline or diesel.  The Fuel Oil No. 2 and Fuel Oil No.6 are sold without the need for further blending.

The off-gas that is produced by the P2O process is used to fuel the furnace that heats the pre-melt system and P2O processor.

P2O Facilities

We currently have three main facilities that we use in our P2O operations, which are briefly described below. For additional information on our properties, see Item 2 of this report.

Recycling Facility.  We lease an 18,000 square foot recycling facility located on a 9 acre site in Thorold, Ontario.  We primarily accept, separate and process, mixed paper, cardboard and various grades of plastics.  The facility houses two balers, nine trailers and a shredder. In addition, our permit for this facility allows us to store up to 300 metric tons of waste material at any one time.   From this facility, we transport the plastic feedstock to our Niagara Falls plant for processing into fuel. We also sell corrugated cardboard to paper mills.

Niagara Falls Facility.  Our Niagara Falls, NY facility is a 10,000 square foot building that currently houses two commercial-scale P2O processors and various other fabrication equipment and parts relevant to the process.  We recently completed construction of a 7,200 square foot building that will be utilized for expansion of our P2O operations.  Our Niagara Falls operations are situated on eight acres which can accommodate expansion of our growing operations.  This facility also serves as our research and development operations.

Fuel Blending Facility.  We own a 250,000 gallon capacity fuel blending site in Thorold, Ontario. The fuel-blending site allows us to store, blend, analyze and self-certify the fuels produced from the P2O process. We are then able to sell these fuels to retail vendors or end-users as road grade gasoline or diesel.

Sales & Distribution Contracts

We currently sell our fuel products through three channels: (i) fuel brokers; (ii) fuel retailers; and (iii) direct to end users.  We currently have four primary agreements in place for the sale of our fuels which are described below.  In addition, we have other customers who purchase our fuel through the issuance of routine purchase orders. In December 2011, we signed a three year  agreement with three additional three-year terms, with XTR Energy Limited, an independent retail petroleum provider for regular and premium gasoline and diesel products in Canada, under which XTR has agreed to purchase from us regular transport gasoline, premium transport gasoline, diesel Ultra LS Clear and other acceptable road transport products that we produce using our P2O process.

In December 2011, we also signed a long-term fuel supply agreement with Indigo Energy Partners, LLC, a wholesale distributor of petroleum products and renewable fuels in the U.S., under which we recently began selling “off-take” fuel oil No. 6.

In July 2011, we entered into a master revenue sharing agreement with Rock-Tenn Company, a leading producer of corrugated and consumer packaging and recycling solutions, pursuant to which we agreed to build and operate our P2O processors at Rock-Tenn’s facilities.  Further, we will process RockTenn's waste plastic from its paper mills, material recycling facilities and monofills.  The agreement has a ten-year term with an automatic five-year renewal period.

In June, 2011, we entered into a Supply and Service Agreement with Coco Asphalt Engineering, a division of Coco Paving, Inc. Pursuant to the agreement, we agreed to supply Coco Asphalt with petroleum distillate at a cost of $109.80 per barrel.

Suppliers

The principal goods that we require for our P2O operations are the waste plastic that we use feedstock for production of our fuels.  We collect waste plastics, at no charge, from commercial and industrial business that generate large amounts of this waste stream.  Furthermore, such waste plastic is delivered to us by such businesses at no cost to us.

Licenses, Permits and Testing

We maintain the following permits and licences in connection with the operation of our P2Obusiness.

License/Permit	Issuing Authority	Registration Number	Issue/Expiration Date
Air Permit	NYSDEC	9-2911-00348/00002	06/30/2014
Solid Waste Permit	NYSDEC	9-2911-00348/00003	06/30/2014
Bulk Fuel Blending License	Ontario Technical Standards & Safety Authority	000184322	10/12/2012

Our P2O process has been tested by IsleChem, LLC, an independent chemical firm providing contract R&D, manufacturing and scale-up services, using two small prototypes of our P2O processor.  The IsleChem test results indicated that the P2O process is repeatable and scalable. Following such testing, we assembled a large-scale P2O processor capable of processing at least 20 metric tons of plastic per day. In September 2010 , we had a stack test performed by Conestoga-Rovers & Associates (“CRA”), an independent engineering and consulting firm, which concluded that, with a feed rate of 2,000 lbs./hour, our P2O processor’s emissions were less than a four million BTU natural gas furnace, and below the maximum emissions levels allowed  by the New York State Department of Environmental Conservation (the “NYSDEC”)  simple air permit, which  is needed to commercially operate the P2O processor at that location.  We used the CRA test results to apply for the required operating permits and in June 2011 we received an Air State Facility Permit (“Air Permit”) and Solid Waste Management Permit (“Solid Waste Permit”) for up to three processors at the Niagara Falls Facility.  In December 2011 we had a second stack test performed by CRA for an increased rate of 4,000 lbs/hour.  In January 2012, we received a final emissions report from CRA confirming that emissions were considerably decreased with an increased feed rate.   We have recently applied for and obtained modification to the Air Permit to allow our P2O processor to run at significantly higher feed rates.  In February 2012, we received final approval from the NYSDEC to modify our Air Permit allowing us to run our processor at the increased rate of 4,000 lbs/ hour.

The two emissions tests conducted by CRA on our P2O processor are summarized in the following table:

Emissions	Units	Original Stack Test (2010)	Final Stack Test (Dec. 2011)
O2%		14.87	15.97
CO	ppm	3.16	3.1
SO2	ppm	0.23	0.02
NOx	ppm	86.4	15.1
TNMHC	ppm	0.25	3.92
PM	Lbs./hr.	0.016	0.002
Hexane	Lbs./hr.	Not tested	0.00001

O2 = Oxygen

CO= Carbon Monoxide

SO2= Sulphur Dioxide

NOx= Oxides of Nitrogen

TNMHC= Total Non-Methane Hydrocarbons

PM= Particulate Matter

 Industry Background

Alternative fuels are generally considered to be any substances that can be used as fuel, other than conventional fossil fuels such as naturally occurring oil, gas and coal. There have been many approaches taken to producing alternative fuels, including through conversion of corn oil, vegetable oil and non-food-based materials. These approaches have demonstrated varying degrees of commercial potential. Some of the challenges that alternative fuel producers have faced include high feedstock supply costs, lower perceived value of fuel product, higher capital costs and dependence on government regulations for economic viability.

We believe our company is distinguishable from other producers of alternative or renewable fuels because our P2O solution represents a process and product that is commercially viable and designed to provide immediate economic benefit for industry, communities and government organizations with waste plastic recycling challenges. Our business model is premised on the need for a more efficient and cost-effective alternative to disposing of waste plastic in jurisdictions where the cost of transporting and landfilling large amounts of plastic is quite costly. In some of these jurisdictions, the availability of recycling programs for large industrial quantities of waste plastic may be limited or the actual landfill diversion rate may be low.

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

In the United States, businesses and other producers of emissions are subject to various regulatory requirements, including the National Emission Standards for Hazardous Air Pollutants. These emission standards may be established according to Maximum Achievable Control Technology requirements set by the EPA, often referred to as “MACT standards”. MACT standards apply to a number of sources of emissions, including operators of boilers, process heaters and certain solid waste incinerators. Because our P2O fuel products have ultra-low sulphur content, we believe that our P2O fuel can assist industrial partners with meeting MACT requirements through reduced hazardous emissions.

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

If we were to split our P2O business into a stand-alone recycling business and a stand-alone energy business, our competition would increase significantly, since there are many more competitors in each of those businesses. For instance, our P2O business faces competition in acquiring plastic feedstock, because there are other technologies and processes that are being developed and/or commercialized to offer recycling solutions for plastic. There is also significant competition from businesses in the energy sector that sell fuel, including traditional producers and alternative fuel producers. We expect the fuel industry to be extremely competitive, with competition coming from conventional fuel producers as well as other providers of alternative and renewable fuels. Companies in the fuel sales business may be able to exert economies of scale in the fuels market to limit the success of our fuel sales business. Technological developments by any form of competition could result in our products and technologies becoming obsolete.

Our ability to compete successfully is dependent on our ability to provide a solution to potential industrial partners that addresses the costs of disposing of waste plastic, the costs of buying affordable fuel and the need for a cleaner end-product. Many of our competitors have substantially greater production capabilities financial, research and development, personnel, and marketing resources than we do. In addition, certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us at this time. As a result, our competitors may be able to develop competing, superior or more cost-effective technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or service offering increases, which could lead to litigation. Furthermore, to secure purchase agreements from certain customers, we may be required to enter into exclusive supply contracts, which could limit our ability to further expand our sales to other customers. Likewise, major potential customers may be locked into long-term, exclusive agreements with our competitors, which could inhibit our ability to compete for their business.

In addition, various governments have recently announced a number of spending programs focused on the development of clean technologies, including alternatives to petroleum-based fuels and the reduction of carbon emissions. Such spending programs could lead to increased funding for our competitors or a rapid increase in the number of competitors within these markets.

Business Model

The Company believes that its Plastic2Oil business model provides a unique proposition for both the supply side and the end-user side of the waste-to-fuel value chain. JBI’s Plastic2Oil technology is positioned to link these two sides by offering economic incentives in both directions. P2O offers value to suppliers of waste plastic (by saving transport and landfill fees), and value to end-users of fuel (by providing fixed-cost and ultra-low sulphur fuels), while also offering the value of participating in a green initiative. Given these incentives, the Company believes that its Plastic2Oil business will be sought after by those industries that can benefit from the added value that we provide, thus allowing the potential for our company’s growth.

Business Strategy

Our long-term strategy is to become the leading vertically-integrated, North American fuel company that is a plastic recycler, fuel processor and fuel seller. The key elements of our strategy to achieve this goal are as follows:

Offer convenience

For industrial partners that generate high volume waste plastic and/or consume fossil fuels as part of their operations, the company’s P2O process offers convenience, since all elements of the conversion process and supply of fuel can be conducted on-site: from the collection of waste plastic by the industrial partner, to the production and supply of fuel, and consumption of fuel by the partner. Our objective is to eliminate the costs associated with the unnecessary disposal of waste plastic (i.e., landfill Tipping Fees), and the logistical costs associated with transporting waste plastic and/or fuel.

Expand market presence by establishing additional P2O processing sites.  Our P2O business model allows us to simultaneously pursue multiple commercial opportunities across the waste plastic and fuel markets.  We intend to own and operate all of our own P2O processors including those to be operated on our partner sites under revenue sharing or similar type arrangements.  At March 13, 2012, we had a revenue sharing agreement with a single industrial partner.  We intend to seek additional industrial partners with high volumes of plastic waste.

Maintain our technological superiority.  Currently, several plastic-to-oil processes are operational globally. These facilities employ a wide range of technologies and yield varying purities of fuel output. We believe that our P2O process has many advantages over other commercially available processes in that our P2O solution yields high-quality, ultra-low sulphur fuel and uses relatively little energy and physical space, which makes it better suited for high-volume production and expansion to multiple sites.  We plan to continue investing in our technologies in order to provide us a competitive advantage as we grow our operations.

Foster a culture of excellence and customer service. We intend to continue to employ rigorous recruiting, training and evaluation practices to help us attract and retain employees who dedicate themselves to delivering environmentally-friendly solutions to our customers. We have emphasized the creation of an environment of excellence and customer service and believe our commitment to excellence will continue to provide new customer referrals from satisfied customers that have used our P2O solution.

Improve production efficiencies.  We plan to continue to improve the operating efficiency of our P2O process through greater economies of scale and capital and technological improvements.  As we expand production at our facilities and through new alliances with industrial partners, we expect to increase the leverage of our fixed-cost infrastructure and reduce our operating costs.

Competitive Strengths

We believe that our competitive strengths are as follows:

In addition to producing fuel, our P2O solution simultaneously addresses the problem of disposing of waste plastic. Plastic2Oil offers an alternative to disposing of waste plastic. This is facilitated by the ability of our P2O processor to accept raw, unwashed and mixed plastics as feedstock. In the United States and Canada, a substantial amount of plastic is currently considered waste and is disposed of in landfills, resulting in tipping fees levied by the landfill or other waste disposal facility. We believe that the current low landfill diversion rates for waste plastic in the United States and Canada, together with the costs of transporting and disposing of plastic in bulk, present a significant opportunity to provide an alternative to conventional recycling and waste disposal.

The P2O catalyst and process provide a highly efficient means of converting plastic into fuel.  Our proprietary P2O catalyst provides a highly efficient means of converting plastic into fuel. This is essential since the economic viability of the P2O process depends on it being both a cost-competitive means of disposing of waste plastic and an efficient and non-energy-intensive means of producing fuel. Approximately one gallon of oil is produced from approximately ten pounds of plastic waste. Our process requires minimal electricity to operate, and the energy balance of the P2O process is positive, meaning that more energy is produced than is consumed by the process.

Low capital costs and small footprint. The processors have a modular design and are built with standardized components, making construction of P2O processors relatively straightforward and low cost. We have designed our P2O processors to take up approximately 1,200 square feet of space, giving the processors a small footprint. This facilitates the construction of multiple processor sites. We estimate that the costs of constructing P2O processors on industrial partner sites will be approximately in the range from $600,000 to $800,000 each, which we believe to be substantially less than the cost of constructing waste-to-fuel facilities offered by our competitors.

Fixed cost fuel and lower emissions

We anticipate that fuel produced on-site by a P2O processor will be sold to industrial partners or third parties at a price comparable to the market rate for such fuel. However, we also expect profit margins that will allow for flexibility and opportunity in the pricing of its P2O fuel. For instance, if an arrangement were made for a partner or third party to purchase fuel at a fixed rate, this would effectively insure that partner against fuel price volatility, and limit the downside risks by eliminating unnecessary market exposures.

Our P2O processors produces fuel that has very low sulphur content, providing the industrial partner with the potential to lower the emissions generated by its operations. This could save the partner from expensive environmental compliance costs, stemming from such initiatives as the NESHAP regulations, and more specifically the MACT standards for each pollution source.

Validation of repeatability and scalability of P2O processors.

Our P2O operations have been validated by extensive testing through our customers and other independent lab tests.  For example, since December 2009, IsleChem has conducted extensive chemical, analytical and process engineering testing for the P2O process, including more than 40 small-scale runs of various types of multi-colored, mixed plastic feedstock. After analyzing the energy consumption, residue, off-gas, and material balance in the process, IsleChem determined that our P2O process was repeatable and scalable. See “Licenses, Permits and Testing”.

Additional economic benefits

Partnering with businesses that purchase waste streams, or are permitted to handle waste streams, may allow the industrial partner to make more competitive bids on these waste streams, because they may not have to incorporate the cost of landfilling plastic. Therefore, a P2O machine incentivises our business partners to collect more plastic, and accept larger aggregate amounts of waste streams that contain plastics, because they will be sharing in the revenue, and/or using the fuel produced from such plastics. When competitors in the business of purchasing waste streams see that our partners are saving costs, this should incentivise them to want a P2O partnership as well.

Other Businesses

Javaco

In August 2009, we purchased 100% of the outstanding shares of Javaco, Inc. Javaco is a retail and wholesale distributor of equipment, hardware and tools for maintenance and construction.  Javaco distributes over 100 lines of equipment, including fiber optic transmitters and radio frequency connectors used in telecommunications applications, network, internet and broadband telephone accessories and home theatre equipment. As a telecommunications provider, Javaco helps its customers minimize their impact on the environment by providing solutions that allow them to move information and ideas, rather than goods and people. Javaco also provides in-house expertise that allows us to establish our own secure global communications network, as well as the wireless components that protect our proprietary P2O catalyst.  Javaco’s presence in Mexico was considered as an alternative to facilitate the construction of a Mexican location to commence P2O operations in the event that there were to be construction or permitting impediments at our Niagara Falls Facility.

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

In light of our business strategy to increase the focus on our P2O business, we anticipate that revenues and profits generated from Javaco operations will represent a decreasing share of our total revenues and profits in future reporting periods.

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

Our process for data recovery was developed by our Chief Executive Officer, John Bordynuik, and continues to be highly dependent on Mr. Bordynuik to interpret the data. This has been an impediment to the Data Recovery & Migration Business achieving revenue in 2010 and 2011.

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

In light of our business strategy to increase the focus on our P2O business, we anticipate that revenues and profits generated from our Data Business operations will represent a decreasing share of our total revenues and profits in future reporting periods.

Pak-It

From September 2009 until February 2012, we, through Pak-It, were engaged in the manufacture of cleaning chemicals.  We sold substantially all of the assets of this business in February 2012 because management felt that Pak-It’s business was no longer aligned with our strategic focus on our P2O business.

Intellectual Property

Shortly after completing the backend refining of the Plastic2Oil processor in 2011, the company sought protection of our intellectual property for our Plastic2Oil process by filing for international patent protection. Management anticipates filing additional applications for various aspects of the Plastic2Oil process. We filed confidential patent applications with the USPTO to protect its intellectual property.  To ensure the protection of our proprietary technology, we have applied for patent protection for the P2O process and P2O processor.  As yet, no patents have been issued.  We also rely on trade secrets to provide protection for our proprietary P2O process and catalyst. Currently we have patent pending status for several aspects of our P2O process engineering and processor. A lack of patent protection could have a material adverse effect on our ability to gain a competitive advantage for our P2O processors, since it is possible that our competitors may be able to duplicate the P2O process for their own purposes. See “Risk Factors—Risks Related to Our Business”.

We also hold a patent relating to our Data Business for the recovery of tape information.

Research and Development

Given our strategic focus on developing our P2O business, we anticipate that our research and development activities in the short to medium-term will mostly relate to our P2O processors and the construction, operation and systems management of those processors. Specifically, we will seek to increase the operational capabilities and performance of our P2O processors as opportunities arise. Research and development expenditures were $1,048,652 and $492,292 in 2011 and 2010, respectively.

Employees

As of March 13, 2012, we employed 56 persons on a full-time basis, of which 5 were executive management, 7 were in finance and administration, 5 were in sales and marketing, 37 were in operations and 2 were in customer service and support.

None of our employees is subject to a collective bargaining agreement and we believe our labor relations are good.

Environmental and Other Regulatory Matters

As we further develop and commercialize our P2O business, we will be subject to extensive and frequently developing federal, state, provincial and local laws and regulations, including, but not limited to those relating to emissions requirements, fuel production, fuel transportation, fuel storage, waste management, waste storage, composition of fuels and permitting.  Compliance with current and future regulations could increase our operational costs.  Management believes that the company is currently in substantial compliance with applicable environmental regulations and permitting.

Our operations require various governmental permits and approvals. Management believes that it has obtained, or is in the process of obtaining, all necessary permits and approvals for the operations of its P2O business; however, any of these permits or approvals may be subject to denial, revocation or modification under various circumstances.  Failure to obtain or comply with the conditions of permits and approvals or to have the necessary approvals in place may adversely affect our operations and may subject us to penalties.

 Company Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 or e-mail the SEC at publicinfo@sec.gov for more information on the operation of the public reference room. Our SEC filings are also available at the SEC’s website at http://www.sec.gov. Our Internet address is http://www.plastic2oil.com. There we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

ITEM 1A.	RISK FACTORS

The following risk factors should be considered in evaluating our businesses and future prospects. These risk factors represent what we believe to be the known material risk factors with respect to our business and our company. Our businesses, operating results, cash flows and financial condition are subject to these risks and uncertainties, any of which could cause actual results to vary materially from recent results or from anticipated future results.

Risks Related to our Business

We are an early stage company with a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including losses of $14,343,469 and $18,259,363 in 2010 and 2011, respectively. While we expect that we will begin to generate cash flows from operations in the near future, we expect to incur losses and potentially have negative cash flow from operating activities for the near future. We have transitioned our focus more on the development of our P2O business and less on our other businesses. To date, our revenues from our other businesses have been limited and we have not generated significant revenues from the sale of fuel pursuant to our P2O business. Historically, our revenues have been generated from Javaco, Pak-it, and the Data Business. We expect to spend significant amounts on the further development of our P2O business, including to enter into agreements with industrial partners and other third parties with respect to P2O sites, to build our initial P2O processors for industrial partners and other third parties and for marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. As a result, even if our revenues increase substantially, we expect that our expenses could exceed revenues for the foreseeable future. It is not certain when we will achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We may experience significant fluctuations in our revenues and we may incur losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of investors and securities analysts, which may result in a decrease in the market value of our securities.

We have a limited operating history and are now focusing on our P2O business, which may make it difficult to evaluate our current business and predict our future performance.

In the second quarter of 2009, we recognized our first revenues from the Data Business. Since acquiring Javaco and Pak-It, in August and September of 2009, respectively, we have generated additional revenues. However, since we are now focusing on our P2O business, our limited operating history may make it difficult to evaluate our current business and predict future performance. Additionally, with the sale of Pak-It in February 2012, operating history is not indicative of future revenues.  Any assessments of our current business and predictions about our future success or viability may not be as accurate as otherwise possible if we were continuing to focus only on our Javaco and Data Business businesses or if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business will be harmed.

There is no guarantee that we will be able to maintain the current revenues of our non-P2O operating segments, and accordingly our financial statements may not be a reliable indicator of our future earnings potential.

Our P2O business is now in the commercialization phase. However, our other operating segments, mainly through Javaco, have generated most of our revenues for the periods presented. These activities provided us with consolidated revenues of $2,576,221 and $6,171,523 for the years ended December 31, 2011 and 2010, respectively. 2010 revenue was derived solely from Javaco and 2011 revenue was derived from Javaco and minimally from our P2O operations, as the operations from Pak-It were classified as discontinued operations for all periods presented.  There is no guarantee that we will be able to maintain or improve such revenues, particularly since we are now focusing on our P2O business and we may not have the resources to expand or continue to develop our non-P2O businesses. We plan to construct P2O processors to facilitate the growth of our core business and to generate free cash flow. Our future profitability depends on our ability to limit development costs, while simultaneously penetrating the market for our P2O business. Because the risks involved in our development of the P2O business are different from the risks involved with operating our other businesses, the Company’s financial statements may not be a reliable indicator of our future earnings potential.

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

Our future capital requirements will be substantial, particularly as we develop our P2O business.  Barring any unforeseen expenses, we believe that our current cash and cash equivalents will allow us to implement commercial operations at the Niagara Falls Facility. Because the costs of developing the P2O business on a commercial scale are highly contingent on our approach to commercialization, and could be subject to many variables, including site-specific development costs, we cannot currently reasonably estimate a necessary capital amount required to expand the P2O business beyond the Niagara Falls Facility. If we are successful in achieving our plans to enter into other P2O industrial partnerships, we will require significant additional funding to execute such partnerships and may not be able to rely on funding through our own earnings. Funding would be required for constructing P2O processors and developing other aspects of our P2O business with our industrial partners.

To date, we have funded our operations primarily through private offerings of equity securities. If future financings involve the issuance of equity securities, our existing shareholders would suffer dilution. If we were able to raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. Our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

Our future capital requirements will depend on many factors, including:

•	the financial success of our P2O segment;
•	the timing of, and costs involved in, developing our P2O business for the production and sale of fuel;
•	the timing of, and costs involved in, entering into agreements with suitable industrial partners, and the timing and terms of those agreements;
•	the cost of constructing P2O processors and the amount of other capital expenditures;
•	the effects of any future sale of our other businesses;
•	our ability to gain market acceptance for our fuel products;
•	our ability to negotiate distribution or further sale agreements for the fuel we produce, and the timing and terms of those agreements;
•	the timing of, and costs involved in obtaining, the necessary government or regulatory approvals and permits; and
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

If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, construct P2O processors, enter into agreements with suitable industrial partners, take advantage of other strategic opportunities and otherwise develop our P2O business could be significantly limited. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If adequate funds are required for operations and are not available, we will not be able to successfully execute our business plan or continue our business.

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

One of the key elements of our P2O business strategy is entering into agreements with industrial partners that generate significant amounts of waste plastic and/or consume significant amounts of fuel. To date, we have entered into one such arrangement. However, we may not find additional suitable industrial partners with whom we can implement our business strategy, and we may not be able to identify facilities suitable for a P2O partnership. Even if we successfully identify additional facilities suitable for a P2O partnership, we may not be able to acquire access to such facilities in a timely manner, if at all. Our potential industrial partners may reach an agreement with another party, refuse to consider a partnership, or demand more or different terms and conditions than we are willing to agree to. Even if our partners are interested in entering into an agreement that grants us access to free plastic feedstock and their facility, negotiations may take longer, or cost more, than we expect, and we may never enter into a final agreement. Even if we are able to enter into agreements with industrial partners, we may fail to access enough plastic feedstock at the partner site to meet the volume demands of our fuel customers, including the industrial partner supplying the plastic feedstock. Failure to acquire access to sufficient plastic feedstock at no cost may slow or stop our commercialization process and could cause our business performance to suffer.

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

Nearly all of our anticipated P2O revenue for fiscal 2012 will be derived from the sale of fuel that we produce at the Niagara Falls Facility. We may need to incur additional expenses to increase production at that facility. Any failure of the Niagara Falls Facility to produce fuel at anticipated cost and capacity levels would adversely affect our free cash flow and our ability to build other planned production facilities, based on the P2O technology and processes employed at the Niagara Falls Facility. Such failure would adversely affect our business, financial condition and results of operations.

Our operations would be subject to significant interruption if the Niagara Falls Facility were to experience operating issues or were to be damaged or otherwise subject to operational disruption. In addition, our operations may be subject to labor disruptions or unscheduled downtime, or other operational hazards inherent in manufacturing industries, such as equipment failures, fires, explosions and transportation accidents. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property, plant and equipment or environmental damage, and may result in suspension or termination of operations and the imposition of civil or criminal penalties. In addition, our insurance may not be adequate to fully cover the potential operational hazards described above, and there is no guarantee that we will be able to renew our insurance on commercially reasonable terms or at all.

We have restated our financial statements on several occasions. If we fail to remedy deficiencies with respect to our internal control systems or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

We have restated our financial statements on several occasions. Effective internal control systems are necessary for us to provide reliable financial reports and prevent fraud.  Beginning with the current year ending December 31, 2011, we are required to be in compliance with Section 404(a) of the United States Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) (which requires us to present to our independent registered public accounting firm our evaluation and report on our internal control over financial reporting), due to the fact that as of the June 30, 2011 measurement date, we became an accelerated filer in accordance with the SEC rules, as of January 1, 2012. The process of implementing our internal controls and complying with U.S. securities laws is and will continue to be expensive and time consuming, and will require significant attention from management.

As of the year ended December 31, 2011, management has concluded in its report on our internal control over financial reporting, included in this report that we have material weaknesses in our internal control over financial reporting as of December 31, 2011.  However, we are working to eliminate identified weaknesses in our internal control systems.  Additionally, we believe that our internal control systems have both material weaknesses and significant deficiencies in particular areas. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that are less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting. These significant deficiencies are a result of a lack of policies and procedures, with the associated internal controls, to appropriately address routine transactions, as well as a lack of a sufficient number of qualified personnel to timely account for such transactions in accordance with US GAAP throughout the full year of 2011.  We have concluded that due to untimely filing of Form 10-Q, and a small accounting department performing multiple tasks, coupled with changes in Chief Financial Officers, there was an inability to have consistent well controlled environment throughout the year.  See the disclosures set forth in Item 9 “Controls and Procedures”.

We have taken numerous steps to address the underlying causes of the internal control deficiencies, primarily through the development and implementation of policies, improved processes and documented procedures, and the retention of third-party experts and contractors, as well as the appointment of a full time qualified Chief Financial Officer who is responsible for the oversight of the entire financial departments of the Company. If we fail to remediate deficiencies in our internal control systems or are unable to implement and maintain effective internal control over financial reporting to meet the demands placed upon us as a public company, including compliance with the Sarbanes-Oxley Act, we may be unable to accurately report our financial results altogether, or unable to report them within the timeframes required by law or exchange regulations.

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

Even if we secure access to sufficient volumes of waste plastic, our P2O processors may fail to perform as expected. We currently have two P2O processors, which are located at the Niagara Falls Facility. Our P2O processors do not have a long operating history, and accordingly the equipment and systems in any given P2O processor may not operate as planned. Our systems may prove incompatible with the facility of an industrial partner, or require additional modification after installation. We may be required to replace parts more often than expected. Different plastic feedstock may result in different fuel yields. The presence of contaminants in our feedstock could reduce the purity of the fuel that we produce and require further investment in more costly separation processes or equipment. Unexpected problems may force us to cease or delay production and the time and costs involved with such delays may be significant. Any or all of these risks could prevent us from achieving the production volumes and yields, and producing fuel at the costs, necessary to achieve profitability from our P2O business. Failure to achieve expected production volumes and yields, or achieving them only after significant additional expenditures, could substantially harm our commercial performance.

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

We believe that consumer demand for environmentally conscious products will also drive our P2O fuel demand. One of our marketing strategies is to leverage this demand to obtain commitments from large industrial partners that can both use our fuel, and save money doing so. We believe these commitments will, in turn, promote industry demand for our P2O fuel and process. If consumer demand for environmentally conscious products fails to develop at sufficient scale or if such demand fails to drive large industrial partners to seek sources of alternative fuels, our revenue and growth rate could be materially and adversely affected.

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

We lack significant experience operating commercial scale P2O processors and may encounter significant difficulties operating on a commercial scale or expanding our P2O business.

We began limited commercial operations at the Niagara Falls Facility on December 15, 2010. Although we operated in a limited capacity during 2011 and we believe that our P2O processors are commercially viable, there is no assurance that they can be operated profitably on a large scale at a wide variety of locations. We may be unable to effectively manage P2O operations, especially given the potential variables that could affect costs in constructing site-specific P2O processors.

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

We have limited experience in structuring arrangements both with industrial partners and for the purchase of our P2O fuel products and we may not be successful in this essential aspect of our business.

We have limited experience operating in our customers’ industries, interacting with industrial partners and purchasers of fuel, and in negotiating and entering into industrial partnership, fuel supply and other significant agreements related to our P2O business.

Our Chief Executive Officer has been personally involved in negotiating arrangements with potential industrial partners and other third parties. In addition, in 2010, we hired an experienced fuel blender, who has industry experience and contacts that we believe will assist us in the sale of our finished fuel products. However, obtaining the results we expect from our P2O business may take longer than anticipated and may require that we expand and improve our sales and marketing infrastructure. These activities could delay our ability to capitalize on the opportunities that our P2O process presents. The organizations with which we expect to enter into industrial partnership arrangements or fuel purchase arrangements are generally much larger than we are and have substantially longer operating histories and more experience than we have. As a result, we may not be effective in negotiating or managing the terms of our relationships with these companies, which could adversely affect our future results of operations.

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

In addition, recent discoveries and drilling of shale gas deposits may cause a decrease in the natural gas prices which could cause commercial and industrial fuel users to switch from using petroleum-based products to natural gas to power their equipment, machinery and operations.  In such case, demand for our products may decline.  Any decline in demand could materially and adversely affect our results.

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

The Company currently possesses an Air Permit and Solid Waste Permit for up to three processors at the Niagara Falls Facility.  Failure to maintain these permits on terms and conditions acceptable and achievable to us, or at all, could affect the commercial viability of the Niagara Falls Facility, which could have a material adverse effect on our business, financial condition and results of operations.

As we implement our growth strategy, planned P2O operations will require other permits, licenses or other approvals from various governmental authorities. Our ability to obtain, amend, comply with, sustain or renew such permits, licenses or other approvals on acceptable, commercially viable terms may change, as could the regulations and policies of applicable governmental authorities. Our inability to obtain, amend, comply with, sustain or renew such permits, licenses or other approvals may have a material adverse effect on our business, financial condition and results of operations.

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

There is no assurance that our operations will comply with environmental or occupational, safety and health regulations in any applicable jurisdiction. Failure to comply with applicable laws, regulations and approval requirements could subject us to civil and criminal penalties, require us to forfeit property rights, and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them in their personal capacity. These penalties could have a material adverse effect on our business, financial condition and results of operations.

P2O processor sites may have unknown environmental problems that could be expensive and time consuming to correct, which may delay or halt operations, or construction and/or operation of future P2O processors, and delay our ability to generate revenues and net earnings.

We may encounter environmental problems or hazardous conditions at or near our P2O processors and other facilities, including the Niagara Falls Facility, the Recycling Facility and the Fuel-Blending Facility. These may delay or halt our existing operations or construction or operation of future P2O processors. If we encounter an environmental problem or hazardous condition at or near one of our sites, or our operations result in contamination of the environment, or expose individuals to hazardous substances, work may be suspended and we may be required to correct the condition prior to continuing construction or further processing or production. The presence of an environmental problem, hazardous condition or contamination would likely delay or prevent construction or operation of a P2O processor on that site and may require significant expenditure of resources to correct the condition. If we encounter any significant environmental problems or hazardous conditions during construction or our operations result in contamination of the environment or exposure of individuals to hazardous substances, our revenues and profitability could be adversely affected.

We may be unable to produce P2O fuel in accordance with customer specifications.

Even if we produce P2O fuel at our targeted volumes and yields, we may be unable to produce fuel that meets customer specifications. If we fail to meet specific product or volume specifications contained in a supply agreement, the customer may not purchase our fuel or, to the extent we have an agreement in place for the supply of fuel, the customer may seek an alternate supply of fuel or terminate the agreement completely. A failure to successfully meet the specifications of our potential customers could decrease demand for our P2O fuel, and significantly hinder growth of our P2O business.

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

If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity from our current manufacturers, we may not be able to meet our obligations to construct P2O processors, and we may be required to make substantial capital investments to build that capacity or to contract with other manufacturers on less favorable terms. If we build our own manufacturing capacity, it could take a significant amount of time before our facility is able to produce a sufficient volume of P2O processor components.  In addition, if we contract with other manufacturers, we may experience delays of several months in qualifying them, which could harm our relationships with our partners or customers and could negatively affect our revenues or operating results.

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

We currently have only patent-pending protection for our P2O process and processor.

We have sought patent protection of our intellectual property by filing for international patents, however, as yet, none have been granted. We also rely on trade secrets to provide protection for our proprietary catalyst. We currently have patent pending status for several aspects of our P2O process and processor. However, a lack of patent protection could have a material adverse effect on our ability to gain a competitive advantage for our P2O processors, since it is possible that our competitors may be able to duplicate our P2O process for their own purposes. This may have a material adverse effect on our results of operations, including on our ability to enter into industrial partnership arrangements or other agreements relating to our P2O processors.

We rely in part on trade secrets to protect some of our intellectual property, and our failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We rely on trade secrets to protect some of our intellectual property, such as our proprietary catalyst. However, trade secrets are difficult to maintain and protect.  We have taken measures to protect our trade secrets and proprietary information, but there is no guarantee that these measures will be effective. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult to enforce. If any of the above risks materialize, our failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

If our P2O catalyst or process is stolen, misappropriated, or reverse engineered, other parties may be able to reproduce the catalyst for their own commercial gain. If this were to occur, it could be difficult and/or expensive for us to discover and challenge this type of use, especially in countries with limited intellectual property protection. Enforcement of claims that a third party is using our proprietary rights without permission is expensive and time consuming, and the outcome of such actions are uncertain. Litigation would result in substantial costs, even if the eventual outcome is favorable to us, and would divert management’s attention from executing on our business strategy. In addition, an adverse outcome in litigation could result in a substantial loss of our proprietary rights and may result in us losing our ability to exclude others from using our technologies or processes.

We have submitted and received filing confirmation on several aspects of both our P2O processor and the P2O process itself for patent protection. However, all patents expire, and any patent will only provide us commercial advantage for a limited period of time, if at all. We intend to continue to apply for patents relating to our technologies, methods and products, as we deem appropriate.

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

We do not know whether any of our patent applications, as made, will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our technology or processes.

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

Our commercial success also depends in part on not infringing on patents and proprietary rights of third parties, and not breaching any licenses or other agreements that we have entered into with regard to our technologies, products and business. We cannot be certain that patents have not or will not be issued to third parties that could block our ability to obtain patents or to operate our business as we would like or at all. There may be patents in some countries that, if valid, may block our ability to commercialize products in those countries if we are unsuccessful in circumventing or acquiring rights to such patents. There also may be claims in patent applications filed in some countries that, if granted and valid, may also block our ability to commercialize products or processes in these countries if we are unable to circumvent or license them.

If any other party has filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention and, thus, the right to the patents for these inventions in the U.S. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, interference may result in loss of certain claims. Even successful interference outcomes could result in significant legal fees and other expenses, diversion of management time and efforts and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of investors or research analysts, which could cause our share price to decline.

Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the various risk factors described elsewhere in this report. Due to these various risk factors, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

During the ordinary course of business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, claims and other legal proceedings. Plaintiffs in these actions may seek, among other things, compensation for alleged personal injury, worker’s compensation, damages for employment discrimination or breach of contract, property damages and injunctive or declaratory relief. In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued liability, or at material amounts, the outcome could materially and adversely affect our reputation, business and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.

We may be sued for product liability.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. We may be named directly in product liability suits relating to chemicals that were mixed and/or produced by Pak-It prior to its sale in February 2012, products sold by Javaco, or end products sold through our P2O business. These claims could be brought by various parties, including customers who are purchasing products directly from us, other companies who purchase products from our customers or by the end users of the products. We could also be named as co-parties in product liability suits that are brought against our business partners. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. We cannot be assured that our business partners will have adequate insurance coverage to cover against potential claims. In addition, although we currently maintain product liability insurance for our products in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Our insurance coverage may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, we may be forced to cease operations.

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

We are responsible for the indemnification of our officers and directors.

Our by-laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations.  We currently hold directors’ and officers’ liability insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some cases, including the liability we may face in connection with pending actions. See “Legal Proceedings.” Furthermore, our insurance carriers may seek to deny coverage in some cases, in which case we may have to fund the indemnification amounts owed to such directors and officers ourselves.

We may have difficulty in attracting and retaining management and outside independent members to our Board of Directors as a result of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly held company.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do carry limited directors’ and officers’ liability insurance. Although we maintain directors’ and officers’ liability insurance, our coverage limits are low and, moreover, it has recently become much more expensive. If we are unable to continue or provide directors’ and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our Board of Directors.

We may lose potential independent board members and management candidates to other companies that have greater directors’ and officers’ liability insurance to insure them from liability or to companies that have significantly higher revenues or have received greater funding to date which can offer more lucrative compensation packages. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities. In addition, we are currently defending an SEC civil action and a class action lawsuit, which will likely make it difficult for us to attract potential board members and management until such matters have been resolved. We may also incur increased costs for renewal of our directors' and officers' liability insurance as a result of these actions.

The SEC has filed a civil complaint against us and certain current and past officers alleging that we reported materially false financial information in some of our past periodic reports, and a class action lawsuit has been commenced against us related to those allegations. Any unfavorable outcomes of the proceedings could have a material adverse effect on our business.

On January 4, 2012, the Securities and Exchange Commission filed a civil complaint in federal court in Massachusetts against us. The complaint alleges that we reported materially false and inaccurate financial information in our financial statements (which were later restated) for the third quarter of 2009 and the year end 2009 by overvaluing media credits on its balance sheet, in violation of, among other things, the antifraud, reporting, books and records, internal controls and periodic report certification provisions of the U.S. securities laws.  The Complaint names the Company’s current Chief Executive Officer, John Bordynuik, and its former Chief Financial Officer, Ronald Baldwin, Jr., as co-defendants. Among other relief requested, the complaint seeks an order requiring the defendants to pay unspecified disgorgement and civil penalty amounts.

Also, on July 28, 2011, one of our shareholders filed a class action lawsuit against us and Messrs. Bordynuik and Baldwin on behalf of purchasers of its securities between August 28, 2009 and July 20, 2011.   The complaint in that case, filed in federal court in Nevada, alleges that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about our business, operations, and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the defendants made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that the  media credits were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company's financial results were not prepared in accordance with Generally Accepted Accounting Principles; (4) that the Company lacked adequate  internal and financial controls; and (5) that, as a result of the above, the Company's financial statements were materially false and misleading at all relevant times.  The Company’s response to the Complaint is not due until a lead plaintiff is appointed, which has not yet occurred.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm, in its audit opinion issued in connection with our consolidated balance sheets as of December 31, 2011 and 2010 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010, has expressed substantial doubt about our ability to continue as a going concern given our net losses, accumulated deficit and negative cash flows. The accompanying consolidated financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and accordingly do not contain any adjustments which may result due to the outcome of this uncertainty.

Risks Relating to Ownership of Securities of the Company

Investors may lose their entire investment in our securities.

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

Shares of our Common stock are quoted and trade on the OTCQB Market, which may have an unfavorable impact on our stock price and liquidity.

Shares of our Common stock are quoted and trade on the OTCQB Market. Trading in shares quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company’s operations or business prospects. This volatility could depress the market price of our Common stock for reasons unrelated to our operating performance.  Moreover, the OTCQB is not a stock exchange and is a significantly more limited market than the New York Stock Exchange or NASDAQ or other stock exchanges. Shareholders may have difficulty reselling their shares. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade our Common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

We may be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

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

Listing our stock on markets other than the OTCQB could be costly for us.

Our common stock is currently quoted and traded on the OTCQB Market. In the future, we may file an application to be listed on a stock exchange in the United States or elsewhere. Unlike the OTCQB, a stock exchange has corporate governance and other listing standards, which we will have to meet. Such standards and regulations may restrict our capital raising or other activities by requiring stockholder approval for certain issuances of stock, for certain acquisitions, and for the adoption of stock option or stock purchase plans. Applying for and obtaining any such listing on a stock exchange, and complying with the requirements of such stock exchange, would require us to incur significant expenses.

Concentration of ownership among our existing officers, directors and principal shareholders may prevent other shareholders from influencing significant corporate decisions and depress our share price.

As of the date of this report, our officers, directors and existing shareholders who hold at least 10% of our shares will together beneficially own approximately 8.37% of our issued and outstanding Common stock. As of the date of this report, John Bordynuik, our President and Chief Executive Officer, owns approximately 7.76% of our issued and outstanding Common stock. In addition, Mr. Bordynuik is the sole owner of our issued and outstanding Preferred Shares, consisting of 1,000,000 Series A Preferred Shares. The Series A Preferred Shares have voting rights that are 100 times the voting rights of our Common stock. Therefore, Mr. Bordynuik controls approximately 62.5% of the voting power of the Company’s share capital and is able to exert a significant degree of influence over our affairs and control over matters requiring shareholder approval, including the election of directors, any amendments to our articles or by-laws and significant corporate transactions. The interests of this concentration of ownership may not always coincide with the Company’s interests or the interests of other shareholders. For instance, officers, directors, and principal shareholders, acting together, could cause the Company to enter into transactions or agreements that it would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other shareholders. This concentration of ownership could depress our share price.

We do not anticipate paying cash dividends, and accordingly, shareholders must rely on share appreciation for any return on their investment.

Since inception, we have not paid dividends on our common stock and we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to shareholders. Investors seeking cash dividends should not invest in our common stock.

If securities or industry analysts do not publish research or reports about our business, or if they publish negative reports about our business, our stock price and trading volume could decline.

The trading market for common stock will be influenced by the research and other reports that securities or industry analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock or change their opinion of our shares in a negative manner, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on our company, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline and liquidity of our common stock to decrease.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as related rules implemented by the SEC and the OTCQB impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities, such as maintaining director and officer liability insurance, more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Our compliance with Section 404(a) will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. If we are not able to comply with the requirements of Section 404 in a timely manner, our stock price could decline, and we could face sanctions, delisting or investigations, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

The trading price of our common stock has been volatile, and investors in our common stock may experience substantial losses.

The trading price of our common stock has been volatile and may become volatile again in the future. The trading price of our common stock could decline or fluctuate in response to a variety of factors, including:

•	our ability to enter into collaborative arrangements with third parties;

•	our failure to meet the performance estimates of securities analysts;

•	changes in buy/sell recommendations by securities analysts;

•	fluctuation in our quarterly operating results;

•	substantial sales of our common stock;

•	general stock market conditions;

•	our general financial condition; or

•	other economic or external factors.

The stock markets, in general, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Shares of common stock eligible for sale in the public market may adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock by stockholders in the public market, or even the potential for such sales, may adversely affect the market price of our common stock and could impair our ability to raise capital by selling equity securities. As of the date of this filing, approximately 39 million of the 73 million shares of common stock currently outstanding were freely transferable without restriction or further registration under the securities laws, unless held by "affiliates" of our company, as that term is defined under the securities laws. We also have outstanding, approximately 33 million shares of restricted stock, as that term is defined in Rule 144 under the securities laws that are eligible for sale in the public market, subject to compliance with the requirements of Rule 144.

Techniques employed by manipulative short sellers may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.  As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attack, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy, should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

In January 2012, there was a report by a web-based publisher that contained misleading statements about us, and we elected not to issue a press release refuting the statements because, among other reasons, the report touched upon the current SEC civil action against us and legal counsel advised us not to publicly comment. It is likely that that there will be additional short seller attacks against us.  As a result, the price of our stock remains vulnerable to any further attacks in this regard.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

The following is a summary of our properties. We believe that these facilities are sufficient to support our research and development, operational, processing and administrative needs under our current operating plan.

1.           Corporate Office

We own approximately 5,000 square feet of office space in Thorold, Ontario which serves as our corporate headquarters.

2.           Niagara Falls Facility

We own approximately 8 acres of commercial and manufacturing space in Niagara Falls, NY which houses our two commercial-scale P2O processors, and also serves as our research and development center. We own the property and have no mortgage debt outstanding in relation to this facility.

3.           Recycling Facility

We lease approximately 18,000 square feet of commercial space on nine acres in Thorold, Ontario on which we operate our waste plastics recycling facility.  The facility houses three bailers, several trailers and a shredder. The lease expires on December 31, 2030. Our current rent obligations are monthly payments equal to the greater of (i) 20% of revenue generated related to the recycling of cardboard at the recycling facility, or (ii) an amount between $8,000 and $10,000, depending on certain factors as set forth in the lease.

4.           Fuel Blending Facility

We own  approximately six acres of fuel blending facility which has 250,000 gallon capacity in Thorold, Ontario.  The fuel-blending facility allows us to store, blend, analyze and self-certify the fuels produced from the P2O process. We own the property and have no mortgage debt outstanding in relation to this facility.

5.           Pak-It Manufacturing Facility

We lease an approximately 60,000 square feet building in Philadelphia, Pennsylvania which is used for the manufacturing and distribution of Pak-It products.  The lease expires in November 2012.  The monthly rent obligation is $4,167.  This lease was assigned to the purchaser in connection with the sale of Pak-It in 2012.

6.           Javaco Headquarters

We lease an approximately 6,950 square feet warehouse and retail space in Columbus, Ohio.  The lease expires on September 30, 2012.  Our current monthly rent obligation is $1,911.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various types of litigation arising out of our operations in the normal course of business. We believe we have adequate reserves for these liabilities and that there is no individual case or group of related cases pending that is likely to have a material adverse effect on our financial condition or results of operations. Other than the litigation described immediately below, we are not engaged in any litigation which we believe is material to our operations. Additionally, we maintain insurance policies with insurers in amounts and with coverage and deductibles as our board of directors believes are reasonable and prudent.  However, we cannot assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

In August 2010, a former employee filed a complaint against our Javaco subsidiary alleging wrongful dismissal and seeking compensatory damages.  We denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. We entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to Javaco incurred by the former employee while in the employment of Javaco.  The debt in the amount of $346,386 was written off and an estimated settlement of $26,000 has been accrued in the consolidated financial statements.  During the year, we received $75,000 in cash, recorded a recovery of bad debts and $10,573 in inventory returns relative to the debt previously written off.  Prior to year-end, the former employee settled the dispute with us and agreed to pay us $250,813, which we will recognize as a recovery as it is realized.

On January 4, 2012, the Securities and Exchange Commission filed a civil complaint in federal court in Massachusetts against us. The complaint alleges that we reported materially false and inaccurate financial information in our financial statements (which were later restated) for the third quarter of 2009 and the year end 2009 by overvaluing media credits on its balance sheet, in violation of, among other things, the antifraud, reporting, books and records, internal controls and periodic report certification provisions of the U.S.  securities laws.  The Complaint names the Company’s current Chief Executive Officer, John Bordynuik, and its former Chief Financial Officer, Ronald Baldwin, Jr., as co-defendants. Among other relief requested, the complaint seeks an order requiring the defendants to pay unspecified disgorgement and civil penalty amounts. The Company cannot predict the outcome of the SEC litigation at this time.

Also, on July 28, 2011, one of our shareholders filed a class action lawsuit against us and Messrs. Bordynuik and Baldwin on behalf of purchasers of its securities between August 28, 2009 and July 20, 2011.   The complaint in that case, filed in federal court in Nevada, alleges that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about our business, operations, and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the defendants made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that the  media credits were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company's financial results were not prepared in accordance with Generally Accepted Accounting Principles; (4) that the Company lacked adequate  internal and financial controls; and (5) that, as a result of the above, the Company's financial statements were materially false and misleading at all relevant times.  The Company’s response to the Complaint is not due until a lead plaintiff is appointed, which has not yet occurred. The Company cannot predict the outcome of the class action litigation at this time.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTCQB under symbol “JBII”. The following table sets forth, for each of the quarterly periods indicated, the high and low closing prices of our common stock. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter	High	Low
2010:
First Quarter	$7.00	$4.04
Second Quarter	5.70	1.05
Third Quarter	1.77	0.67
Fourth Quarter	0.92	0.53

2011:
First Quarter	$0.88	$0.67
Second Quarter	4.15	0.85
Third Quarter	3.23	1.17
Fourth Quarter	2.43	0.99

Holders

The last sales price of our common stock as reported by the OTC Market on March 14, 2012 was $1.23 per share.

On March 14, 2012, there were 617 holders of record and, we believe, approximately 617 beneficial owners of our common stock.

As of March 14, 2012, we had issued and outstanding 73,049,709 shares of common stock, $0.001 par value per share, and 1,000,000 shares of Series A Super Voting Preferred Stock, $ $0.001 par value per share. All of the Series A Super Voting Preferred Stocks were held by John Bordynuik, our president and chief executive officer.

Dividend Policy

 We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of its business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

Our sales of unregistered securities have been previously reported in our reports on Forms 8-K and 10-Q filed with the SEC.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have securities authorized for issuance under equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are a company with a diverse array of products and services, including four key business operations: (1) the Data Business, a data recovery business; (2) Javaco, a retail/wholesale telecommunications distributor; (3) Pak-It, a manufacturer of cleaning chemicals, which was held for sale as of December 31, 2011 and subsequently sold in February 2012; and (4) Plastic2Oil, a business that converts waste plastics into fuel.

Prior to 2009, we had no significant activity. However, in 2009, our management began executing our business plan by acquiring three revenue-generating sources, the Data Business, Javaco and Pak-It, as further described below.

We are focused on the continued development of our P2O business and will continue to concentrate R&D resources on the commercial scaling and operations of our P2O business during 2012.

Significant Developments and Strategic Actions

Plastic2Oil Business

We have  developed a commercial processor to convert waste plastics into naphtha, Fuel Oil No. 2 and Fuel Oil No. 6.

Validation

The following labs have validated our technology: IsleChem, LLC (process), Conestoga-Rovers and Associates (“CRA”) (Stack Test), Intertek, Petrolabs, Alberta Resource Council, and Southwest Research Institute (fuel testing). Islechem determined our waste plastic solution to be repeatable and scalable, converting 85-90% of the hydrocarbons into low sulphur fuel, with no evidence of air toxins or toxic residue.

Additionally, our fuel has been tested by customer labs and their 3rd party tests including Coco Paving, Oxy Vinyl, and numerous others. In addition, we underwent a rigorous permit process with the New York State Department of Environmental Conservation (“NYSDEC”) and we were issued all necessary operating permits.. Chrysler conducted an extensive audit and continues to ship free plastic to our factory. After months of comprehensive due diligence, RockTenn (NYSE:RKT) executed a 10-year exclusive agreement for conversion of their waste plastic into fuel which has been measured at thousands of tons per day. In addition to many other local plastic feedstock sources, General Motors also continues to provide free waste plastic to our P2O facility.

In March 2011 we completed the acquisition of our  facility in Niagara Falls, New York where our two P2O processors are located.  On October 4, 2011, we paid out the outstanding mortgage for the facility.  In addition, in October 2011 we were  permitted by the city of Niagara Falls to erect a 7,200 square foot building on our  Niagara Falls, NY property.  We have  completed construction of this building as of February 10,. The construction of a secondary location for fabrication was imperative as it will allow us to continue manufacturing processors without interrupting operations and fuel production going forward. We have worked diligently to obtain all permits necessary to allow the commencement of commercial operations at this facility and all required permits have been obtained.

On June 14, 2011 we obtained an Air State Facility permit and a Solid Waste Management permit from the NYSDEC to operate three P2O processors at our  Niagara Falls, NY facility. In addition, after extensive preparation and numerous site visits by the Canadian Technical Standard and Safety Authority, we received our  Bulk Fuel Blending License for our Thorold, Ontario Fuel Blending Facility on October 13, 2011.  This permit enables us to dye, blend and ship both industrial and transportation grade fuel from our 250,000 gallon fuel blending facility in Canada.

During the second half of 2011, we focused resources on finalizing and completing the construction of the premelt system, ordering components for and fabricating processors #2 and #3, and initializing site preparation for the rollout of processors at the first RockTenn site. The premelt system is now complete. In addition to these priorities we continue to develop long term relationships with multiple feedstock sources as well as finalizing large fuel supply agreements. Management’s highest priority continues to be bringing additional processors online so we can become cash flow positive.

Shortly after completing the backend refining of the P2O processor, we sought protection of our intellectual property by filing for international patent protection. We are working with our IP counsel and we anticipate filing more applications in the near future for various aspects of our Plastic2Oil process. We have filed confidential patent applications with the USPTO to protect our  intellectual property.

We continue to strategically build the foundation for our  Plastic2Oil business that we  expect will create long-term value and a profitable business.   We continue to be successful in securing free sources of feedstock supply for the processing plant, independently and through our  recycling facility that accepts, separates and processes paper, plastics and other materials. We have also constructed tank containment in Niagara Falls, NY, which added 49,000 gallons of on-site fuel storage in addition to the 250,000 gallon fuel blending site in Canada.  This extra storage will support growing operations and fuel transport flexibility in Niagara Falls, NY.

In August 2011, we entered into a Revenue Sharing Agreement with RockTenn to convert mill and Materials Recovery Facility (“MRF”) waste plastic into fuel using our  Plastic2Oil technology.  Prior to executing the Revenue Sharing Agreement and Addendum for the first site, we visited numerous RockTenn sites to plan installation priorities. We havebeen meeting regularly with RockTenn representatives in order to prepare for the first installation of processors on the initial site. Additionally, we  met with environmental authorities in the state where the first processors are being placed.  Due to the ultra-low emissions from our P2O processor, we sought a permit exemption.  On December 15th, 2011, we issued a press release announcing the permit exemption had been granted.   We have retained contractors to perform building and installation of utilities and other necessities to run our processors on site at the first RockTenn location.  The site has an existing pad and small building already in place, which will be used for P2O operations.  In preparation for the construction of the first processors, we have hired and trained new operators and fabricators in Niagara for future relocation to the initial RockTenn site.

During December 2011, we completed our final stack test on processor #1 and subsequent to year-end CRA provided us with their final emissions report which further validated the viability of the P2O process and allows us to apply to the NYSDEC for a modification to our Air  Permit to run at significantly higher feedstock rates.  On January 20, 2012 the Company received approval from NYSDEC to increase the feed rate per processor to 4000 lbs./hour.   This, in turn has allowed the Company to apply for a modification to increase the capacity of its Solid Waste Permit at the Niagara Falls Facility.

As of the end of the year, we had purchased the kilns and constructed the towers for processor #2 and on February 27, 2012, we announced the completion of and operation of our second commercial processor.

Agreements

We currently have four primary agreements in place for the production of our fuels which are described below.  In addition, we have other customers who purchase our fuel through the issuance of routine purchase orders. In December 2011, we signed a three year agreement with three additional 3 year terms, with XTR Energy Limited, an independent retail petroleum provider for regular and premium gasoline and diesel products in Canada, under which XTR has agreed to purchase from us regular transport gasoline, premium transport gasoline, diesel Ultra LS Clear and other acceptable road transport products that we produce using our P2O process.

In December 2011, we also signed a long-term fuel supply agreement with Indigo Energy Partners, LLC, a wholesale distributor of petroleum products and renewable fuels in the U.S., under which we recently began selling “off-take” No. 6 Fuel Oil.

In August 2011, we entered into a master revenue sharing agreement with Rock-Tenn Company, a leading producer of corrugated and consumer packaging and recycling solutions, pursuant to which we agreed to build and operate our P2O processors at Rock-Tenn’s facilities.  Further, we will process RockTenn's waste plastic from its paper mills, material recycling facilities and monofills.  The agreement has a ten-year term with an automatic 5-year renewal.

In June, 2011, we entered into a Supply and Service Agreement with Coco Asphalt Engineering, a division of Coco Paving, Inc. Pursuant to the Agreement, we agreed to supply Coco Asphalt with petroleum distillate at a cost of $109.80 per barrel.

Free Plastic

We receive free waste plastic for our Plastic2Oil processor(s) from Chrysler, General Motors, major food packagers, dairy companies, agricultural plastics, and many other sources. We are recycling thousands of gas tanks, bales of plastic film and many other free plastics that are usually sent to landfill. We do not pay for any plastic. None of the plastic that we have  received to date at the P2O factory has required sorting. We continue to receive large supplies of plastic feedstock at both our  Niagara Falls, NY and Thorold, Ontario facilities. We alsoretain a significant backlog of feedstock.

In August 2011, China implemented regulations that greatly limit waste plastic importing. The regulation strictly limits waste import licenses and the waste plastic product must be used as a raw material in a new product. This regulation was implemented to curb pollution caused by burning waste plastics. As of November 2011, the regulation was tested and enforced in Guangzhou province and it successfully resulted in reducing waste plastic imports by 80%. China warns that strict enforcement of the new regulations will soon be extended to the entire country. We expect this regulation to be very beneficial in securing long term feedstock supply.

Javaco Business

Javaco distributes over 100 lines of equipment used in the telecommunications industry and operates out of its office in Columbus, Ohio.  We  intended to utilize Javaco’s expertise to launch P2O processing sites in Mexico and South America if we encountered construction and/or permitting difficulties in establishing a Plastic2Oil processing site at the New York Facility.

We uncovered inefficiencies in Javaco’s operations and consolidated the workforce at this subsidiary in order to reduce liabilities and improve working capital turnover. Javaco has shifted its focus towards higher profit margin sales, and we are identifying these customers and tailoring an integrated sales approach that we expect to improve this subsidiary’s earnings.

Pak-It Business

Pak-It manufactures cleaning chemicals and owns a patent that allows for the delivery of cleaning chemicals in a water soluble film package used mainly in institutional and industrial cleaning operations.  During 2011, we determined that the operations of Pak-It were no longer in line with our strategic direction and sought to sell the business.  Their operations have been classified as discontinued for both the 2011 and 2010 years presented and in February 2012, we sold substantially all of the assets of Pak-It.

Data Recovery & Migration Business

On June 25, 2009 we purchased the Data Assets from John Bordynuik, Inc., thereby providing us with the ability to operate what was once John Bordynuik, Inc.’s data restoration and recovery business, a business originally developed by John Bordynuik in 2006.

The Data Business is not as financially intensive as our other businesses, but is time consuming with regards to the allocation of the time of John Bordynuik, the President and CEO. Given our  focus on our other growing businesses, Mr. Bordynuik is currently unable to dedicate significant amounts of time to this endeavor. Nevertheless, we have a large backlog of tapes to be migrated and in fact, as of the date of this filing began running some of these backlogged tapes.

Listing on the OTCQB

As at March 14, 2012 we had 73,049,709 shares of Common Stock issued and outstanding. Our Common Stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker JBII.  On March 14, 2012, the last trading day prior to the date of this filing, the closing price of the Common Stock on the OTCQB was $1.23.

Sources of Revenues and Expenses

Revenues

We currently derive revenues from two defined business segments: (1) P2O; through the sale of naphtha, fuel oil #2 and fuel oil #6; and (2) Javaco; through the sale and distribution of electronic components.  We  derived revenue from the operations of Pak-It during the year; however, the results of operations of Pak-It have been classified as discontinued in the statement of operations.  We  did not derive revenue from the Data Business in 2011 or 2010, due to John Bordynuik’s roll in the Data Business, and time constraints faced by Mr. Bordynuik in building the Plastic2Oil business. We have a backlog of tapes to read and interpret and anticipate that we  will generate minor revenue from the Data Business segment once again in 2012.

Cost of Sales

Costs of Sales for P2O consist primarily of costs to shred and process plastic into a usable form for use in the Processor and costs to operate the processor.  Costs of Sales for Javaco consist of the cost of the products distributed through Javaco, and direct labor associated with the sales of finished goods. Costs of sales for Pak-It have been classified as discontinued operations in the statement of operations.

Operating Expenses

Operating expenses consist primarily of personnel-related costs, legal costs, accounting costs and other professional and administrative costs. We have incurred significant recurring and non-recurring research and development expenses associated with the implementation of our Plastic2Oil process in Niagara Falls, New York. These costs include not only manufacturing hard goods, but also costs associated with the permitting and testing of the Plastic2Oil process. We have also incurred significant non-recurring expenses as a result of being a publicly listed company in the United States, such as costs associated with the restatement of financial statements, audit fees, professional fees, listing fees, and directors’ and officers’ insurance premiums. We expect recurring operating expenses to increase over time as operations of our P2O business are developed.

Other Income (Expense)

In fiscal 2011, Other Income consisted of $38,245 compared to $Nil in 2010. The amount in 2010 consisted of payments to Pak-It pursuant to a royalty agreement for one of Pak-It’s products. In 2009, the original accounting of the Javaco and Pak-It acquisitions were improperly recorded as a reverse merger, whereby pre-acquisition operations of the acquired entities were erroneously reflected in the operations as originally reported. Net interest Expense in 2011 amounted to $39,594 and was due mainly to the mortgage on our  Corporate Headquarters in Thorold, Ontario.

Net Income

We do not anticipate generating net income from operations until sufficient earnings are generated from the P2O business that will cover the balance of our consolidated operating expenses. Until we are able to realize profits from the P2O business and eliminate costly non-recurring expenses, we  will report an annual net loss and will rely on our ability to obtain equity and/or debt financing to fund on-going operations.

Selected Annual Information

Our  financial information is prepared in accordance with U.S. GAAP.  The reporting currency is U.S. dollars.  The following table sets forth financial information derived from our audited consolidated financial statements for the fiscal years ended December 31, 2011 and December 31, 2010. John Bordynuik took control, and became our President and CEO  on April 24, 2009. Prior to that time, we had no significant operations or activity that is material to this filing.

Statement Of Operations	Fiscal Year ended December 31, 2011 ($)	Fiscal Year ended December 31, 2010 ($)
Total Revenues	2,576,221	6,171,523
Gross Profit	454,092	564,624
Total Operating Expenses	15,572,401	12,795,025
Net (Loss) from Continuing Operations	(15,119,658)	(12,243,747)
Net (Loss) from Discontinued Operations	(3,139,705)	(2,099,722)
Net (Loss) from Continuing Operations per Share – Basic and Diluted	(0.25)	(0.22)
Net (Loss) from Discontinued Operations per Share – Basic and Diluted	(0.05)	(0.04)
Weighted Average Common Stock Outstanding	59,929,190	56,753,356
Balance Sheet
Total Assets	8,633,751	7,831,209
Total Current Liabilities	6,197,889	2,391,047
Long-Term Debt	324,250	280,561
Deferred Income Taxes	-	126,221
Shareholders’ Equity	2,111,612	5,033,803

Results of Operations – Fiscal 2011 Compared to Fiscal 2010

The Company was originally incorporated on April 20, 2006 as 310 Holdings. From its inception in 2006 until March 2009, 310 Holdings had no significant activity. In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310 and used the Company to facilitate business growth. On October 5, 2009, 310 Holdings amended its Articles of Incorporation to change its name to JBI, Inc. JBI, Inc. purchased the Data Business’ Data Assets in June 2009, purchased Javaco in August 2009, and purchased Pak-It in September 2009. Because JBI is was formerly a start-up company with many non-recurring and research and development costs, and in the current year, just entered into commercial production of our P2O business, a year over year comparison should not be relied on as an expectation of future results.

Total Gross Profit

For the year ended December 31, 2011, JBI generated $2,576,221 in revenues and incurred a cost of sales of $2,122,129. As a result, the Company generated a gross profit of $454,092. This is compared to revenue of $6,171,523, cost of sales of $5,606,899, and gross profit of $564,624 for the fiscal year ended December 31, 2010.

The decrease in both revenues, as well as cost of sales, is the result of deteriorating market conditions for Javaco coupled with a small number of sales for P2O.  The results of Pak-It have been excluded as Pak-It was classified as discontinued operations in the current and prior years.

Gross Profit from P2O

For the year ended December 31, 2011, the P2O business generated revenues of $288,442 and incurred a cost of sales of $222,992. In 2010, the P2O business had not yet begun to produce commercially and had no revenues. P2O had a gross profit for 2011 of $65,450.  As P2O had no operations in 2010, a year over year comparison differs significantly.

Gross Profit from Javaco

For the year ended December 31, 2011, Javaco earned $2,287,779 in revenues, incurred a cost of sales of $1,899,137, and generated a gross profit of $388,642. This is compared to 2010 in which Javaco earned $6,171,523 million in revenues and incurred cost of sales of $5,606,899, resulting in Javaco generating a gross profit of $564,624.

Gross Profit from the Corporate/ Data Business

For the years ended December 31, 2011 and 2010, the Data Business earned no revenues and incurred no cost of sales. The reason for this is due to the fact that for many clients, the Data Business requires the time of John Bordynuik in order to complete the data recovery work. Mr. Bordynuik’s time has been almost solely dedicated to the development of Plastic2Oil over the course of 2011 and 2010. We have a significant backlog of tapes and data to interpret and recover, and are  expecting to resume some reading of tape data for our  clientele in 2012 as soon as the P2O business has begun full scale commercial operations.

Operating Expenses

We incurred $15,572,401 in aggregate operating expenses during the year ended December 31, 2011, compared to $12,795,025 for the year ended December 31, 2010. This is a significant increase in operating expenses and is attributable to many factors, which can be viewed at a high-level analysis on our consolidated Statement of Operations. In the current year, we continued to make modifications to the independently validated, commercially permitted, Plastic2Oil processor, including making additions and modification to modularize and standardize the components of the processor. Focused attention to the development of P2O’s efficiency and its robust capabilities has meant devoting resources to the science, business, and partnerships necessary for Plastic2Oil to grow. Such factors resulted in an increase in operating expenses. A breakdown of the three major operating expense categories for the fiscal year ended December 31, 2011 and December 31, 2010, follows:

Operating Expenses	Fiscal Year Ended December 31, 2011 ($)	Fiscal Year Ended December 31, 2010 ($)
Selling, General and Administrative expenses	13,790,096	9,855,347
Research & Development	1,048,652	492,290
Impairment Loss	354,870	2,138,601

It should be noted that within our Selling, General and Administrative expenses, for both 2011 and 2010, was significant expense attributable to compensation paid in stock, which amounted to $6,455,284 and $3,791,966.  Compensation is paid in stock for various services, including construction, purchases, contract and employee labor and outsourced professional services in which the individuals or their companies agree to be compensated by us in common stock.  We have  been working actively to reduce operating expenses and strengthen value-added services.

Non-Operating Expenses

Interest Expenses

For the year ended December 31, 2011, we incurred interest expense of $39,594 compared to $13,346 for the year ended December 31, 2010.

Income Tax Expenses

For the year ended December 31, 2011, we had no federal taxable income due to the net loss and have recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.  For the years ended, December 31, 2011 and 2010, we incurred $Nil current income tax and future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $18,259,363 in 2011 compared to a net loss of $14,343,469 in 2010. The increase in net loss for the fiscal year ended December 31, 2011, was a result of both recurring and non-recurring, cash and non-cash, operating expenses relating to increased staffing, as we increased our P2O production, legal and accounting fees, and increased research and development associated with the Plastic2Oil business, and other general business costs. There were significant non-cash operating expenses in both 2011 and 2010. In 2011, we incurred non-cash operating expenses of $10,015,790 (or 55%) of the $18,259,363 net loss, as compared to 2010, non-cash operating expenses of $8,409,259 (or 59%) of the $14,343,469 net loss.

Cash Flows – Fiscal 2011 Compared to Fiscal 2010

The following table provides a comparative summary of our cash flows for the fiscal years ended December 31, 2011 and December 31, 2010.

	Fiscal Year Ended December 31, 2011 ($)	Fiscal Year Ended December 31, 2010 ($)
Cash Flow from Operating Activities
Net Loss from Continuing Operations	(15,119,658)	(12,243,747)
Net Loss from Discontinued Operations	(3,139,705)	(2,099,722)
Net Loss	(18,259,363)	(14,343,469)
Net Cash Used in Operating Activities	(6,975,421)	(4,987,468)
Cash Flows from Investing Activities
Net Cash (Used in) Provided by Investing Activities	(2,499,392)	1,239,550
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	11,262,126	4,445,767

Cash and Cash Equivalents at Beginning of Year	724,156	26,307
Cash and Cash Equivalents at End of Year	2,511,469	724,156

Cash Flow from Operations

For the year ended December 31, 2011, we used $6,975,421 in operating activities.  For the year ended December 31, 2010, we used $4,987,468 in operating activities.  This was largely attributable to operating activities in the growth of the P2O business.

Cash Flow from Investing Activities

For the year ended December 31, 2011, we used $2,499,392 in investing activities.  This was mainly driven by the increased purchases of property, plant and equipment for the continued growth and enhancements of the P2O processor.

For the year ended December 31, 2010, investing activities provided us with $1,239,550. This was largely attributable to the decrease in cash held in attorney’s trust relating to cash received by lawyers related to our private equity offerings in 2009, which weren’t closed until 2010.

Cash Flow from Financing Activities

For the year ended December 31, 2011, financing activities provided us with $11,262,126.For the year ended December 31, 2010, financing activities provided us with $4,445,767. Both largely attributable to the proceeds received from the issuance of Common Stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Transactions with Related Parties

During 2010, our President and CEO returned 21,200,000 shares of Common stock to the treasury.

In June 2010, we acquired a fuel-blending site from a minority shareholder for $129,883 (CDN $130,000). Further, in October 2010, we issued an additional 20,000 shares of Common stock to this individual as compensation for services provided in conjunction with setting up the property for operations.

On October 15, 2010, we entered into an unsecured short-term loan agreement with an existing shareholder. The loan was in the amount of $200,000 and was used for working capital purposes. The loan bore interest at an annual rate of 6%. The entire principal of the loan, together with all accrued interest was due and payable on October 15, 2011. The holder of this note agreed to receive common stock in lieu of repayment of this loan, the shares of stock were subscribed subsequent to December 31, 2011.

In November 2010, a member of our  Board of Directors entered into a short-term loan agreement with us. The loan was in the amount of $ 30,000; it bears no interest and was due on November 22, 2011. The loan was used for working capital purposes.  During the year, this loan was extended to be due on November 22, 2012, under the same terms as the original note.

On December 1, 2010 we entered into a secured short-term loan agreement with an existing shareholder. The loan was in the amount of $100,000. The loan was used for working capital purposes and bore interest at an annual rate of 6%. The entire principal of the loan together with all accrued interest was due and payable on December 1, 2011. The loan was secured against the receivables and assets of Pak-It.  During the year, this loan was repaid through the issuance of common stock to the shareholder.

On December 14, 2010 we entered into a short-term loan agreement with an existing shareholder in the amount of $35,000. The loan was non-interest bearing with no specific terms of repayment. The loan was used for working capital purposes.  During the year, this loan was repaid to the shareholder through the issuance of common stock.

In December 2011, our President and CEO returned 3,000,000 shares of Common stock to the treasury.

Basis of Consolidation

The consolidated financial statements include our  accounts and the accounts of our  wholly-owned subsidiaries, Javaco, Pak-it, JBI (Canada) Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil of NY#1, Plastic2Oil Marine Inc. The results also include Plastic2Oil Land Inc. until its dissolution in 2011, there were no operations related to this Company.  All our intercompany transactions and balances have been eliminated on consolidation.  Amounts in the consolidated financial statements are expressed in U.S. dollars.

 Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of intangible assets, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities and accounts receivable exposures.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2010, pursuant to the terms of an employment agreement between the Company and an officer, the Company was required to have $144,500 held in an attorney trust account for the settlement of any future severance payments.  During 2011, the officer resigned and in accordance with the officer’s employment agreement, the severance payments were released from escrow and full payment was made to the officer.

Cash Held in Attorney Trust

The amount held in trust represents the subscriptions received from issuance of shares, not released to us at year-end.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.  Accounts receivable determined to be uncollectible are recognized using the allowance method.  The allowance for uncollectible accounts for the years ended December 31, 2011 and 2010 was $331,695 and $391,251, respectively.

Inventories

Inventories, which consist primarily of electrical components at Javaco and plastics and processed fuel at P2O, are stated at the lower of cost or market.  We use an average costing method in determining cost.  Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.  As of December 31, 2011 and 2010, our reserve for obsolescence was $160,000 and $115,000, respectively.

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

Construction in Process

The Company capitalizes customized equipment built to be used in the future day to day operations at cost. Once complete and available for use, the cost for accounting purposes is transferred to property, plant and equipment, where normal depreciation rates are applied.

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented (Note 17).

As of December 31, 2011 and 2010, the Company has not recorded an impairment loss on property, plant and equipment.

Intangible Assets

Intangible assets consisted of customer related and marketing related intangible assets.

Marketing related intangible assets includes trade names, trademarks and internet domain names associated with the acquired businesses and are considered separable. The Company amortizes marketing related intangible assets on a straight-line basis over their estimated useful lives, which range from 8 to 9 years.

The Company continually evaluates the remaining estimated useful life of its intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Intangible assets are amortized on a straight-line basis over their estimated useful life of 8 to 10 years. Amortization expense for the year ended December 31, 2011 and 2010 was $27,781 and $111,125, respectively.

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

The Company recorded impairment losses of $354,870 and $355,950 for the years ended December 31, 2011 and 2010, respectively.  These losses were solely related to Javaco.

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

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in amortization expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  As at December 31, 2011, the Company has concluded that there is an asset retirement obligation associated with its assets and, accordingly, a provision for retirement obligation has been recorded of $28,566 for the year ended December 31, 2011 (2010 – $Nil) and is included in other long-term liabilities.

Environmental Contingencies

We record environmental liabilities at their undiscounted amounts on our balance sheet as other current or long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. These costs may be discounted to reflect the time value of money if the timing of the cash payments is fixed or reliably determinable and extends beyond a current period. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

We evaluate any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties including insurance coverage separately from our liability. Recovery is evaluated based on the creditworthiness or solvency of the third party, among other factors. When recovery is assured, we record and report an asset separately from the associated liability on our balance sheet. No amounts for recovery have been accrued to date.

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

Leases

The Company has entered into various leases for buildings and equipment. At the inception of a lease, the Company evaluates whether it is operating or capital in nature.  Operating leases are recorded as expense in the appropriate periods of the lease.  Capital leases are classified as property, plant and equipment and the related depreciation is recorded on the assets.  Also, the debt related to the capital lease is included in the Company’s short- and long-term debt obligations, in accordance with the lease agreement.

Lease inducements are recognized for periods of reduced rent or for larger than usual rent escalations over the term of the lease. The benefit of a rent free period and the cost of future rent escalations are recognized on a straight-line basis over the term of the lease.

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

P2O sales are recognized when the customers take possession of the fuel since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession they have arranged for transportation to pick it up and the sales price has either been set in contract or negotiated prior to the time of pick up. The Company negotiates the pricing of the fuel based on the quality of the product and the type of fuel being sold (i.e. Naphtha, Fuel Oil No.6 or Fuel Oil No. 2).

Sales at Javaco are recognized when the customer picks up the goods, when the courier picks up the goods for delivery to the customer or, for direct to customer shipments, at the point when the courier picks up the shipment from the supplier.

Shipping and Handling Costs

The Company’s shipping and handling costs of $72,587 (2010 – $97,700) are included in cost of goods sold for all periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs approximated $19,995 and $124,497 during 2011 and 2010, respectively.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2011 and 2010 the Company expensed $1,048,652 and $492,292, respectively, towards research and development costs.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gains and losses are included in the consolidated statements of operations.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2011 and 2010. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country.  The years ending December 31, 2008 through December 31, 2011 are open tax years.

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

Loss per share for the years ended December 31, 2011 and 2010, are as follows:

	December 31,	December 31,
	2011	2010

Loss per share from Continuing Operations	$(0.25)	$(0.22)
Loss per share from Discontinued Operations	(0.05)	(0.04)
Total Loss per Share	$(0.30)	$(0.26)

For the years ended December 31, 2011 and 2010, there are no adjustments necessary to the numerator or denominator in calculating the diluted loss per common, as there are no potentially dilutive instruments. As a result of the net loss for the year ended December 2011, the additional shares issued to settle the stock subscription advances, subsequent to year end, would be anti-dilutive and consequently basic and diluted loss per share are equal.

Segmented Reporting

We operate in three reportable segments. ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our operating segments include plastic to oil conversion (Plastic2Oil), distribution of electronic components (Javaco) and Corporate. Our Chief Operating Decision Maker is the Company’s Chief Executive Officer.

Concentrations and Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts and accounts receivable. Our policy is to place our  operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC, however, account balances may at times exceed insured limits. We  extend limited credit to our  customers based upon their creditworthiness and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

Fair Value of Financial Instruments

Fair value is defined under FASB ASC Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.  The levels are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

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

Changes in Accounting Policies Including Initial Adoption

During 2011, we started producing oil from recycled plastic, which required valuation of the plastic inventory and the oil inventory on hand. As a result, we determined that basing their inventory on a first-in-first-out basis (“FIFO”) ceased to be a viable accounting policy and that using the average cost as their basis for the lower of cost or market assessment would yield a more relevant policy in the future.

The change was applied retrospectively for all subsidiaries and did not have a material impact these consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption did not have a material effect on our consolidated financial position, results of operations, cash flows or related disclosures.

In April 2010, the FASB issued ASU No. 2010-013, Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades a consensus of the FASB Emerging Issues Task Force. ASU 2010-13 addresses the classification of an employee share-based award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU had no effect on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In May 2011, an update was made by the Financial Accounting Standards Board (“FASB”) to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”).  It provides amendments to the definition of fair value and the market participant concept, grants an exception for the measurement of financial instruments held in a portfolio with certain offsetting risks, and modifies most disclosures.  The changes in disclosures include, for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used and a description of the valuation processes in place.  The new guidance also requires disclosure of the highest and best use of a nonfinancial asset.  This standard will be effective prospectively during interim and for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption is not expected to have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued an ASU No. 2011-05 relating to the presentation of other comprehensive income (“OCI”). This ASU does not change the items that are reported in OCI, but does remove the option to present the components of OCI within the statement of changes in equity. In addition, this ASU will require OCI presentation on the face of the financial statements. These changes are effective for interim and annual periods that begin after December 15, 2011, and are applied retrospectively to all periods presented. Early adoption is permitted. We  plan to adopt the ASU beginning January 1, 2012.

In September 2011, the FASB issued ASU No. 2011-08 to simplify how entities, both public and non-public, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. These changes are effective for interim and annual periods that begin after December 15, 2011. We are assessing the potential effect this guidance will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

We believe the above discussion addresses our  most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced negative cash flows from operations since inception, have a negative working capital of $1,711,235 and have an accumulated deficit of $34,545,604 at December 31, 2011. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our  activities to date almost exclusively from equity financings.

We will continue to require substantial funds to continue development of our  core business of Plastic2Oil to achieve significant commercial productions, and to significantly increase sales and marketing efforts. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments.

While we believe that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial production goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

Financial Instruments and Other Instruments

We do not have any outstanding financial instruments and/or other instruments.

Disclosure of Outstanding Securities

As of March 13, 2011, we had 54,611,184 common stock issued and outstanding and 1,000,000 Series A Preferred Shares issued and outstanding. The Company’s President and CEO holds all outstanding 1,000,000 shares of Preferred Stock.  These shares have no participation rights, however, they carry super voting rights in which each share of Preferred Stock has 100:1 times the voting rights of common stock. In addition, in May 2010, 250,000 options to purchase Common stock in the capital of the Company were granted to John Bordynuik as part of his employment contract, none of these options have been issued or exercised and they have been subsequently cancelled. In relating to an earlier private placement, we issued, as finder’s fees, stock purchase warrants for the purchase of a fixed number of shares amounting to 113,750 shares. The exercise price of the stock purchase warrants was fixed at $0.80 per share, they were issued on November 10 2010, and all of the 113,750 aforementioned stock purchase warrants have been cancelled during 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JBI, Inc.

We have audited the accompanying consolidated balance sheets of JBI, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JBI, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has experienced negative cash flows from operations since inception and has accumulated a significant deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2012 expressed an adverse opinion thereon.

/s/ MSCM LLP

MSCM LLP

Toronto, Canada

March 16, 2012

701 Evans Avenue, 8th Floor, Toronto ON  M9C 1A3, Canada    T (416) 626-6000   F (416) 626-8650   MSCM.CA

JBI, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,511,469	$724,156
Cash held in attorney trust (Note 2)	-	264,467
Restricted cash (Note 2)	-	144,500
Accounts receivable, net of allowance of $331,695 (2010 - $391,251)	286,174	828,664
Inventories (Note 4)	307,098	303,065
Assets held for sale (Note 17)	866,093	3,565,059
Prepaid expenses and other current assets	515,820	151,637
TOTAL CURRENT ASSETS	4,486,654	5,981,548

PROPERTY, PLANT AND EQUIPMENT, NET (Note 5)	4,115,200	1,464,510
OTHER ASSETS
Intangible assets, net (Note 6)	-	382,458
Deposits	31,897	2,693
TOTAL OTHER ASSETS	31,897	385,151
TOTAL ASSETS	$8,633,751	$7,831,209
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,987,573	$1,083,589
Accrued expenses	815,273	822,147
Short-term loans (Notes 8(a), 13 and 19)	230,000	365,781
Stock subscriptions payable (Note 12 and 19)	3,026,000	-
Customer advances (Note 19)	125,245	-
Capital lease – current (Note 10)	13,798	-
Notes payable (Note 8(b))	-	112,500
Income taxes payable	-	7,030
TOTAL CURRENT LIABILITIES	6,197,889	2,391,047

LONG-TERM LIABILITIES
Deferred income taxes (Note 9)	-	126,221
Other long-term liabilities (Note 2)	28,566	-
Mortgage payable and capital lease (Note 10)	295,684	280,561
TOTAL LIABILITIES	6,522,139	2,797,829
Commitments and Contingencies (Note 11)
Subsequent Events (Note 19)
SHAREHOLDERS' EQUITY (Notes 12 and 19)
Common stock, par $0.001; 150,000,000 authorized, 68,615,379 and 51,241,926 shares issued and outstanding at December 31,2011 and 2010, respectively	68,616	51,243
Common stock subscribed, 811,538 shares at cost in 2011; 2,653,334 shares at cost in 2010	839,062	1,334,167

Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 shares issued and outstanding at December 31, 2011 and 2010	1,000	1,000
Additional paid in capital	35,748,538	19,933,211
Accumulated deficit	(34,545,604)	(16,286,241)
TOTAL SHAREHOLDERS' EQUITY	2,111,612	5,033,380
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,633,751	$7,831,209

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2011	2010

SALES
P20	$288,442	$-
Javaco	2,287,779	6,171,523
	2,576,221	6,171,523
COST OF SALES
P20	222,992	-
Javaco	1,899,137	5,606,899
	2,122,129	5,606,899

GROSS PROFIT	454,092	564,624

OPERATING EXPENSES
Selling general and administrative expenses	13,790,096	9,855,347
Depreciation of property, plant and equipment	351,002	197,662
Amortization of intangible assets	27,781	111,125
Research and development expenses	1,048,652	492,290
Impairment loss – Intangible assets	354,870	355,950
Impairment loss - Goodwill	-	1,782,651

TOTAL OPERATING EXPENSE	15,572,401	12,795,025

LOSS FROM CONTINUING OPERATIONS	(15,118,309)	(12,230,401)

OTHER INCOME (EXPENSE)
Interest expense, net	(39,594)	(13,346)
Other income, net	38,245	-
	(1,349)	(13,346)

LOSS BEFORE INCOME TAXES	(15,119,658)	(12,243,747)

INCOME TAXES
Current income tax recovery (Note 9)	-	-
Future income tax recovery (Note 9)	-	-

NET LOSS FROM CONTINUING OPERATIONS	(15,119,658)	(12,243,747)
NET LOSS FROM DISCONTINUED OPERATIONS (Note 17)	(3,139,705)	(2,099,722)

NET LOSS	$(18,259,363)	$(14,343,469)
Basic and diluted net loss per share from continuing operations (Note 18)	$(0.25)	$(0.22)
Basic and diluted net loss per share from discontinued operations (Note 18)	(0.05)	(0.04)
Total basic and diluted net loss per share (Note 18)	$(0.30)	(0.26)

Weighted average number of common shares outstanding – basic and diluted	59,929,190	56,753,356

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2011 and 2010

	Common Stock $0.0001 Par Value		Common Stock Subscribed		Stock Subscriptions	Preferred Stock $0.0001 Par Value		Additional paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Capital	Deficit	Equity

BALANCE - DECEMBER 31, 2009	69,453,840	$69,455	1,022,410	$817,928	$(817,928)	1,000,000	$1,000	$13,377,027	$(1,942,772)	$11,504,710

Common stock retired	(21,200,000)	(21,200)	-	-	-	-	-	21,200	-	-

Common stock issued for services, prices ranging from $0.65 to $7.25 per share	1,239,397	1,239	223,334	145,167	-	-	-	3,645,569	-	3,791,975

Common stock issued in connection with private placement, $0.80 per share, net of issuance costs of $31,890	1,259,910	1,260	(1,022,410)	(817,928)	817,928	-	-	974,778	-	976,038

Common stock issued in connection with private placement, $4.00 per share, net of issuance costs of $39,900	488,779	489	-	-	-	-	-	1,914,637	-	1,915,126

Common stock subscribed for in connection with private placement, $0.50 per share, net of issue costs of $26,000	-	-	2,430,000	1,189,000	-	-	-	-	-	1,189,000

Net loss	-	-	-	-	-	-	-	-	(14,343,469)	(14,343,469)

BALANCE - DECEMBER 31, 2010	51,241,926	$51,243	2,653,334	$1,334,167	$-	1,000,000	$1,000	$19,933,211	$(16,286,241)	$5,033,380

The accompanying notes are an integral part of the consolidated financial statements.

	Common Stock $0.0001 Par Value		Common Stock Subscribed		Stock Subscriptions	Preferred Stock $0.0001 Par Value		Additional paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Capital	Deficit	Equity
BALANCE - DECEMBER 31, 2010	51,241,926	$51,243	2,653,334	$1,334,167	$-	1,000,000	$1,000	$19,933,211	$(16,286,241)	$5,033,380

Common stock issued in connection with private placement, $0.50 per share, closed in the prior year, net of issuance costs of $26,000	2,430,000	2,430	(2,430,000)	(1,189,000)	-	-	-	1,186,570	-	-

Common stock issued for services provided in the prior year, valued at $0.65 per share	223,334	223	(223,334)	(145,167)	-	-	-	144,944	-	-

Common stock issued for services prices ranging from $0.60 to $4.15	3,324,900	3,325	-	-	-	-	-	5,748,950	-	5,752,275

Common stock issued for purchase of building, $1.04 per share	44,964	45	-	-	-	-	-	26,934	-	26,979

Common stock issued in lieu of repayment of loan, $0.55 per share	191,000	191	-	-	-	-	-	105,809	-	106,000

Common stock issued for severance, $0.82 per share	100,000	100	-	-	-	-	-	81,900	-	82,000

Common stock issued in connection with two private placements, $0.70 per share	11,973,255	11,973	-	-	-	-	-	8,369,306	-	8,381,279

Common stock issued as finder’s fee in connection with private placements, $0.70 per share	1,871,714	1,872	-	-	-	-	-	(1,872)	-	-

Common stock issued for reimbursement of expenses and repayment of short-term advance, $0.70 per share	214,286	214	-	-	-	-	-	149,786	-	150,000

Common stock retired	(3,000,000)	(3,000)	-	-	-	-	-	3,000	-	-

Common stock subscribed for services, ranging from $0.60 to $2.38 per share	-	-	731,538	799,062	-	-	-	-	-	799,062

Common stock subscribed for purchase of equipment	-	-	80,000	40,000	-	-	-	-	-	40,000

Net loss	-	-	-	-	-	-	-	-	(18,259,363)	(18,259,363)

BALANCE - DECEMBER 31, 2011	68,615,379	$68,616	811,538	$839,062	$-	1,000,000	$1,000	$35,748,538	$(34,545,604)	$2,111,612

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from Continuing Operations	$(15,119,658)	$(12,243,747)
Net loss from Discontinued Operations	$(3,139,705)	$(2,099,722)
NET LOSS	$(18,259,363)	$(14,343,469)
Items not affecting cash:
Depreciation of property plant and equipment	351,002	197,662
Amortization of intangible assets	27,781	111,125
Impairment charges	354,870	2,138,601
Provision for uncollectible accounts	(35,519)	378,742
Provision for inventory obsolescence	116,874	-
Stock issued for severance	82,000	-
Stock issued for services	6,455,284	3,791,966
Stock issued for interest on loans	19,889	-

Non-Cash Items impacting Discontinued operations	2,615,828	-
Working capital changes:
Accounts receivable	578,009	344,799
Inventories	(120,907)	337,881
Prepaid expenses	(122,969)	(103,273)
Accounts payable	903,984	(139,767)
Accrued expenses	(19,247)	597,100
Notes payable	-	112,500
Income taxes payable	(7,030)	(631)
Customer advances	127,176	-
Changes attributable to discontinued operations	(43,083)	1,589,296

NET CASH USED IN OPERATING ACTIVITIES	(6,975,421)	(4,987,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(2,875,104)	(1,069,810)
Increase in deposits	(29,203)	61,423
Decrease in restricted cash	144,500	-
Decrease in cash held in attorney trust	264,467	2,859,128
Payments on capital lease	(4,052)	-
Changes attributable to discontinued operations	-	(611,191)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,499,392)	1,239,550

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance proceeds, net	8,236,126	4,080,166
Proceeds from short-term loans	-	365,601
Stock subscriptions payable	3,026,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,262,126	4,445,767

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,787,313	697,849

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	724,156	26,307

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,511,469	$724,156

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND GOING CONCERN

JBI, Inc. (the “Company” or “JBI”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006.  310 had no significant activity from inception through 2009.  In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310, and subsequently was appointed President and CEO of the Company.  During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, Plastic2Oil.  Plastic2Oil is a combination of proprietary technologies and processes developed by JBI which convert waste plastics into fuel.  JBI currently, as of the date of this filing, operates two processors at its Niagara Falls, NY, facility (the “Niagara Falls Facility”).

The Company completed two business acquisitions since April 2009:

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”) a distributor of electronic components, including home theater and audio video products.

On September 30, 2009, the Company acquired Pak-It, LLC (“Pak-it”).  Pak-It operates a bulk chemical processing, mixing, and packaging facility.  It also has developed and patented a delivery system that packages condensed cleaners in small water-soluble packages.  During the year, the Company initiated a plan to sell certain operating assets of Pak-It and as a result, the operations of Pak-It have been classified as discontinued operations for all periods presented (Notes 17 and 19).  In February 2012, the sale of Pak-It was consummated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has an accumulated deficit of $34,545,604 at December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings.

The Company will continue to require substantial funds to continue development of its core business of Plactic2Oil to achieve permitted commercial productions, and to commence sales and marketing efforts, if full regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments. Subsequent to December 31, 2011, the Company completed a private placement, see Note 19.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Javaco, Pak-it, JBI (Canada) Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil of NY#1, Plastic2Oil Marine Inc. and Plastic2Oil Land Inc. (dissolved in 2011).  All intercompany transactions and balances have been eliminated on consolidation.  Amounts in the consolidated financial statements are expressed in US dollars. Pak-It has also been consolidated; however, as mentioned its operations are classified as discontinued operations.

 Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of intangible assets, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities and accounts receivable exposures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2010, pursuant to the terms of an employment agreement between the Company and an officer, the Company was required to have $144,500 held in an attorney trust account for the settlement of any future severance payments.  During 2011, the officer resigned and in accordance with the officer’s employment agreement, the severance payments were released from escrow and full payment was made to the officer.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. Accounts receivable determined to be uncollectible are recognized using the allowance method. The allowance for uncollectible accounts for the years ended December 31, 2011 and 2010 was $331,695 and $391,251, respectively.

Inventories

Inventories, which consist primarily of electrical components at Javaco and plastics and processed fuel at P2O, are stated at the lower of cost or market. The Company uses an average costing method for determining cost (see Note 4). Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.

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

Gains and losses on depreciable assets retired or sold are recognized in the statements of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred and expenditures that increase the value or useful life of the asset are capitalized.

Construction in Process

The Company capitalizes customized equipment built to be used in the future day to day operations at cost. Once complete and available for use, the cost for accounting purposes is transferred to property, plant and equipment, where normal depreciation rates are applied.

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented (Note 17).

As of December 31, 2011 and 2010, the Company has not recorded an impairment loss on property, plant and equipment.

Intangible Assets

Intangible assets consisted of customer related and marketing related intangible assets.

Marketing related intangible assets includes trade names, trademarks and internet domain names associated with the acquired businesses and are considered separable. The Company amortizes marketing related intangible assets on a straight-line basis over their estimated useful lives, which range from 8 to 9 years.

The Company continually evaluates the remaining estimated useful life of its intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Intangible assets are amortized on a straight-line basis over their estimated useful life of 8 to 10 years. Amortization expense for the year ended December 31, 2011 and 2010 was $27,781 and $111,125, respectively.

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

The Company recorded impairment losses of $354,870 and $355,950 for the years ended December 31, 2011 and 2010, respectively.  These losses were solely related to Javaco.

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

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in amortization expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  As at December 31, 2011, the Company has concluded that there is an asset retirement obligation associated with its assets and, accordingly, a provision for retirement obligation has been recorded of $28,566 for the year ended December 31, 2011 (2010 – $Nil) and is included in other long-term liabilities.

Environmental Contingencies

We record environmental liabilities at their undiscounted amounts on our balance sheet as other current or long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. These costs may be discounted to reflect the time value of money if the timing of the cash payments is fixed or reliably determinable and extends beyond a current period. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

We evaluate any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties including insurance coverage separately from our liability. Recovery is evaluated based on the creditworthiness or solvency of the third party, among other factors. When recovery is assured, we record and report an asset separately from the associated liability on our balance sheet. No amounts for recovery have been accrued to date.

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

Leases

The Company has entered into various leases for buildings and equipment. At the inception of a lease, the Company evaluates whether it is operating or capital in nature.  Operating leases are recorded as expense in the appropriate periods of the lease.  Capital leases are classified as property, plant and equipment and the related depreciation is recorded on the assets.  Also, the debt related to the capital lease is included in the Company’s short- and long-term debt obligations, in accordance with the lease agreement.

Lease inducements are recognized for periods of reduced rent or for larger than usual rent escalations over the term of the lease. The benefit of a rent free period and the cost of future rent escalations are recognized on a straight-line basis over the term of the lease.

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

P2O sales are recognized when the customers take possession of the fuel since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession they have arranged for transportation to pick it up and the sales price has either been set in contract or negotiated prior to the time of pick up. The Company negotiates the pricing of the fuel based on the quality of the product and the type of fuel being sold (i.e. Naphtha, Fuel Oil No.6 or Fuel Oil No. 2).

Sales at Javaco are recognized when the customer picks up the goods, when the courier picks up the goods for delivery to the customer or, for direct to customer shipments, at the point when the courier picks up the shipment from the supplier.

Shipping and Handling Costs

The Company’s shipping and handling costs of $72,587 (2010 – $97,700) are included in cost of goods sold for all periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs approximated $19,995 and $124,497 during 2011 and 2010, respectively.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2011 and 2010 the Company expensed $1,048,652 and $492,292, respectively, towards research and development costs.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gains and losses are included in the consolidated statements of operations.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2011 and 2010. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country.  The years ending December 31, 2008 through December 31, 2011 are open tax years.

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

 Segmented Reporting

The Company operates in three reportable segments. ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information"), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's operating segments include plastic to oil conversion (Plastic2Oil), distribution of electronic components (Javaco) and Corporate.  The Company’s Chief Operating Decision Maker is the Company’s Chief Executive Officer.

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

Fair Value of Financial Instruments

Fair value is defined under FASB ASC Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The levels are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, mortgage payable, advance from shareholder and customer, and short-term loans approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

Reclassifications

To conform with the basis of presentation adopted in the current year, certain figures previously reported have been reclassified.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Changes in Accounting Policies Including Initial Adoption

During 2011, the Company started producing oil from recycled plastic, which required valuation of the plastic inventory and the oil inventory on hand. As a result, the Company determined that basing their inventory on a first-in-first-out basis (“FIFO”) ceased to be a viable accounting policy and that using the average cost as their basis for the lower of cost or market assessment would yield a more relevant policy in the future.

The change was applied retrospectively for all subsidiaries and did not have a material impact on these consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or related disclosures.

In April 2010, the FASB issued ASU No. 2010-013, Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades a consensus of the FASB Emerging Issues Task Force. ASU 2010-13 addresses the classification of an employee share-based award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In May 2011, an update was made by the FASB to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”).  It provides amendments to the definition of fair value and the market participant concept, grants an exception for the measurement of financial instruments held in a portfolio with certain offsetting risks, and modifies most disclosures.  The changes in disclosures include, for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used and a description of the valuation processes in place.  The new guidance also requires disclosure of the highest and best use of a nonfinancial asset.  This standard will be effective prospectively during interim and for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued an ASU No. 2011-05 relating to the presentation of other comprehensive income (“OCI”). This ASU does not change the items that are reported in OCI, but does remove the option to present the components of OCI within the statement of changes in equity. In addition, this ASU will require OCI presentation on the face of the financial statements. These changes are effective for interim and annual periods that begin after December 15, 2011, and are applied retrospectively to all periods presented. Early adoption is permitted. The Company plans to adopt the ASU beginning January 1, 2012.

In September 2011, the FASB issued ASU No. 2011-08 to simplify how entities, both public and non-public, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. These changes are effective for interim and annual periods that begin after December 15, 2011. As the Company has fully provided for the goodwill this guidance is not expected to have a significant impact on these consolidated financial statements.

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

NOTE 4 – INVENTORIES, NET

Inventories at December 31 consist of the following:

	2011	2010

Raw materials	$64,191	$-
Finished goods	402,907	418,065
Obsolescence reserve	(160,000)	(115,000)

Total inventories	$307,098	$303,065

As of December 31, 2011 and 2010, our reserve for inventory obsolescence was $160,000 and $115,000, respectively.

As at December 31, 2011, inventory includes $53,671 (2010 - $Nil) of general and administrative costs.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

2011	Cost	Accumulated Amortization	Net Book Value

Leasehold improvements	$56,624	$(16,125)	$40,499
Machinery and office equipment (including assets purchased under capital lease)	3,079,161	(629,894)	2,449,267
Vehicles	7,370	(7,370)	-
Furniture and fixtures	26,543	(10,123)	16,420
Land	273,118	-	273,118
Office and industrial buildings	656,278	(32,541)	623,737
Construction in process	712,159	-	712,159
	$4,811,253	$(696,053)	$4,115,200

2010	Cost	Accumulated Amortization	Net Book Value

Leasehold improvements	$56,624	$(3,149)	$53,475
Machinery and office equipment	1,153,531	(246,062)	907,469
Vehicles	7,370	(7,370)	-
Furniture and fixtures	17,993	(9,005)	8,988
Land	29,260	-	29,260
Office and industrial buildings	476,013	(10,695)	465,318

	$1,740,791	$(276,281)	$1,464,510

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of customer related, marketing related and technology based intangible assets associated with acquisitions Javaco and Pak-It in August 2009 and September 2009, respectively.

2011	Cost	Accumulated Amortization	Accumulated Impairment	Net Book Value

Customer - Related	$602,000	$(119,146)	$(482,854)	$-
Marketing - Related	287,000	(59,034)	(227,966)	-
	$889,000	$(178,180)	$(710,820)	$-

2010	Cost	Accumulated Amortization	Accumulated Impairment	Net Book value

Customer - Related	$602,000	$(101,911)	$(295,307)	$204,782
Marketing - Related	287,000	(48,681)	(60,643)	177,676
	$889,000	$(150,592)	$(355,950)	$382,458

Intangible assets are amortized on a straight-line basis over their estimated useful life of 8 to 10 years. Amortization expense for the year ended December 31, 2011 and 2010 was $27,781 and $111,125, respectively.

During 2011,the Company recognized an impairment loss of $354,870 (2010 – $355,950) on certain intangibles based on a reassessment of future cash flows of Javaco due to the loss of a major customer and the related revenues.

NOTE 7 – GOODWILL

During 2010, the Company determined that the acquisitions of Javaco and Pak-It, which originated the goodwill, no longer fit the strategic direction of the Company and consequently recognized goodwill impairments of $3,079,790.

The Company performed this test during 2010 and recorded an impairment loss of $1,782,651 from continuing operations and $1,297,139 from discontinued operations. The impairment losses are due to the Company changing its strategic direction for its subsidiaries, Pak-It and Javaco. The Company acquired Pak-It to utilize its employees’ chemical expertise to produce certain chemicals required for its Plactic2Oil business. The Company has found a third party supplier for proprietary catalyst at favorable price. Therefore, the Company changed its strategic direction for Pak-It and pursued an active plan to sell.

The Company acquired Javaco primarily to set up a back-up operation facility in Mexico for its Plactic2Oil business. The Company has found and an alternative operation facility for Plastic2Oil activities and as a result, the Javaco acquisition declined in the value the Company sought from it.

NOTE 8 – SHORT-TERM LOANS AND NOTES PAYABLE

(a)	Short-term loans

	2011	2010
On October 15, 2010, the Company entered into an unsecured short-term loan agreement with an existing shareholder. The loan bore interest at an annual rate of 6%. The entire principal of the loan, together with all accrued interest was due and payable on October 15, 2011. The loan was used for working capital purposes. The loan is currently past due and subsequent to year end the Company issued stock in settlement of the loan in conjunction with the December 2011 private placement. (Note 19).	$200,000	$200,000
On December 1, 2010 the Company entered into a secured short-term loan agreement with an existing shareholder. The loan was used for working capital purposes and bore interest at an annual rate of 6%. The entire principal of the loan together with all accrued interest was due and payable on December 1, 2011. The loan was secured against the receivables and assets of Pak-It. As of December 31, 2011, the loan was repaid through the issuance of 106,000 shares of common stock as part of the December private placement. (Note 12).	-	100,781
In November 2010, a member of the Board of Directors entered into a short-term loan agreement with the Company. The loan bore no interest and was due on November 22, 2011. The loan was used for working capital purposes. As of December 31, 2011, the loan was repaid through the issuance of 50,000 shares of common stock as part of the June 2011 private placement. (Note 12).	-	35,000
In November 2010, a member of the Board of Directors entered into a short-term loan agreement with the Company. The loan bears no interest and its due date was extended to November 22, 2012 during the current year. The loan was used for working capital purposes.	30,000	30,000
	$230,000	$365,781

(b)	Note payable

	2011	2010

Note payable was secured by inventory of Javaco Inc., a subsidiary of the Company, bore interest at an annual rate of 6% and was due on December 31, 2011.	$-	$112,500

During 2010, the Company’s former consultants and an executive officer claimed amounts owed to them for consulting work performed in fiscal 2010. The Company entered into a settlement agreement on February 28, 2011 to pay the consultants and the former executive officer the sum of $312,500, which amount was included in accrued liabilities as of December 31, 2010. The Company paid $200,000 immediately in cash and paid the remaining amount due in 2011.

NOTE 9 - INCOME TAXES

	2011	2010

Statutory tax rate:
U.S.	34%	34%
Foreign	28.25%	31%

Loss from continuing operations before recovery of income taxes:
U.S.	$(13,292,553)	$(9,243,228)
Foreign	(1,827,105)	(3,000,519)

	$(15,119,658)	$(12,243,747)

Expected income tax recovery	$(5,097,954)	$(4,162,874)

Permanent differences	1,581,965	1,883,031
Tax rate changes and other adjustments	(175,457)	63,965
Increase in valuation allowance	3,691,446	2,215,878

Income tax recovery from continuing operations	$-	$-

The Company’s income tax recovery is allocated as follows:

Current tax expense	$-	$-
Deferred tax expense	-	-

	$-	$-

The Company’s future income tax assets and liabilities as at December 31, 2011 and 2010 are as follows:

	Future Income Tax Assets	2011	2010
	Non-capital losses	$6,092,041	$2,705,709
	Reserve – Contingency	210,110	106,250
	Property, plant and equipment	51,045	10,344

		6,353,196	2,822,303
	Less: Allocated against future income tax liabilities	-	(160,553)
	Less: Valuation allowance	(6,353,196)	(2,661,750)

		$-	$-
	Future Income Tax Liabilities
	Section 481 (a) adjustments	$-	$(30,451)
	Intangible assets	-	(130,101)

		-	(160,553)
	Less: Reduction due to allocation of applicable future income tax assets	-	160,553

		$-	$-

	The Company’s non-capital income tax losses expire as follows:

U.S.	2029	$1,849,277	$1,901,929
	2030	6,603,246	3,904,710
	2031	6,138,787	-
			-
		$14,591,310	$5,806,639

Foreign	2030	$2,925,805	$2,925,805
	2031	1,598,179	-
		4,523,984	2,925,805
NOTE 10 – LONG TERM DEBT & MORTGAGE PAYABLE

	December 31, 2011	December 31, 2010
Equipment loan bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, repayable in monthly installments of approximately $1,194.	$42,905	$-
Mortgage in the amount of $280,000 Canadian dollars, bears interest at 7% per annum payable monthly, secured by the land and building, and matures on June 15, 2015. Principal is due at maturity.	266,577	280,561
	309,482	280,561
Less: current portion equipment loan	13,798	-
Total long term debt	$295,684	$280,561

Scheduled repayments are as follows:

Annual Payments
2012	$13,798
2013	$13,798
2014	$13,798
2015	$268,088

As at December 31, 2011 machinery and equipment with a cost of $53,257 (2010 – $Nil) and accumulated amortization of $5,706 (2010 – $Nil) were under capital lease. During the year ended December 31, 2011, the Company recognized $5,706  (2010 – $Nil) of depreciation expense related to these assets under capital lease.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments

The Company entered into a consulting service agreement with a third party. Pursuant to this agreement, the Company is committed to issue 50,000 shares in fiscal 2012 for the consulting services to be provided, the shares will be valued as of the day of issuance.

One of the Company’s subsidiaries entered into a consulting service contract with a shareholder. The minimum future payment is equal to fifty percent of the operating income generated from the operations of two of the most profitable devices and 10% from all the other devices.  This agreement relates to Plastic2Oil Marine, Inc, which the Company is currently not operating.

The Company leases facilities and equipment under leases with terms remaining of up to 20 years. The leases include Javaco, and the JBI Recycling Facility.

Our lease on the Recycling Facility contained both a rent free period as well as rent escalations. In order to recognize these items on a straight-line basis over the term of the lease the Company has recorded a deferred rent liability of $48,622 (2010 - $Nil), which is included in accrued liabilities as at December 31, 2011.

All future payments required under various agreements are summarized below:

Fiscal year ending December 31, 2012	$122,000
2013	96,000
2014	102,000
2015	102,000
2016	102,000
Thereafter	1,596,000
Total	$2,120,000

Total rent expenses recognized under operating leases during the year ended December 31, 2011 were $98,838 (2010 – $58,112).

Contingencies

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  The debt in the amount of $346,386 was written off and an estimated settlement of $26,000 has been accrued in the consolidated financial statements.  During the year, the Company received $75,000 in cash, recorded a recovery of bad debts and $10,973 in inventory returns relative to the debt previously written off.  Prior to December 31, 2011, the former employee settled the dispute with the Company and agreed to repay $250,813 to the Company.  The employee owns shares of the Company and will sell and use the proceeds to make the repayments.  The Company will recognize these receipts as recoveries when realized.

In September 2010, an investor filed a lawsuit against the Company for failure to timely remove restrictive legends from his shares in the Company. The outcome of this claim is not determinable at the time of issue of these consolidated financial statements and the costs, if any, will be charged to income in the period(s) in which they are reasonably determinable.

In March 2011, a former employee filed a complaint against the Company and its subsidiaries alleging wrongful dismissal and seeking compensatory damages. Subsequent to December 31, 2011, the Company settled with the former employee for $150,000, which was accrued as of December 31, 2011.

On January 4, 2012, the Securities and Exchange Commission filed a civil complaint in federal court in Massachusetts against us. The complaint alleges that we reported materially false and inaccurate financial information in our financial statements (which were later restated) for the third quarter of 2009 and the year end 2009 by overvaluing media credits on its balance sheet, in violation of, among other things, the antifraud, reporting, books and records, internal controls and periodic report certification provisions of the U.S.  securities laws.  The Complaint names the Company’s current Chief Executive Officer, John Bordynuik, and its former Chief Financial Officer, Ronald Baldwin, Jr., as co-defendants. Among other relief requested, the complaint seeks an order requiring the defendants to pay unspecified disgorgement and civil penalty amounts. The Company cannot predict the outcome of the SEC litigation at this time.

Also, on July 28, 2011, one of our shareholders filed a class action lawsuit against us and Messrs. Bordynuik and Baldwin on behalf of purchasers of its securities between August 28, 2009 and July 20, 2011. The complaint in that case, filed in federal court in Nevada, alleges that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about our business, operations, and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the defendants made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that the  media credits were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company's financial results were not prepared in accordance with Generally Accepted Accounting Principles; (4) that the Company lacked adequate  internal and financial controls; and (5) that, as a result of the above, the Company's financial statements were materially false and misleading at all relevant times.  The Company’s response to the Complaint is not due until a lead plaintiff is appointed, which has not yet occurred. The Company cannot predict the outcome of the class action litigation at this time.

At December 31, 2011, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on the consolidated financial statements of the Company.

NOTE 12 – SHAREHOLDERS’ EQUITY

(a)  Common Stock and Additional Paid in Capital

From December 2009 through January 14, 2010, the Company consummated a private placement with certain accredited investors for the issuance and sale of 8,439,893 shares of the common stock. The offering was at $0.80 per share and the Company received proceeds of $5,583,456, net of share issue cost of $161,529, for the issuance of 7,179,983 shares. The Company also had subscriptions for an additional 1,022,410 shares for proceeds of $817,928. The private placement was conducted on a best efforts basis with a minimum investment of $10,000 by the Company’s officers and directors.

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

In March 2010, our President and CEO returned to the treasury of the Company and retired a total of 21,200,000 shares of common stock.

In May 2010, the Company consummated a private placement with certain accredited investors for the issuance and sale of up to 1,000,000 shares of common stock at a per share price of $4.00.  The net proceeds received by the Company were in the amount of $1,915,126, net of share issue cost of $ 39,900, for the sale of 488,779 shares.

In 2010, the Company issued 1,239,397 shares of stock as compensation to various parties at an expense of $3,791,971. The shares issued have been valued at the closing share price on the respective approval dates and were reported as operating expenses in the statement of operations.

On March 25, 2011, the Company closed an asset purchase agreement to purchase land and building from an independent party. Under the terms of the aforementioned agreement, the Company was to issue 44,964 shares of common stock, par value $0.001 per share, valued at $26,979 as part of the consideration. During the period, the Company issued the 44,964 shares of common stock to the vendor.

In December 2010, the Company consummated a private placement with certain accredited investors for the issuance and sale of 2,430,000 shares of common stock at a price of $0.50 per share. The Company received proceeds in the amount of $1,189,000, net of share issue costs of $26,000. The 2,430,000 common shares were issued on January 19, 2011. These shares were included in common stock subscribed at December 31, 2010.

On January 19, 2011, the Company issued 223,334 shares of common stock as compensation to various parties for services provided during 2010. The shares were valued at $145,167 and had been properly accrued in 2010.

On January 28, 2011, the Company issued 100,000 shares of common stock to a former employee as severance expense of $82,000. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On March 1, 2011, the Company issued 375,000 shares of common stock to two individuals at an expense of $300,000 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On March 12, 2011, the Company issued 240,924 shares of common stock to various parties at an expense of $192,739 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On April 15, 2011, the Company issued 184,099 shares of common stock to various parties at an expense of $390,290 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On May 17, 2011, the Company issued 214,286 shares of common stock valued at $150,000 to an individual for reimbursement for expenses incurred on the Company’s behalf ($50,000) and repayment of temporary cash advances provided to the Company ($100,000).  The $50,000 of shares issued have been reported as operating expenses in the consolidated statement of operations and $100,000 of shares have been applied against the temporary cash advance provided to the Company.  The $100,000 advance was settled in stock issued as part of the May 2011 private placement at $0.70 per share.

On May 17, 2011, the Company issued 125,000 shares of common stock valued at $408,750 to an individual for investor relations and other related services to be rendered to the Company. The shares issued have been valued at the closing share price on the respective approval date and was reported as operating expenses in the consolidated statement of operations.

In June 2011, the Company consummated a private placement for the issuance and sale of 2,010,484 shares of common stock at a price of $0.70 per share. The Company received gross proceeds in the amount of $1,407,338, net of share issue costs of $Nil. The Company also had subscriptions for an additional 407,143 shares for proceeds of $285,000. The 407,143 common shares were issued September 22, 2011.

On June 12, 2011, the Company issued 210,000 shares of common stock to various parties at an expense of $178,500 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On June 15, 2011, the Company issued 205,307 shares of common stock to various parties at an expense of $164,246 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On June 22, 2011, the Company issued 49,658 shares of common stock to various parties at an expense of $206,081 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On June 23, 2011, the board of directors authorized the issue of 266,971 shares of common stock to certain employees at an expense of $1,049,196 as compensation for services provided. The shares were valued at the closing share price on the respective dates of approval and were reported as operating expenses in the consolidated statement of operations. The 266,971 common shares were issued July 5, 2011.

In June 2011, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 8,157,057 shares of common stock.  The offering was at $0.70 per share and the Company had subscriptions for these shares which amounted to $5,709,940. The Company received $5,688,940 of these proceeds. The balance of $21,000 was not received and resulted in 30,000 shares not being issued.  The 8,127,057 common shares were issued July 8, 2011.

On July 19, 2011, the Company issued 313,460 shares of common stock to various parties at an expense of $912,169 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On July 28, 2011, the Company issued 1,228,857 shares of common stock to various parties as a finders’ fee related to the private placements consummated in June 2011.

On August 17, 2011, the Company issued 60,000 shares of common stock to an individual at an expense of $138,000 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

In August 2011, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 1,428,571 shares of common stock at a price of $0.70 per share. These shares were issued November 14, 2011. The Company received gross proceeds in the amount of $1,000,000 and was obligated to issue 142,857 common shares as a finder’s fee related to this placement. The 142,857 common shares were issued August 23, 2011.

On August 25, 2011, the Company issued 75,000 shares of common stock to various parties at an expense of $141,750 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the statement of operations.

On September 13, 2011, the Company issued 40,000 shares of common stock to various parties at an expense of $74,400 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On September 22, 2011, the Company issued 82,500 shares of common stock to various parties at an expense of $152,625 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

In August 2011 the board of directors authorized the issue of shares of common stock to certain directors as payment of directors’ fees. The shares are to be issued in two lots with each lot having an aggregate value of $35,000. The number of shares to be issued in the first lot was determined based upon the closing market price on the approval date of August 1, 2011 and resulted in the issuance of 19,444 common shares on September 30, 2011.  The number of shares to be issued in the second lot will be determined based upon the closing market price on December 31, 2011.  The expense of $35,000 related to the first payment was reported as operating expenses in the consolidated statement of operations.  The second lot of shares were approved and subscribed as of December 31, 2011.

On September 30, 2011, the Board of Directors approved the issuance of 24,009 shares of common stock to an individual at an expense of $31,932 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On October 5, 2011, the Company issued 219,049 shares of common stock to various parties at an expense of $131,429 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On October 13, 2011, the Company issued 25,290 shares of common stock to various parties at an expense of $42,836 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On November 2, 2011, the Company issued 157,983 shares of common stock to various parties at an expense of $227,496 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On November 9, 2011, the Company issued 500,000 shares of common stock to various parties as a finders’ fee related to the confidential private placements consummated in 2011.

On November 18, 2011, the Company issued 25,000 shares of common stock to various parties at an expense of $24,750 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On November 21, 2011, the Company issued 75,000 shares of common stock to various parties at an expense of $99,000 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On December 8, 2011, the Company issued 550,000 shares of common stock to various parties at an expense of $847,000 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

On December 14, 2011, the Company made an agreement with a lender to convert the outstanding loan balance in the amount of $106,000 into subscriptions for common stock of the Company at a price of $1 per share as offered in the December private placement (see Note 19). The Company issued 106,000 shares in settlement of the loan and accrued interest, and 85,000 shares for a finder’s fee related to the December 2011 private placement.

On December 14, 2011, the Company issued 1,206 shares of common stock to various parties at an expense of $1,688 as compensation for services provided. The shares issued have been valued at the closing share price on the respective approval date and were reported as operating expenses in the consolidated statement of operations.

In December 2011, the President and CEO returned and retired 3,000,000 shares of common stock.

Between December 30, 2011 and January 6, 2012, JBI, Inc. (the “Company”) entered into separate Subscription Agreements (the “Purchase Agreements”) with 13 investors (the “Purchasers”) in connection with a private placement of units consisting of one share of common stock and a warrant (the “Warrants”) to purchase 0.5 shares of common stock.  The Company received proceeds from certain of the Purchasers in advance of the closing date in the amount of $3,026,000; these proceeds have been classified as Stock Subscriptions Payable in the Current Liabilities Section of the Balance Sheet.

(b) Warrants

On November 1, 2010, the Company issued warrants totaling 113,750 in conjunction with capital raising services provided to the Company in 2009 having an exercise price of $0.80 and expiring on November 1, 2013. These warrants were not exercised as at December 31, 2010 and were cancelled subsequent to year end.

(c) Preferred Stock

The Company’s President and CEO holds all outstanding 1,000,000 shares of Preferred Stock.  These shares have no participation rights, however, they carry super voting rights in which each share of Preferred Stock has 100:1 times the voting rights of common stock.

NOTE 13 – RELATED PARTY TRANSACTIONS AND BALANCES

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

On October 15, 2010 the Company entered into an unsecured short-term loan agreement with an existing shareholder in the amount of $200,000 (Note 8).  Subsequent to year end, this loan was repaid in full through the issuance of common stock.

In November, 2010, the Company entered into an unsecured short-term loan agreement with a board member in the amount of $30,000 (Note 8).  This note was extended for an additional one year period and bears the same terms as the original note.

On December 1, 2010 the Company entered into a secured short-term loan agreement with an existing shareholder in the amount of $100,000 (Note 8).  During 2011, this loan was repaid in full through the issuance of common stock.

On December 14, 2010 the Company entered into a short-term loan agreement with an existing shareholder in the amount of $35,000 (Note 8).  During 2011, this loan was repaid in full through the issuance of common stock.

During 2010, Javaco had sales of $1,010,919 to a company related to the former president of Javaco who was terminated during 2010.  The Company had no sales to the related company in 2011.

During 2011, the Company’s President and CEO returned 3,000,000 shares of common stock to the treasury

NOTE 14 – SEGMENTED REPORTING

During 2011, the Company had three principal operating segments, Plastic2Oil, Javaco and Corporate. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.  During 2011, Pak-It, historically, the Company’s fourth operating segment was determined to no longer be in line with the Company’s strategic vision and has been included in discontinued operations as of December 31, 2011, as such, the results of Pak-It are not included below.

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

	2011
	Corporate		Plastic2Oil		Javaco	Total
Sales	$-		$288,442		$2,287,779	$2,576,221
Net Loss	9,130,925		5,387,856	(1)	600,877	15,119,658
Total Assets	4,201,623	(3)	3,059,137	(2)	506,898	7,767,658
Accounts Receivable	4,496	(4)	53,612		228,066	286,174
Inventories	-		101,885		205,213	307,098

	2010
	Corporate		Plastic2Oil		Javaco	Total
Sales	$-		$-		$6,171,523	$6,171,523
Net Loss	6,413,660		3,000,519 (1)		2,829,568	12,243,747
Total Assets	1,332,557	(3)	1,716,857 (2)		1,216,736	4,266,150
Accounts Receivable	430,760(4)		-		397,904	828,664
Inventories	-		-		303,065	303,065

(1)	This includes R&D Expense items that have gone into the development of Plastic2Oil.
(2)	These assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility.
(3)	These assets do not include Pak-It Assets Held for Sale of $866,093 and $3,565,059 for the years ended December 31, 2011 and 2010 respectively.
(4)	Includes accounts receivable from Pak-It not included as part of the asset sale of $21,762 and $413,942 for the years ended December 31, 2011 and 2010 respectively.

NOTE 15 – SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Common shares returned and retired	$3,000	$21,200
Common shares issued in exchange for services	6,455,285	-
Common shares issued as severance	82,000	-
Common shares issued in exchange for building	26,979	-
Common shares issued for repayments of loans	256,000	-
Common shares subscribed for services rendered	517,298	-
Common shares subscribed in exchange for property, plant and equipment	40,000

Cash paid for income taxes	-	131,133
Cash paid for interest	20,050	9,660

NOTE 16 – RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation.  Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the fiscal year ended December 31, 2011, 30.5% (2010 – 50.1%) of total net revenues were generated from two (2010 – three) customers.  As at December 31, 2011, two (2010 – three) customers accounted for 73.5% (2010 – 72.7%) of accounts receivable.  One customer in both 2011 and 2010 was severely delinquent in their payments and their account has been fully reserved by the Company.

NOTE 17 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During the second quarter of the current fiscal year, management determined that the operations of Pak-it were no longer aligned with the Company’s future strategic focus on conversion of waste plastics to fuel.  Sale criteria for Pak-it were developed and active marketing has been commenced to sell certain assets of Pak-it.  The table below summarizes the assets of Pak-it that are held for sale at December 31, 2011 as compared to the balances at December 31, 2010. The values of these assets reflect an impairment loss of $478,799 recognized to reduce their respective carrying amounts to fair value.

	December 31,	December 31,
	2011	2010

Inventory, net of reserve and impairment loss of $159,140 (2010 - $Nil)	$288,254	$530,533
Property, plant and equipment, net of depreciation and impairment loss of $211,433 (2010 - $Nil)	382,436	1,041,321
Intangible assets, net of amortization and impairment loss of $108,226 (2010 - $Nil)	196,213	1,993,205

Net assets held for sale	$866,093	$3,565,059

The results of operations from these assets have been reclassified and presented as results of discontinued operations for all periods presented.

Our statements of operations from discontinued operations related to Pak-it for December 31, 2011 and 2010 were as follows:

Condensed Statements of Operations

	Years Ended
	December 31,
	2011	2010

Revenues	$3,030,634	$6,247,645

Cost of sales	2,734,230	5,453,132
Gross profit	296,404	794,513
Operating expenses	(1,183,531)	(2,247,096)
Impairment of intangibles	(2,378,799)	(1,297,138)
Other income	-	77,917
Loss before income taxes	(3,265,926)	(2,671,804)
Future income tax recovery	126,221	572,082

Loss from discontinued operations, net of taxes	$(3,139,705)	$(2,099,722)

NOTE 18 – BASIC AND DILUTED NET LOSS PER SHARE

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

For the years ended December 31, 2011 and 2010, there are no adjustments necessary to the numerator or denominator in calculating the diluted loss per common, as there are no potentially dilutive instruments. As a result of the net loss for the year ended December 2011, the additional shares issued to settle the stock subscription advances, see Note 19, would be anti-dilutive and consequently basic and diluted loss per share are equal.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet and has identified the following:

SEC Lawsuit
On January 4, 2012, JBI, Inc. (the “Company”) received notification from the SEC that they had filed a civil complaint in federal court in Massachusetts against the Company (the “Complaint”). The Complaint alleges that the Company reported materially false and inaccurate financial information in its financial statements for the third quarter of 2009 and the year end 2009 by overvaluing media credits. The Complaint names the Company’s current CEO, John Bordynuik, and its former CFO, Ronald Baldwin, Jr., as co-defendants. Among other relief requested, the Complaint seeks an order requiring the defendants to pay unspecified disgorgement and civil penalty amounts.  The Company had previously received a Wells Notice in July 2011 from the SEC’s Division of Enforcement, informing it of the Division of Enforcement’s intention to recommend filing a civil complaint against the Company. The Company disclosed the receipt of this Wells Notice in its Form 8-K filed with the SEC on July 21, 2011.

Private Placement
Between December 30, 2011 and January 6, 2012, JBI, Inc. (the “Company”) entered into separate Subscription Agreements (the “Purchase Agreements”) with 13 investors (the “Purchasers”) in connection with a private placement of units consisting of one share of common stock and a warrant (the “Warrants”) to purchase 0.5 shares of common stock.  Pursuant to the Purchase Agreements, the Company agreed to sell and issue to the Purchasers an aggregate of 3,026,000 shares of its common stock and warrants to purchase up to an additional 1,513,000 shares of its common stock. The per unit purchase price was $1.00 and the gross proceeds to the Company were $3,026,000.  The Purchase Agreements contain a provision whereby the Company is required (subject to certain exceptions)  to issue additional shares to the Purchasers in the event the Company subsequently sells or is deemed to have sold shares of its common stock for a price less than $1.00 per share.  The number of additional shares issuable will be an amount sufficient to cause the Purchaser to have received, in total, the number of shares such Purchaser would have received in the private placement had it purchased the units at the lower purchase price.  The Company’s obligation to issue additional shares terminates immediately following an equity financing by the Company having gross proceeds of at least $5 million.  The Warrants have an eighteen month term, are exercisable immediately, and have an initial exercise price of $2.00 per share of common stock, which is subject to adjustment upon stock splits, stock combinations and the like.  No registration rights were granted to the Purchasers in connection with the securities sold in the private placement.  As defined by the Subscription Agreements, the closing date of the offering was the day in which the Company countersigned the Subscription Agreements and issued the Stock Certificates.  The Offering was closed during the middle of January 2012.  During December 2011, the Company received proceeds from certain of the Purchasers in advance of the closing date in the amount of $3,026,000, these proceeds have been classified as Stock Subscriptions Payable in the consolidated Balance Sheet.  In January 2012, $100,000 of these funds were returned to one investor who chose not to execute the final subscription document.

The Company received an additional $495,000 for further subscriptions for 495,000 units under this private placement during January 2012.

Stock Issuances
Subsequent to year end, the Company issued the above mentioned 2,926,000 shares of common stock to settle the stock subscription advances.  Another 80,000 shares were issued in settlement for the purchase of property, plant and equipment of $40,000, and issued an additional 731,538 shares for services at an aggregate value of $799,062.

Additionally, on January 6, 2012, the Company made an agreement with a lender to convert the outstanding loan balance into common stock of the Company in conjunction with the December private placement, the Company issued 200,000 shares in settlement of the loan and accrued interest.

Pak-It Sale
On February 10, 2012, the Company executed a final purchase and sale agreement for substantially all of the assets of Pak-it, with an effective date of January 1, 2012. As part of this sale the Company received $400,000 in cash and a $500,000 non-interest bearing note receivable, which is due July 1, 2013.  As at December 31, 2011, the Company had received an advance on the sale from the purchaser in the amount of $99,980, which is included in Customer Advances.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011. Based on this evaluation, our principal executive officer  and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (U.S. GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2011. Based on this assessment, Management concluded that the Company’s internal controls contain material weaknesses, as discussed below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management’s report was subject to attestation by our registered public accounting firm.

Management’s Discussion of Material Weakness

A material weakness is a significant deficiency in internal controls that results in more than a remote likelihood that a material misstatement of the financial statements may occur as a result of the deficiency and is important enough to merit attention by those responsible for oversight of a company’s financial reporting. The Company’s material weaknesses are a result of a lack of policies and procedures, with the associated internal controls, to appropriately address entity level matters.  Management concluded that the lack of adherence to the Board of Directors’ policies and more specifically, the Audit Committee Charter, which requires a three member committee with one member qualified as a “financial expert”, caused a failure at the entity level for proper governance over the Company’s financial reporting environment.  This material weakness resulted in additional control failures resulting in late filings of the Company’s  required SEC Form 10-Q’s,  and a lack of oversight on the Company’s routine transactions, as well as a sufficient number of qualified personnel to timely account for such transactions in accordance with U.S. GAAP. These deficiencies in internal controls resulted in the recording of numerous post-closing and late adjusting journal entries during the quarterly reviews and delayed our financial statement closing process for the fiscal year ended 2011. The Company has been working towards eliminating these deficiencies by instituting new policies, procedures, and accounting systems. However, to the extent these deficiencies continue to exist, the accuracy and time lines of financial reporting may be adversely affected.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve these controls. In order to achieve compliance with Section 404 of the Sarbanes Oxley Act, we have hired a new Chief Financial Officer as of January 2012, a new Corporate Controller as of October 2011 and are performing system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of JBI, Inc.

We have audited JBI, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Management’s Annual Report on Internal Control over Financial Reporting, the Company did not maintain effective control over financial reporting as of December 31, 2011 due to pervasive control deficiencies and material weaknesses. The existence of pervasive control deficiencies and material weaknesses impair the effectiveness of other controls by rendering their design ineffective or by keeping them from operating effectively. The Company’s material weaknesses are a result of a lack of policies and procedures, with the associated internal controls, to appropriately address entity level matters.  Management concluded that the lack of adherence to the Board of Directors’ policies and more specifically, the Audit Committee Charter, which requires a three member committee with one member qualified as a “financial expert”, caused a failure at the entity level for proper governance over the Company’s financial reporting environment. The lack of oversight on the Company’s routine transactions, as well as a sufficient number of qualified personnel to timely account for such transactions in accordance with U.S. GAAP resulted in the recording of numerous post-closing and late adjusting journal entries during the quarterly reviews and delayed the financial statement closing process for the fiscal year ended 2011.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated March 15, 2012, on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, The Company has not maintained effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity and cash flows of the Company, and our report dated March 16, 2012 expressed an unqualified opinion.

/s/ MSCM LLP

MSCM LLP
Toronto, Canada
March 16, 2012

701 Evans Avenue, 8th Floor, Toronto ON  M9C 1A3, Canada    T (416) 626-6000   F (416) 626-8650   MSCM.CA

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

The information required by this Item is incorporated herein by reference to the section entitled “Directors and Executive Officers and Corporate Governance” of our 2012 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” of our 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Matters” of our 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationship of Certain Beneficial Owners and Management and Related Matters” of our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" of our 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits required by this item are listed on the Exhibit Index attached hereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf  by the undersigned, thereunto duly authorized.

JBI, INC.

Date: March 16, 2012	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Bordynuik	Director and Chairman of the Board; President and Chief Executive Officer	March 16, 2012
John Bordynuik	(Principal Executive Officer)

/s/ Matthew Ingham	Chief Financial Officer	March 16, 2012
Matthew Ingham	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robin Bagai	Director	March 16, 2012
Robin Bagai

/s/ John Wesson	Director	March 16, 2012
John Wesson

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated February 10, 2012, by and between JBI, Inc. and Big 3 Packaging LLC (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 16, 2012).

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3(a) to our Registration Statement on Form SB-2 filed on December 11, 2006).

3.2	Certificate of Amendment to Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 6, 2009).

3.3	Bylaws (Incorporated by reference to Exhibit 3(b) to our Registration Statement on Form SB-2 filed on December 11, 2006).

4.1	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.1	Master Revenue Sharing Agreement between JBI, Inc. and RockTenn Company dated July 29, 2011 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 4, 2011) .*

10.2	Supply and Service Agreement between JBI, Inc. and Coco Asphalt Engineering a division of Coco Paving, Inc. dated June 10, 2011 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 13, 2011).

10.3	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.4	Promissory Note, dated February 14, 2012, by Big 3 Packaging LLC in favor of JBI, Inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2012).

10.5	Lease, dated December 1,, 2011, between JBI, Inc and Avondale Stores Limited. (1)

21.1	Subsidiaries of the Registrant. (1)

JBI RE ONE Inc., an Ontario, Canada corporation.
Plastic2Oil Land, Inc., a Nevada corporation.
Plastic2Oil Marine, Inc. a Nevada corporation.
PAK-IT, LLC a Florida corporation.
Javaco, Inc., an Ohio corporation.
Plastic2Oil of NY #1, LLC a New York corporation.
JBI RE #1, Inc., a New York corporation.

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

__________________
* Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(1) Filed herewith.
(2) Furnished herewith.