Form 10-K/A
period 2011-12-31
JBI, INC.
filed 2012-04-30
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A
Amendment No. 1

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

As of April 27, 2012, there were 73,177,216 shares of the Registrant’s $0.001 par value common stock outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (“Amended Report”) is being filed with the Securities and Exchange Commission to amend the Annual Report on Form 10-K for the year ended December 31, 2011 (“Original 10-K”) of JBI, Inc. (the “Company”) for the following purposes:

•	to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K;
•	to provide the certifications required by Item 15 of Part III in connection with this Amended Report; and
•	to update the Table of Contents to reflect the above changes.

Except for the foregoing, this Amendment No. 1 on Form 10-K/A speaks as of the filing date of the Original 10-K and does not update or discuss any other Company developments after the date of the Original 10-K.

This Amended Report restates only those portions of the Original 10-K affected by the above changes. This Amended Report includes a currently-dated certification from the Company’s Chief Executive Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

JBI, INC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of April 30, 2010, the names and ages of all of our directors and executive officers; and all positions and offices held.  The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position	Present Position Held Since

John Bordynuik	42	President, CEO and Director	April 2009

Matthew Ingham	32	Chief Financial Officer	January 2012

John M. Wesson	59	Independent Director	February 2010

Robin Bagai	61	Independent Director	May 2010

Family Relationships

There are no family relationships between any of the Company’s directors or officers.

Certain Biographical Information

The following summarizes the occupation and business experience of our officers and directors:

John Bordynuik , President, Chief Executive Officer, Director

John Bordynuik is the founder of the Company and has served as the Chairman, CEO, and President of the Company since 2009.  Prior to that, Mr. Bordynuik was President and CEO of John Bordynuik, Inc, a Company acquired by JBI, Inc. as well as a consultant at MIT's Computer Science and Artificial Intelligence Laboratory in their Math and Computation Group.  He addressed MIT's legacy computer data issues by developing highly sophisticated technology to read these tapes and has since recovered all of the research stored on more than 10,000 tapes. Mr. Bordynuik attended Brock University from where he was directly hired into the Ontario Legislature.

Matthew Ingham, Chief Financial Officer

Matthew Ingham has served as CFO of the Company since January 2012.  From 2009 until 2012, Mr. Ingham served as the Senior Manager of Technical Accounting for Insight Enterprises, Inc, a Fortune 500 Information Technology Company.  During this time, he reported to Executive and Senior Management in handling all significant and complex accounting transactions.  From 2003 to 2009, Mr. Ingham served an Audit Manager for Ernst & Young where he was responsible for the oversight of numerous Fortune 500 company audits for the firm.  He received a Bachelor of Science Degree from the University of Buffalo with concentrations in Accounting and Finance in 2001. He holds active Certified Public Accounting Licenses in New York and Arizona.

John M. Wesson, Director

John Wesson has served as a director of the Company since February 14, 2010. From Nov 2008 until his retirement in 2010, Mr. Wesson was a BSA (Bank Secrecy Act) Associate Bank Officer at Bank Leumi USA in New York City where he worked closely with regulatory agencies such as FINCEN (Financial Crimes Enforcement Network) and Treasury (OFAC). Between Jan 2001 and September 2006 Mr. Wesson worked in Operations at Bank Leumi in Beverly Hills California. In the interim he held various temporary jobs, including working briefly at Citi Group in Portland, Maine. Additionally, Mr. Wesson served in the U.S. Army, Military Intelligence branch, from 1986 to 1991 and was deployed to Kuwait and Iraq during Desert Storm. Mr. Wesson is a graduate of Drew University in Madison, NJ with a B.A. in Psychology and Minor in Ethics.

Robin Bagai , Director

Dr. Robin Bagai, Psy.D. has served as a director of the Company since May 6, 2010.  Dr. Bagai has been a clinical psychologist consultant in private practice in Portland, Oregon since 1992. Dr. Bagai specializes in diagnostic testing and evaluation of adults and adolescents throughout Oregon. He has been an adjunct professor at Portland State University, supervising graduate students in the department of Counselor Education. Dr. Bagai has previously served on the boards of the Portland Psychological Association (PPA) and the Portland Alliance for the Advancement of Psychodynamic Psychotherapy (PAAPP).   Dr. Bagai received his Master’s degree in Counseling Psychology from Antioch University, Seattle in 1986, and his Doctorate in Clinical Psychology from Pacific University School of Professional Psychology, Forest Grove, in 1990. Dr. Bagai was licensed in Oregon in 1992.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees.  The Company is required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2011.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2011, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except as follows: (i) a Form 4 filed by Mr. Wesson on June 27, 2011 to report his acquisition of 50,000 restricted shares of common stock was not filed timely, (ii) a Form 4 filed by Mr. Wesson on November 15, 2011 to report his acquisition of 9,722 shares of common stock and the acquisition of 49,252 shares of common stock (transfer from indirect to direct ownership) was not filed timely, (iii) a Form 4 filed by Robin Bagai on June 27, 2011 to report his acquisition of 50,000 restricted shares of common stock was not filed timely, and (iv) a Form 4 filed by Robin Bagai on November 15, 2011 to report his acquisition of 9,722 shares of common stock was not filed timely (v) a Form 4 filed by Mr. Bordynuik to report his acquisition of 50,000 shares of common stock on June 23, 2011 was not filed timely; and (vi) a Form 4 was not filed by Dr. Smith, the Company’s former COO, to report his acquisition of 50,000 shares of common stock on June 23, 2011.

COMMITTEES OF THE BOARD OF DIRECTORS

We have separate Audit Committee, Compensation and Nominating Committees of our Board of Directors.  Each of our Audit Committee, Compensation Committee and Nomination Committee is composed of a majority of independent board members and is also chaired by an independent board member. The Board has determined that the directors on such committees are “independent” directors based on the definition in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Audit Committee  The Audit Committee is responsible for recommending independent accountants to the Board, reviewing the Company’s financial statements with management and the independent accountants, making an appraisal of the audit effort and the effectiveness of financial policies and practices and consulting with management and the independent accountants with regard to the adequacy of internal accounting controls.  The Audit Committee operates under a formal charter adopted by the Board that governs its duties and standards of performance.  The Company plans to post the Audit Committee charter on the Company’s website at www.plastic2oil.com shortly after filing this report.

The members of the Audit Committee are John Wesson (Chairman) and Robin Bagai.  The Board does not currently have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K.  The Audit Committee met eight times in 2011

Compensation Committee  The members of the Compensation Committee are John Wesson (Chairman) and Robin Bagai.

Nomination Committee  The members of the Compensation Committee are John Wesson and Robin Bagai (Chairman).

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A copy of our code of ethics was filed with the Form 10-K for the year ended December 31, 2006, filed on March 2, 2007.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A copy of our code of ethics was filed with the Form 10-K for the year ended December 31, 2006, filed on March 2, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

I.	Overview of Previous Year Performance and Compensation:

The 2011 year was both a development and growth year for the Company. Most significantly, our key developments were enhancements to the engineering of the processor including modularization and the designing of a fuel separation and blending system, the design of the pre-melt and the signing of multiple contracts.  The Company also faced significant barriers to roll-out through various non-recurring expenses to the Company.  The drain of resources, both through development and non-recurring administrative expenses, significantly impacted the roll-out of the processors and subsequent generation of revenues.

In light of all activity, the Compensation Committee felt that the CEO significantly increased the strength and value of the company.

Pursuant to the original contract dated May 19th, 2010 and effective as of July 16th, 2010, base salary was to consist of $216,500 per annum and performance compensation was to have been authorized in stock option grants of:

1.           The first tranche of 100,000 options at an exercisable at the closing bid price of the Company’s common stock on May 20, 2010.

2.   The second tranche of 75,000 options vesting upon the completion of 5 fully operational Plastic 2 Oil (“P2O”) processors.

3.           The third tranche of 75,000 options when the Company’s market capitalization exceeds $500,000,000 as determined by the Company’s independent accounting firm

The Compensation Committee and the full Board of Directors subsequently determined that stock options were not in the best interest of the Company and its shareholders, and so a resolution was passed prohibiting the issuance of stock options for the Company until such time as a formal plan was adoted. Subsequently, the CEO received no stock compensation under the May, 2010 contract.

In lieu of stock options per original contract, the Compensation Committee approved a one-time compensation bonus to the CEO in January 2011 in the amount of $20,000, upon the basis of bringing P2O to operational status, and having worked without salary until that milestone was achieved.  Additionally, the Compensation Committee granted a performance bonus of 50,000 shares each to both the CEO and COO in June 2011, based on significant achievements in bringing the Company from a development stage to a growth stage.

Aside from base salary and one-time bonus, no other compensation was received by the CEO in 2011.

II.	Elements of Compensation for the Past Fiscal Year:

As per best practice procedures for compensation, said compensation is comprised of base salary and performance compensation determined upon evaluation of comparable companies and CEO’s salaries in other micro-cap companies as evaluated in a compensation report by the National Association of Corporate Directors, or the NACD, and Pearl Meyer & Partners (an independent compensation consultancy). However, 2011 Salary and Compensation was primarily determined by milestones effected in original contract and independent research of comparable microcap companies, as the Company was not subscribed to NACD in early 2011.

Compensation evaluations for 2011 were done for both the CEO and the COO as the executive officers of the company.

 In light of the Compensation Committee to restrict the issuance of options, no stock options were granted as  performance compensation was received by the CEO or COO in 2011.  Both the CEO and COO however, did receive 50,000 shares as a performance bonus, based upon the recommendation of the Compensation Committee and justified by the substantial progress made in 2011 in the development of the Company.

III.	Performance Targets for Past Year

Per original contract, Performance Goals for the five year contract period were:

1.	The completion of 5 fully operational Plastic 2 Oil (“P2O”) processors.

2.	The Company’s market capitalization exceeding $500,000,000 as determined by the Company’s independent accounting firm.

The Compensation Committee’s analysis of growth and development, and best practice determination of annual and long-term performance goals, calls for modification of said goals into annual and long term.

The Compensation Committee also noted the achievement of other significant milestones achieved in 2011, which were not noted per original contract, including:

1.	P2O Operational Status
2.	NYSDEC approval and permits
3.	Rock-Tenn contract
4.	Oxy Vinyl contract
5.	Indigo Energy contract
6.	XTR Energy Contract
7.	Enhancement and modularization of the Processor
8.	Initial sales of fuel from P2O
9.	Development of a pre-melt system

The achievement of these goals has helped transition the Company from the development stage to the production stage with significant potential for growth, revenue and shareholder equity, contingent upon the successful completion of business plan for roll-out of processors.

IV.	Compensation Decisions Made in Past Fiscal Year:

As indicated above, the issuance of stock options to management was discontinued and both the CEO and COO received stock as a performance bonus was paid in 2011.  The Compensation Committee also re-assessed the performance milestones which are now subject to annual review going forward.  Additionally, as indicated above, the CEO received a one-time bonus of $20,000 on Jan 6, 2011 based on these same performance metrics. The CEO’s compensation was comprised of base salary.

V.	Compensation Framework: Policies, Process, and Risk Considerations:

In 2011, Compensation and COO’s pay was determined to be base salary and performance bonus based upon 2010 contract, and in line with comparable micro-cap companies.

Current Compensation Policy is for combined Salary, benefits, and Performance Compensation based upon annual and long-term milestones, reviewed annually by the Compensation committee to determine consistency with comparable companies per NACD and Pearl Meyer & Partners annual reports, valid and reasonable milestones based upon current conditions, and determination as to whether said goals were reasonably obtained.

Benefits include:
•
Vacation: An annual paid vacation in accordance with the Company's policy applicable to senior executives from time to time in effect, but in no event less than three weeks per calendar year (as prorated for partial years)

•
Business and Entertainment Expenses: Upon presentation of appropriate documentation, the Executive shall be reimbursed for all reasonable and necessary business and entertainment expenses incurred in connection with the performance of his duties hereunder, all in accordance with the Company's expense reimbursement policy applicable to senior executives from time to time in effect.

•
Insurance: The Executive and each individual family member of the Executive shall be entitled to health and insurance plan providing international standard coverage as determined by the Company after consultation with the Executive.

Base pay is determined based upon the matrix provided by NACD and Pearl Meyer, as the Company is in a unique position of being a start-up company without a significant market of comparable companies upon which to make a valuation.

Basepay is evaluated on median pay of micro-cap companies.

The Company did not have “say on pay” input, per Frank-Dodd legislation, in 2011 due to the fact that the Company did not affect CEO compensation until July 2010 on annual basis, and first opportunity for said shareholder vote would be 2012 for the preceding year.  Furthermore, the Company was a smaller reporting company prior to 2012 and not subject to “say on pay”

a.	Vesting periods – none
b.	Timing and pricing of stock option grants and awards – none for 2011
c.	The repricing or exchange of stock options or other stock-related awards – N/A
d.	Stock ownership guidelines – none
e.	Performance targets:
1.	The completion of 5 fully operational Plastic 2 Oil (“P2O”) processors.
2.	The Company’s market capitalization exceeds $500,000,000 as determined by the Company’s independent accounting firm
f.	Any material tax or accounting treatment – none
g.	Policy on hedging of company stock by executives – prohibited
h.	Clawback provisions – none as of this date
i.	Policy on the modification of performance targets – none for 2011.

Compensation Process:

As of 2011, Compensation was based solely upon base salary consideration as per the May, 2010, five year contract. Performance Compensation was terminated due to elimination of options, and was not re-evaluated.

a.	Due to limited resources, and need for finances to be kept for corporate purposes, and legal fees, no corporate consultants were used. The company directors affiliated with NACD in 2011
b.	Independence of compensation consultants – N/A
c.	Benchmarks for remuneration targets – default to base salary 100% due to elimination of options grants.
d.	Peer group used for determination of CEO and COO – none. No Peer group identifiable for usage. Determination based upon general micro-cap evaluation.
e.	Changes to list of Peer Group companies – N/A.

Risk considerations:

Currently there are no risk considerations in regard to executive compensation. As the company is in formative status, transitioning from development to growth, and without comparables to make evaluation on, risk assessment has been impractical. The company has no risk committee at this time, and risk evaluation is comprised of ongoing Board discussions.

VI.	Employment and Termination Agreements

CEO’s contract stipulates guaranteed salary of $216,500 per year, with performance bonuses based upon accomplished milestones. Those performance bonuses were negated by the elimination of option grants. Future performance bonuses are to be determined on annual evaluation and approval by Compensation Committee and Board of Directors, and are not part of contract agreement.

Duration of employment is five years commencing May 2010, with extension terms as agreeable by both parties 30 days prior to termination date. Termination issues include death, disability, cause, and without cause.

Cause: “Cause” shall mean, as determined by the Board (or its designee) (1) conduct by the Executive in connection with his employment duties or responsibilities that is fraudulent, unlawful or grossly negligent; (2) the willful misconduct of the Executive; (3) the willful and continued failure of the Executive to perform the Executive's duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness); (4) the commission by the Executive of any felony (other than traffic-related offenses) or any crime involving moral turpitude; (5) violation of any material policy of the Company or any material provision of the Company's code of conduct, employee handbook or similar documents; or (6) any material breach by the Executive of any provision of this Agreement or any other written agreement entered into by the Employee with the Company.

Without cause: On the sixtieth (60th) day following written notice by either Party to the other Party without Cause, other than for death or Disability of the Executive.  The Company may also terminate this Agreement for cause at any time in the event of the failure of the Executive to perform duties assigned by the Company in a correct, timely and expeditious manner or in the event of material violation by the Executive of any term or condition of this Agreement.

Consequences of potential termination:

a.
Disability.  Upon termination of the Employment Term because of the Executive's Disability, the Company shall pay or provide to the Executive (1) any unpaid Base Salary and any accrued vacation through the date of termination; (2) any unpaid Annual Bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (3) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (4) all other payments or benefits to which the Executive may be entitled under the terms of any applicable employee benefit plan, program or arrangement (collectively, “Accrued Benefits”).

b.	Death. Upon the termination of the Employment Term because of the Executive's death, the Executive's estate shall be entitled to any Accrued Benefits.

c.
Termination for Cause. Upon the termination of the Employment Term by the Company for Cause or by either party in connection with a failure to renew this Agreement, the Company shall pay to the Executive any Accrued Benefits.

d.
Termination without Cause.  Upon the termination of the Employment Term by the Company without Cause, the Company shall pay or provide to the Executive (1) the Accrued Benefits, and (2) (A) a payment equal to one and a half of the monthly Base Salary, and (B) a payment of (x) one monthly Base Salary multiplied by (y) the number of full years the Executive has served as the Chief Executive Officer of the Company when the Employment Term is terminated without Cause. In addition, in the event of termination without Cause, the Company shall provide the Executive with the opportunity to vest and exercise all stock options issued to the Executive pursuant to Section 3(b) contract.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended December 31, 2011, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

					Non-Equity Incentive Plan Compensation
Named Executive Officer and Principal Position	Year	Salary ($)	Share-Based Awards ($)	Option-Based Awards ($)	Annual Incentive Plans ($)	Long-term Incentive Plans ($)	Pension Value ($)	All Other Compensation ($)	Total Compensation ($)
John Bordynuik, President & CEO	$2011	$216,506	$196,500(1)	$0	$20,000	$0	$0	$0	$433,006
	2010	6,923(2)	0	0	0	0	0	0	6,923
	2009	0(3)	0	0	0	0	0	0	0
Matthew Ingham, CFO	2011	0(4)	0	0	0	0	0	0	0
Jacob Smith, COO (5)	2011	106,365	196,500(1)	0	0	0	0	0	302,865
	2010	100,000(7)	555,000(6)	0	0	0	0	0	655,000
	2009	16,000	0	0	0	0	0	0	16,000
Ron Baldwin, former CFO	2011	180,000(8)	0	0	0	0	0	0	180,000
	2010	144,000	0	0	0	0	0	0	144,000
	2009	36,000(9)	0	0	0	0	0	0	36,000

Notes:
(1) 50,000 shares each were issued to Mr. Bordynuik and Dr. Smith on June 23, 2011.  The closing price on June 23, 2011 was $3.93.
(2) Amount represents salary for two weeks in 2010, pursuant to Mr. Bordynuik’s employment agreement.
(3) During 2009, Mr. Bordynuik did not receive a salary.
(4) Mr. Ingham’s employment with the Company began with JBI on January 9, 2012.
(5) The Company accepted Dr. Smith’s resignation on March 12, 2012.
(6) 100,000 shares were issued to Dr. Smith on January 11, 2010.  The closing price on January 11, 2010 was $5.55.
(7) Dr. Smith’s salary for two months of service in 2009
(8) Mr. Baldwin resigned on April 6, 2011. His salary consisted of 3 months of salary and severance payments of one year of salary.
(9) Mr. Baldwin’s Salary for three months of service in 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table .
There were no stock options issued or exercised during period ending December 31, 2010, by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table .
There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. On April 1st, 2011 each independent director was authorized to receive 50,000 shares of restricted common stock as late compensation for board services during 2010. This share grant for the prior year was not received until late June 2011, at which time a Form 4 was filed. For compensation during all of 2011, each independent director was issued a total equivalent of $35,000 worth of restricted shares of common stock for serving on the board. These shares were distributed in two 50% tranches, with the first tranche based on the closing share price on August 1st, (and received in October) and the second tranche based on the closing share price on December 31st, 2011. This second tranche was not authorized until January 17, 2012, and is therefore not included in the share ownership table below.

Independent directors have received no forms of compensation for services other than shares of restricted common stock.

Employment Contracts

On January 1, 2010, the Company entered into an employment agreement with Dr. Jacob Smith, the Company’s COO. The agreement has a two-year term expiring on December 31, 2011. Pursuant to the agreement, Dr. Smith earned an annual salary of $100,000 and was entitled to 100,000 shares of Common stock as incentive.  Effective March 12, 2012, Dr. Smith resigned.

On May 19, 2010, the Company entered into an employment agreement with John Bordynuik, the Company’s President and CEO.  The agreement has a five-year term which ends on May 19, 2015, and may be extended upon the mutual agreement of the Company and Mr. Bordynuik. Pursuant to the agreement, and a resolution of the Board of Directors, Mr. Bordynuik’s non-retrospective annual salary of $216,500 commenced on December 14, 2010, the date on which the Company’s receipt of the Consent Order New York State Department of Environmental Conservation (“NYSDEC”) allowing it to commercially operate the Company’s first large-scale P2O processor.

Stock Option Exercised

None

Outstanding Equity Awards at Fiscal Year-End

None

Aggregated Option Exercises and Fiscal Year-End Option Values

None

Long-Term Incentive Plan Awards Table

None

Pension Benefits Table

None

Nonqualified Deferred Compensation Table

None

All Other Compensation Table

None

Perquisites Table

None

Potential Payments Upon Termination Or Change In Control Table

None.

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A copy of our code of ethics was filed with the Form 10-K for the year ended December 31, 2006, filed on March 2, 2007.  A copy of the Code of Ethics is posted on the Company’s website, www.plastic2oil.com.  Any amendment to or waiver from our Code of Ethics will be posting on our website.

COMPENSATION COMMITTEE REPORT

The following report is submitted by the Compensation Committee of the Board of Directors of JBI, Inc. (the “Company”), which is composed of two independent directors, Messrs. Wesson (Chairman) and Bagai. The Board of Directors has concluded that each member of the Compensation Committee is independent, and that during 2011 each member of the Compensation Committee was independent, in each case according to the independence standards set forth in the NASDAQ listing standards.

The Compensation Committee oversees the Company’s compensation program on behalf of the Board of Directors. During 2011, the Compensation Committee met three times. In fulfilling its oversight duties, the Compensation Committee reviewed and discussed with management the “Compensation Discussion and Analysis” set forth in this proxy statement.

Based on the review and discussions referred to above, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” be included in the proxy statement and the Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The report of the Compensation Committee set forth in this proxy statement shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act. In addition, it shall not be deemed incorporated by reference by any statement that incorporates this proxy statement by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference.

Respectfully submitted,

John Wesson, Chairman
Robin Bagai

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names of each person known to us to own more than 5% of our outstanding shares of common stock as of April 27, 2012, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name	Position with the Company	Shares of Common Stock	Percentage of Class (Common Stock) Held	Shares of Series A Preferred Stock	Percentage of Class (Series A Preferred Stock) Held
John Wesson (1)	Director	315,482	0.4%
Robin Bagai (1)	Director	163,115	0.2%
John Bordynuik	President, Chief Executive Officer, Director	5,323,846	7.3%	1,000,000	100%
Matthew Ingham	Chief Financial Officer	39,465	0.1%
All executive officers and directors of the Company as a group (4 persons).		5,841,908	8.0%	1,000,000	100%

Notes:
(1) Members of the Audit Committee, Compensation Committee and the Nominating Committee.
(2) John Bordynuik owns 100% of the issued and outstanding Series A Preferred Shares of the Company.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

As of April 30, 2012, our authorized capitalization was 155,000,000 shares of capital stock, consisting of 150,000,000 shares of common stock, $0.001 par value per share and 5,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

We are authorized to issue 150,000,000 shares of common stock, $.001 par value per share. As of the filing of this Form 10-K/A, approximately 73,177,216 common shares are issued and outstanding.

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

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, $.001 par value per share.  As of the date hereof, 1,000,000 Series A Super Voting Preferred Shares are issued and outstanding, all of which are held by Mr. John Bordynuik, our Chairman, Chief Executive Officer and President.  Holders of the Series A Super Voting Preferred Shares have one hundred (100) times the number of votes that holders of common stock are entitled to on all matters submitted to shareholders for their action or consideration.

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

During 2011, the Company’s President and Chief Executive Officer returned 3,000,000 shares of common stock to the treasury.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2011 and December 31, 2010, respectively, for professional services rendered by WithumSmith+Brown, PC our former independent registered accounting firm, and MSCM our current independent registered accounting firm for the audit of the Company's annual financial statements and for audit-related services, tax services and all other services, as applicable.

Service Provided	Fiscal 2011		Fiscal 2010

Annual Audit	$557,210	(2)	$68,600	(1)

Audit Related Fees
Assurances and Related Sources	48,000 (3)

Tax Fees
Tax Services	19,500		-

All Other Fees
Fees for other services			56,050

Total Fees	624,710		124,650

(1)
Includes the 2010 Form 10-Q’s reviewed by WithumSmith+Brown, PC, and does not include fees from the Company’s current independent registered accounting firm, MSCM, LLP for the audit of fiscal year 2010.

(2)	Includes the 2011 Form 10-Q’s reviewed by MSCM, LLP and 2010 audit fees.
(3)	Includes fees for review of prior auditor workpapers and work.

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

JBI, INC.

Date: April 30, 2012	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Bordynuik	Director and Chairman of the Board; President and Chief Executive Officer	April 30, 2012
John Bordynuik	(Principal Executive Officer)

/s/ Matthew Ingham	Chief Financial Officer	April 30, 2012
Matthew Ingham	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robin Bagai	Director	April 30, 2012
Robin Bagai

/s/ John Wesson	Director	April 30, 2012
John Wesson

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

__________________
(1) Filed herewith.
(2) Furnished herewith.