Form 10-Q
period 2012-03-31
JBI, INC.
filed 2012-05-15
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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

(905) 384-4383
( Registrant’s telephone number, including area code)

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

As of May 14, 2012, there were 73,177,216 shares of Common Stock, $0.001 par value per share, issued and outstanding.

JBI Inc.
Index Page

Index Page

Part I Financial Information
Item 1	Financial Statements	5
	Condensed Consolidated Balance Sheets – March 31, 2012 (Unaudited) and December 31, 2011	5
	Condensed Consolidated Statements of Operations – Three Month Periods Ended March 31, 2012 and 2011 (Unaudited)	6
	Condensed Consolidated Statements of Changes in Shareholders’ Equity – Three Month Period Ended March 31, 2012 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows – Three Month Periods Ended March 31, 2012 and 2011 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4	Controls and Procedures	29

Part II Other Information
Item 1	Legal Proceedings	30
Item 1a	Risk Factors	30
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3	Defaults Upon Senior Securities
Item 4
Item 5	Other Information
Item 6	Exhibits	31

Signatures

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

Unless otherwise noted, references in this registration statement to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$375,800	$2,511,469
Cash held in attorney trust (Note 2)	43,889	-
Accounts receivable, net of allowance for doubtful accounts of $44,730 (2011 - $331,695)(Note 2)	303,646	286,174
Inventories, net of reserve of $160,000 (2011 - $160,000) (Note 4)	204,734	307,098
Assets held for sale	-	866,093
Prepaid expenses and other current assets	634,467	515,820
TOTAL CURRENT ASSETS	1,562,536	4,486,654

PROPERTY, PLANT AND EQUIPMENT, NET (Note 5)	5,175,707	4,115,200
OTHER ASSETS
Long-term notes receivable (Note 6)	467,257	-
Deposits and other assets	58,077	31,897
TOTAL OTHER ASSETS	525,334	31,897
TOTAL ASSETS	$7,263,577	$8,633,751
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,358,432	$1,987,573
Accrued expenses	628,937	815,273
Equity derivative liability (Note 11)	1,000,643	-
Short-term loans (Note 7)	105,000	230,000
Stock subscriptions payable	275,000	3,026,000
Customer advances	38,011	125,245
Capital lease – current portion (Note 9)	13,798	13,798
TOTAL CURRENT LIABILITIES	4,419,821	6,197,889

LONG-TERM LIABILITIES
Other long-term liabilities	28,022	28,566
Mortgages payable and capital lease (Note 9)	306,808	295,684
TOTAL LIABILITIES	4,754,651	6,522,139
Subsequent Events (Note 17)
Commitments and Contingencies (Note 10)
SHAREHOLDERS' EQUITY (Note 11)
Common Stock, par $0.001; 150,000,000 authorized, 73,047,917 shares at March 31, 2012 and 68,615,379 shares at December 31, 2011	73,049	68,616
Common Stock Subscribed, 1,032,984 shares at cost at March 31, 2012 and 811,538 shares at cost at December 31, 2011	819,285	839,062
Common Stock Warrants to purchase shares of Common Stock for $2.00 per share, 1,997,500 Warrants at March 31, 2012	2,037,450	-
Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	1,000	1,000
Additional paid in capital	36,951,975	35,748,538
Accumulated deficit	(37,373,833)	(34,545,604)
TOTAL SHAREHOLDERS' EQUITY	2,508,926	2,111,612
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,263,577	$8,633,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Month Periods Ended March 31,
(Unaudited)

	2012	2011
SALES
P2O	$226,462	$-
Javaco	406,718	581,654
	633,180	581,654
COST OF SALES
P2O	177,849	-
Javaco	339,658	517,808
	517,507	517,808

GROSS PROFIT	115,673	63,846

OPERATING EXPENSES
Selling general and administrative expenses	3,016,794	1,980,373
Depreciation of property, plant and equipment	140,034	73,156
Accretion of other long-term obligations	214	-
Amortization of intangible assets	-	27,781
Research and development expenses	-	287,955
Impairment loss – property, plant and equipment (Note 2)	36,500	-
Impairment loss - Intangible assets	-	354,870
TOTAL OPERATING EXPENSES	3,193,542	2,724,135

LOSS FROM OPERATIONS	(3,077,869)	(2,660,289)

OTHER INCOME (EXPENSE)
Gain on fair value measurement of equity derivative liability (Note 11)	213,812	-
Interest expense, net	(7,128)	(5,472)
Other income, net	42,956	24,465
	249,640	18,993
LOSS BEFORE INCOME TAXES	(2,828,229)	(2,641,296)

CURRENT AND FUTURE INCOME TAX EXPENSE (Note 8)	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(2,828,229)	$(2,641,296)
NET LOSS FROM DISCONTINUED OPERATIONS (Note 15)	-	(118,641)

NET LOSS	$(2,828,229)	$(2,759,937)
Basic and diluted net loss from continuing operations per share	$(0.04)	$(0.05)
Basic and diluted net loss from discontinued operations per share	$-	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	72,175,861	53,579,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Month Period Ended March 31, 2012 (Unaudited)

	Common Stock $0.0001 Par Value		Common Stock Subscribed		Common Stock Warrants		Preferred Stock $0.0001 Par Value		Additional paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Warrants	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, DECEMBER 31, 2011	68,615,379	$68,616	811,538	$839,062	-	$-	1,000,000	$1,000	$35,748,538	$(34,545,604)	$2,111,612

Common Stock issued for services in the prior year, ranging from $0.60 to $2.38 per share	731,538	732	(731,538)	(799,062)		-	-	-	798,330	-	-

Common stock issued for purchase of equipment in the prior year	80,000	80	(80,000)	(40,000)			-	-	39,920	-	-

Common stock issued in connection with private placement, $1.00 per unit,	3,421,000	3,421	-		1,710,500	1,744,710	-	-	458,414	-	2,206,545

Common stock subscribed for finders fee	-	-	287,000	287	287,000	292,740	-	-	(293,027)		-

Common stock issued for repayment of loan, $1.00 per share	200,000	200	-	-		-	-	-	199,800	-	200,000

Common stock subscribed for services, ranging from $0.60 to $1.48 per share.	-	-	715,198	783,878		-	-	-	-	-	783,878

Common stock subscribed for equipment, $1.48 per share	-	-	30,786	35,120		-	-	-	-	-	35,120

Net loss	-	-	-	-		-	-	-	-	(2,828,229)	(2,828,229)

BALANCE, MARCH 31, 2012	73,047,917	$73,049	1,032,984	$819,285	1,997,500	$2,037,450	1,000,000	$1,000	$36,951,975	$(37,373,833)	$2,508,926

  The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31,
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,828,229)	$(2,641,296)
Net loss from discontinued operations	-	(118,641)
Items not affecting cash:
Depreciation of property plant and equipment	140,034	73,156
Accretion of other long-term obligations	214	-
Amortization of intangible assets	-	27,781
Other Income	(12,000)	-
Impairment charges	36,500	354,870
Foreign exchange gain	10,838	17,050
Mark-to-market adjustment of equity derivative liability	(213,812)	-
Recovery of uncollectible accounts	(4,236)	(40,590)
Stock issued for services	719,165	574,739
Non-cash items impacting discontinued operations	-	206,214
Working capital changes:
Accounts receivable	(13,237)	(59,002)
Inventories	102,364	(51,745)
Prepaid expenses and other current assets	(53,647)	30,506
Deposits & other assets	(9,206)	-
Accounts payable	370,859	304,967
Accrued expenses	(174,336)	(158,326)
Income taxes payable	-	146,219
Other long-term liabilities and customer advances	(87,992)	-

Changes attributable to discontinued operations	398,836	148,352

NET CASH USED IN OPERATING ACTIVITIES	(1,617,885)	(1,185,746)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(1,201,921)	(121,486)
Deposits for investing activities	(16,974)	(9,771)
(Increase) decrease in cash held in attorney trust	(43,889)	255,190

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,262,784)	123,933

CASH FLOWS FROM FINANCING ACTIVITIES
Stock proceeds, net	495,000	504,672
Repayment of stock subscriptions payable advances	(100,000)	-
Proceeds from short term loans	75,000	-
Proceeds from stock subscription advances	275,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	745,000	504,672

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,135,669)	(557,141)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,511,469	724,156

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$375,800	$167,015

Supplemental disclosure of cash flow information (Note 14):
Cash paid for income taxes	$-	$5,781
Cash paid for interest	$7,128	$5,472

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

JBI, Inc. (the “Company” or “JBI”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006.  310 had no significant activity from inception through 2009.  In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310, and subsequently was appointed President and CEO of the Company.  During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, Plastic2Oil® (or “P2O®”).  Plastic2Oil is a combination of proprietary technologies and processes developed by JBI which convert waste plastics into fuel.  JBI currently, as of the date of this filing, operates two processors at its Niagara Falls, NY, facility (the “Niagara Falls Facility”).

The Company completed three business acquisitions since April 2009:

In June 2009, the Company purchased certain assets from John Bordynuik, Inc., a corporation founded by John Bordynuik, our Chief Executive Officer. The assets acquired from John Bordynuik, Inc. included tape drives, computer hardware, servers and a mobile data recovery container to read and transfer data from magnetic tapes and these assets are used in the Company’s Data Recovery & Migration business.  The Company process for data recovery was developed by the Company’s our Chief Executive Officer, John Bordynuik, and continues to be highly dependent on Mr. Bordynuik to interpret the data. This has been an impediment to the Data Recovery & Migration Business achieving revenue in 2010 and 2011.

In August 2009, the Company acquired Javaco, Inc. (“Javaco”) a distributor of electronic components, including home theater and audio video products.

In September 2009, the Company acquired Pak-It, LLC (“Pak-It”).  Pak-It operates a bulk chemical processing, mixing, and packaging facility.  It also has developed and patented a delivery system that packages condensed cleaners in small water-soluble packages.  During 2011, the Company initiated a plan to sell certain operating assets of Pak-It and as a result, the operations of Pak-It have been classified as discontinued operations for all periods presented (Notes 15).  During the quarter, in February 2012, the sale of Pak-It was finalized with an effective date of January 1, 2012.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has an accumulated deficit of $37,373,833 at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings.

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

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial production goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Javaco, Pak-it, JBI (Canada) Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil of NY#1, Plastic2Oil Marine Inc. and Plastic2Oil Land Inc. (dissolved in 2011).  All intercompany transactions and balances have been eliminated on consolidation.  Amounts in the consolidated financial statements are expressed in US dollars. Pak-It has also been consolidated; however, as mentioned its operations for all periods presented are classified as discontinued operations.

Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of intangible assets, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities and accounts receivable exposures and the valuation of the equity derivative liability and warrants.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Cash Held in Attorney Trust

The amount held in trust represents retained funds for legal services to be provided to the Company.

Accounts Receivable

Accounts receivable represent unsecured obligations due from customers under terms requesting payments upon receipt of invoice up to 90 days, depending on the customer. Accounts receivable are non-interest bearing and are stated at the amounts billed to the customer net of an allowance for uncollectible accounts. Customer balances with invoices over 90 days old are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer remittance, or if unspecified, are applied to the earliest unpaid invoice.

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. Accounts receivable determined to be uncollectible are recognized using the allowance method. The allowance for uncollectible accounts for the period ended March 31, 2012 and the year ended December 31, 2011 was $44,730 and $331,695.

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

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented.

As of March 31, 2012 and December 31, 2011, the Company determined that due to the time constraints placed on our CEO, John Bordynuik as the growth of the P2O business has been nearly his sole focus and where the vast majority of his time is spent, it is unable to determine when the data business will begin producing revenues and cannot justify the value of the assets on the books of the Company.  As such, the Company determined that these assets no longer had value to the Company and recorded an impairment charge of $36,500 to write the assets down to $Nil.

Intangible Assets

Intangible assets consisted of customer related and marketing related intangible assets.  As of December 31, 2011, the Company had fully impaired and recorded an impairment loss of $354,870 related to their Intangible Assets.  These losses were solely related to Javaco.  At March 31, 2012, there is no balance of the intangible assets in the Company’s financial statements.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in amortization expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of other long-term liabilities in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  The balance of such asset retirement obligation is included in accrued expenses for the short-term portion and other long-term liabilities for the long term portion, with balances of $28,843 and $28,566 as of March 31, 2012 and December 31, 2011, respectively.

Environmental Contingencies

The Company records environmental liabilities at their undiscounted amounts on our balance sheet as other current or long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. These costs may be discounted to reflect the time value of money if the timing of the cash payments is fixed or reliably determinable and extends beyond a current period.   Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

The Company evaluates any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties including insurance coverage separately from our liability. Recovery is evaluated based on the creditworthiness or solvency of the third party, among other factors. When recovery is assured, we record and report an asset separately from the associated liability on our balance sheet. No amounts for recovery have been accrued to date.

Assets Held for Sale

An asset or business is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. In isolated instances, assets held for sale may exceed one year due to events or circumstances beyond the Company’s control. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less costs to sell, and the assets are no longer depreciated or amortized. An impairment charge is recognized if the carrying value exceeds the fair value. The assets and related liabilities are aggregated and reported on separate lines of the balance sheet.

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

Shipping and Handling Costs

The Company’s shipping and handling costs of $13,335 and $17,015, for the periods ending March 31, 2012 and 2011 respectively, are included in cost of goods sold for all periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs approximated $5,757 and $4,758 during the three month periods ended March 31, 2012 and 2011, respectively.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the periods ending March 31, 2012 and 2011 the Company expensed $Nil and $287,955, respectively, towards research and development costs.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at March 31, 2012 and December 31, 2011. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country.  The years ending December 31, 2008 through December 31, 2011 are open tax years.

Loss Per Share

These condensed consolidated financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive.

Segmented Reporting

The Company operates in three reportable segments. ASC 280-10, ("Disclosures about Segments of an Enterprise and Related Information"), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's operating segments include plastic to oil conversion (Plastic2Oil), distribution of electronic components (Javaco) and Corporate.  The Company’s Chief Operating Decision Maker is the Company’s Chief Executive Officer.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, mortgage payable, advances from customers, stock subscriptions payable, the equity derivative liability and short-term loans approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

Reclassifications

To conform with the basis of presentation adopted in the current year, certain figures previously reported have been reclassified.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2011, an update was made by the FASB to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”).  It provides amendments to the definition of fair value and the market participant concept, grants an exception for the measurement of financial instruments held in a portfolio with certain offsetting risks, and modifies most disclosures.  The changes in disclosures include, for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used and a description of the valuation processes in place.  The new guidance also requires disclosure of the highest and best use of a nonfinancial asset.  This standard will be effective prospectively during interim and for annual periods beginning after December 15, 2011.  The adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued an ASU No. 2011-05 relating to the presentation of other comprehensive income (“OCI”). This ASU does not change the items that are reported in OCI, but does remove the option to present the components of OCI within the statement of changes in equity. In addition, this ASU will require OCI presentation on the face of the financial statements. These changes are effective for interim and annual periods that begin after December 15, 2011, and are applied retrospectively to all periods presented. Early adoption is permitted. The Company adopted the ASU beginning January 1, 2012, its adoption did not impact the presentation of the condensed consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 to simplify how entities, both public and non-public, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. These changes are effective for interim and annual periods that begin after December 15, 2011.  As the Company has fully provided for the goodwill this guidance did not have a significant impact on these condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

The Company believes the above discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

NOTE 4 – INVENTORIES, NET

Inventories consist of the following:

	March 31, 2012	December 31, 2011

Raw materials	$22,058	$64,191

Finished goods	342,676	402,907
Obsolescence reserve	(160,000)	(160,000)

Total inventories	$204,734	$307,098

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

March 31, 2012	Cost	Accumulated Amortization	Net Book value

Leasehold improvements	$66,078	$(19,061)	$47,017
Machinery and office equipment (including assets purchased under capital lease)	4,140,982	(815,291)	3,325,691
Furniture and fixtures	17,993	(10,148)	7,845
Land	273,118	-	273,118
Office and industrial buildings	656,278	(39,333)	616,945
Construction in process	905,091	-	905,091

	$6,059,540	$(883,833)	$5,175,707

December 31, 2011	Cost	Accumulated Amortization	Net Book value

Leasehold improvements	$56,624	$(16,125)	$40,499
Machinery and office equipment (including assets purchased under capital lease)	3,079,161	(629,894)	2,449,267
Vehicles	7,370	(7,370)	-
Furniture and fixtures	26,543	(10,123)	16,420
Land	273,118	-	273,118
Office and industrial buildings	656,278	(32,541)	623,737
Construction in process	712,159	-	712,159

	$4,811,253	$(696,053)	$4,115,200

NOTE 6 – LONG-TERM NOTES RECEIVABLE

Upon consummation of the sale of Pak-It, the Company entered into a long-term note receivable (the “Note”) with the buyer of Pak-It in the amount of $500,000.  The Note was recorded as of the date of closing at the fair value determined by discounting the face value of the Note using 7%, based on factors considered by the Company at the time of recording the Note.  Interest income is amortized into the value of the Note during the life of the Note and is recognized as interest income throughout the term of the Note.

NOTE 7 – SHORT-TERM LOANS

	March 31, 2012	December 31, 2011
On October 15, 2010, the Company entered into an unsecured short-term loan agreement with an existing shareholder. The loan, in the amount of $200,000 Canadian dollars, bears interest at an annual rate of 6%. The entire principal of the loan, together with all accrued interest is due and payable on October 15, 2011. The loan was used for working capital purposes. The loan was repaid in January 2012 in conjunction with the December/ January private placement.	$-	$200,000

In February 2012, a member of the Board of Directors entered into an unsecured short-term loan agreement with the Company. The loan bears no interest and is due on November 22, 2012. The loan was used for working capital purposes.	75,000	-

In November 2010, a member of the Board of Directors entered into an unsecured short-term loan agreement with the Company. The loan bears no interest and is due on November 22, 2012. The loan was used for working capital purposes.	30,000	30,000
	$105,000	$230,000

NOTE 8 - INCOME TAXES

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.   The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  As of March 31, 2012 and 2011, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada.   The Company had no income tax expense on its $2,828,229 pre-tax loss from continuing operations for the three months ended March 31, 2012.   The Company recognized no income tax expense based on its $2,641,296 pre-tax loss from continuing operations and $118,641 pre-tax loss from discontinued operations for the three months ended March 31, 2011.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.   For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.   The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.   As of March 31, 2012 and 2011, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The years ending December 31, 2008 through December 31, 2011 are open tax years.

NOTE 9 – LONG TERM DEBT & MORTGAGE PAYABLE

	March 31, 2012	December 31, 2011
Mortgage in the amount of $280,000 Canadian dollars, bears interest at 7% per annum payable monthly, secured by the land and building, and matures on June 15, 2015. Principal is due at maturity, bears interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity.	$280,700	$266,577
Equipment loan bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, repayable in monthly installments of approximately $1,194.	39,906	42,905
	320,606	309,482
Less: current portion	13,798	13,798
	$306,808	$295,684

The following annual payments of principal are required over the next five years in respect of these mortgages:

Annual Payments
To March 31, 2013	$13,798
To March 31, 2014	13,798
To March 31, 2015	12,310
To March 31, 2016	280,700
Total repayments	320,606

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

One of the Company’s subsidiaries entered into a consulting service contract with a shareholder. The minimum future payment is equal to fifty percent of the operating income generated from the operations of two of the most profitable devices and 10% from all the other devices.  This agreement relates to Plastic2Oil Marine, Inc, which the Company is currently not operating.

The Company leases facilities and equipment under leases with terms remaining of up to 20 years. The leases include Javaco and the JBI recycling facility.

Our lease on the Recycling Facility contained both a rent free period as well as rent escalations. In order to recognize these items on a straight-line basis over the term of the lease the Company has recorded a deferred rent liability of $51,535 and $48,622, which is included in accrued liabilities at both March 31, 2012 and December 31, 2011, respectively.

All future payments required under various agreements are summarized below:
To March 31, 2013	$107,468
To March 31, 2014	97,500
To March 31, 2015	102,000
To March 31, 2016	102,000
To March 31, 2017	102,000
Thereafter	1,570,500
Total	$2,081,468

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

In March 2011, a former employee filed a complaint against the Company and its subsidiaries alleging wrongful dismissal and seeking compensatory damages. As of March 31, 2012, the Company settled with the former employee for $150,000 and disbursed payment to the employee.

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

On March 16, 2012, a shareholder derivative suit was filed in the U.S. District Court in the State of Massachusetts, naming the Company as a nominal defendant and naming as defendants each member of the Board of Directors (the “Board”) of the Company, including current directors Messrs. John Bordynuik, Robin Bagai and John Wesson, and certain former directors.  The complaint alleges that the individual members of the Board breached their fiduciary duties to the Company in connection with the alleged improper accounting treatment of certain media credits acquired that were reported in certain 2009 financial statements of the Company, and public disclosures regarding the status of its Plastic2Oil, or P2O, process.  The Company cannot predict the outcome of the litigation at this time.

At March 31, 2012, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on the consolidated financial statements of the Company.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

Between December 30, 2011 and January 6, 2012, JBI, Inc. (the “Company”) entered into separate Subscription Agreements (the “Purchase Agreements”) with 13 investors (the “Purchasers”) in connection with a private placement of units consisting of one share of common stock and a warrant (the “Warrants”) to purchase shares of common stock for $2.00.  The Company received proceeds from these Purchase Agreements in the amount of $3,421,000, of which $3,026,000 were received prior to the termination of the offering and classified as Stock Subscriptions Payable in the Current Liabilities Section of the Balance Sheet at December 31, 2011.  During January 2012, the Company issued these units to the Purchasers in the amount of $3,421,000.  In addition to the units sold, the Purchasers were provided a price protection clause in which all of the Purchasers would be made whole should the Company consummate another private placement with an offering price of less than $1.00 per share and a total offering value of less than $5,000,000 (the “Make Whole Provision”).  Should this Make Whole Provision be effected, all Purchasers would receive the incremental number of shares that they would have received had they been offered to subscribe at the lower offering price.

On January 6, 2012, the Company assessed the likelihood of enacting the Make Whole Provision contained in the Purchase Agreements.  At that time, the Company had begun to discuss options for another private offering to be consummated near the end of the first quarter of 2012.  It determined that that Company would perform an offering similar to the prior offering in which the Company would offer a share of Common Stock and a Warrant.  Based on the expected value of the Warrants contemplated in this proposed new financing transaction, the Company determined that it was certain that it would trigger this Make Whole Provision and be required to perform under this Make Whole Provision.  As such, a liability was recorded for the fair value of the Equity Derivative Liability in the amount of $1,214,455, based on the 100% probability of this Make Whole Provision being enacted at the market price of the Company’s common stock as of January 6, 2012. The following factors and assumptions were used by the Company in determining the value of the Make Whole Provision on initial measurement.  The Company used the binomial pricing model to determine this valuation, using the following assumptions in the model:

●	JBI, Inc Stock Price at January 6, 2012 ($1.42 per share);
●	Shares to be issued upon Occurrence – 855,250 shares of Common Stock (based on an offering price of $0.80);
●	Probability of Occurrence – 100%, based on the expectation and discussions the Company held with additional investors during and after the consummation of this private placement;

At March 31, 2012, the Company again assessed the likelihood of enacting the Make Whole Provision.  Based on current discussions with a number of investors, the Company determined that again, it was a certainty that this clause would be triggered based on the discussions of a possible private placement under the considerations outlined above.  As such, the Company remeasured the Equity Derivative Liability at the fair value of $1,000,643 based on the market price of the Company’s common stock as of March 31, 2012, which resulted in a gain of $213,812. The following factors and assumptions were used by the Company in value of the Make Whole Provision on initial measurement:

●	JBI, Inc Stock Price at March 31, 2012 ($1.17 per share);
●	Shares to be issued upon Occurrence – 855,250 shares of Common Stock (based on an offering price of $0.80);
●	Probability of Occurrence – 100%, based on the expectation and discussions the Company held with additional investors during and after the consummation of this private placement;

On January 17, 2012, the Company issued 200,000 shares of common stock as repayment for a loan.  These shares were valued at $1.00 and repaid the full $200,000 loan.

During the first quarter of 2012, the Company authorized the issuance of 715,198 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the consulting agreement which they were issued pursuant to, and had values ranging from $0.60 to $1.48 per share.

During the first quarter of 2012, the Company authorized the issuance of 30,786 shares of common stock for the purchase of equipment.  These shares were valued as of the date of the vendor invoice, ranging from $1.43 to $1.48 per share.

Warrants

Pursuant to the aforementioned private placement, the Company issued 1,710,500 Warrants to purchase shares of common stock for $2.00 to the subscribers of the private placement and an additional 287,000 Warrants have been subscribed related to the private placement.  The Warrants have an eighteen month life from the date of issuance.  As of the date of issuance of the Warrants, the Warrants were determined to have a fair value of $1.02.  The Company determined this valuation through use of a binomial pricing model.  Consistent with the model used in determining the Make Whole Provision above, the Company’s assumptions in valuing these Warrants consisted of:

●	Volatility – 163.67%, based on the Company’s Historical Stock Price
●	Probability of Occurrence – 100%, based on the expectation and discussions the Company held with additional investors during and after the consummation of this private placement
●	Risk Free Rate – 2.70%, based on the long-term US Treasury rate

Preferred Stock

The Company’s President and CEO holds all outstanding 1,000,000 shares of Preferred Stock.  These shares have no participation rights, however, they carry super voting rights in which each share of Preferred Stock has 100:1 times the voting rights of common stock.

NOTE 12 – RELATED PARTY TRANSACTIONS AND BALANCES

In November 2010, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $30,000 (Note 6).

In February 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $75,000 (Note 6).

NOTE 13 – SEGMENTED REPORTING

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

	Three Months Ended March 31, 2012
	Corporate	Plastic2Oil	Javaco	Total
Sales	$-	$226,462	$406,718	$633,180
Net Loss	(1,447,601)	(1,321,008)	(59,620)	(2,828,229)
Total Assets	2,239,474	4,689,998	334,105	7,263,577
Accounts Receivable	-	193,108	110,538	303,646
Inventories	-	29,393	175,340	204,734

	Three Months Ended March 31, 2011
	Corporate	Plastic2Oil		Javaco	Total
Sales	$-	$-		$581,654	$581,654
Net Income / (Loss)	(938,334)	(1,261,675	)(1)	(441,287)	(2,641,296)
Total Assets	872,100	1,250,485	(2)	693,157	2,815,742
Accounts Receivable	-	6,917		296,696	303,613
Inventories	-	-		300,038	300,038

(1)	This includes R&D Expense items that have gone into the development of Plastic2Oil.

(2)	These assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility.

Javaco depends on sales to a small group of customers for a significant portion of their sales, see Note 16.

NOTE 14 – SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	March 31, 2012	March 31, 2011
Common shares to be issued in connection with acquisition of property, plant and equipment	$35,120	$26,979
Common shares to be issued in connection with various services rendered	$783,878	$-
Short term loan settled through share issuance	$200,000	$35,000
Long term note receivable from sale of Pak-It	$467,257	$-
Prepaid expenses utilized upon acquisition of property, plant and equipment	$-	$52,569
Note payable arising on acquisition of property, plant and equipment	$-	$100,000
Derivative equity liability incurred in conjunction with December 2011 - January 2012 Private Placement	$1,000,643	$-
Mortgage arising on acquisition of property, plant and equipment	$-	$216,832

NOTE 15 – SALE OF PAK-IT

On February 14, 2012, we completed the sale of substantially all of the assets of Pak-It, LLC and Dickler Chemical Company, Inc. (collectively “Pak-It”).  The sale had an effective date of January 1, 2012, in which the new owners of Pak-It were responsible for the operations of the entity.  The results of operations from Pak-It for the three months ended March 31, 2011 have been classified as discontinued operations.  No operations for the three months ended March 31, 2012 have been included in condensed consolidated financial statements.

The Company sold Pak-It for $900,000, receiving $400,000 cash at the closing of the sale and entry into a Long-term Note Receivable due on July 1, 2013 (Note 6).

As of March 31, 2012, no assets related to Pak-It remained. The balances of the assets sold as of December 31, 2011were as follows:

December 31,
2011

Inventory (net of impairment loss and reserve of $159,140)	$288,254
Property, plant and equipment, net of depreciation and impairment loss of $211,433	382,436
Intangible assets, net of amortization and impairment loss of $108,266	196,213

Net assets held for sale	$866,093

The results of operations from these assets have been reclassified and presented as results of discontinued operations for all periods presented.

There are no operations of Pak-It included in the condensed consolidated financial statements as of March 31, 2012.  Our statements of operations from discontinued operations related to Pak-it for March 31, 2011 is as follows:

Condensed Statements of Operations

Three Months Ended March 31, 2011

Revenues	$1,619,933

Cost of sales	1,217,660
Gross profit	402,273
Operating expenses	(451,705)

Other income	18,799
Loss before income taxes	(30,633)
Future income tax recovery	88,008

Loss from discontinued operations, net of taxes	$(118,641)

NOTE 16 – RISK MANAGEMENT

Concentration of Credit Risk and Economic Dependence

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the period ended March 31, 2012, 22.83% (March 31. 2011 – 36.57) of total net revenues were generated from 2 (2011 – 1) customers. As at March 31, 2012, 3 (December 31, 2011 – 5) customers accounted for 50.59% (December 31, 2011 – 54.08%) of accounts receivable.

For the period ended March 31, 2012, the Company had approximately 16.83% of its purchases from 1 vendor (2011 – 1 vendor 36.80%). As at March 31, 2012 this vendor accounted for 7.34% (December 31, 2011 – 8.01%) of accounts payable.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet and has identified the following:

As disclosed in Note 10, the Company settled with a dispute with a former employee who agreed to repay the Company $250,813 as settlement for the dispute.  Subsequent to March 31, 2012, the Company received the first payment related to this settlement in the amount of $42,000.

In April 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $25,000, the loan was to be used for working capital purposes.

In April 2012, the Company issued 129,309 shares of common stock that had previously been subscribed and the expense of such recorded in the Condensed Consolidated Statement of Operations for the period ended March 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following management’s discussion and analysis (the “MD&A”) of the results of operations should be read in conjunction with the unaudited condensed consolidated financial statements of the Company as at March 31, 2011, together with the accompanying notes.  This discussion contains forward-looking statements that involve certain risks and uncertainties, and that reflect estimates and assumptions.  See the section entitled “Cautionary Statement Regarding Forward-Looking Information” for more information on forward-looking statements.  Our actual results may differ materially from those indicated in forward-looking statements.  Factors that could cause our actual results to differ materially from our forward-looking statements are described in “Risk Factors” and elsewhere in this report.

Business Overview

For financial reporting purposes, we operate in three business segments, (i) fuel production using our P2O solution, (ii) electronic and video equipment distribution, which is conducted by our Javaco Inc. subsidiary (“Javaco”), and (iii) Corporate, including data storage and recovery (“Data Business”).  Previously, we operated a chemical processing and cleaning business, known as Pak-It.  As of December 31, 2011, substantially all of the assets of Pak-It were held for sale, and in February 2012, we sold Pak-It, whose operations have been classified as discontinued for all periods reported.

Our P2O business has begun operating in a full commercial capacity and we anticipate that this line of business will account for a majority of our revenues in 2012 and periods thereafter.   Historically, however, our revenues have been derived primarily from our other lines of business and products.

Plastic2Oil Business

Our P2O solution is a proprietary process that converts waste plastic into fuel through a series of chemical reactions.  We developed this process in 2009 and began limited commercial production in 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility.  Currently, we have two operational P2O processors, which produce naphtha, Fuel Oil No. 2 and Fuel Oil No. 6, which are fuels produced to the specifications published by ASTM International, the organization that establishes the international technical standards for fuel products.  Our process also produces two by-products, an off-gas similar to natural gas and a petcoke carbon residue, both of which have a potential market value.  We currently have contracts to sell our fuel product through three distribution channels comprised of fuel wholesalers, fuel retailers and directly to commercial and industrial end-users. We also have a revenue sharing contract with an industrial partner who will supply us with waste plastics. We primarily use our off-gas product in our processing operations to fuel the furnace in our P2O process.

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

The Data Business is not as financially intensive as the other businesses of JBI, but is time consuming with regards to the allocation of the time of John Bordynuik, the President and CEO. Given the Company’s focus on its other growing businesses, Mr. Bordynuik is currently unable to dedicate significant amounts of time to this endeavor. .

Results of Operations

Quarter ended March 31, 2012 compared to March 31, 2011

For the quarter ended March 31, 2012, we had revenues of $633,180 and a loss from continuing operations of $2,828,229. During the comparable period one year earlier our revenues amounted to $581,654 with a net loss from continuing operations of $2,641,296.

Revenue Sources

The Company currently derives revenues from two defined business segments: (1) P2O, through sale of fuel products such as Fuel Oil No. 6, Fuel Oil No. 2 and Naphtha; and (2) Javaco, through the sale and distribution of electronic components.  Due to the developmental stage of the P2O business during the early part of 2011, the revenues for the same period in 2011 were solely derived from Javaco.  Revenues for each period are summarized as follows:

	2012	2011
P2O	$226,462	$-
Javaco	406,718	581,654
	$633,180	$581,654

As P2O did not have commercial operations in the first quarter of 2011, comparable revenues are not available for this segment.  Revenues derived from the Javaco business segment have declined significantly on a year-over-year basis as the Company continues to work to streamline its sales efforts, maximize product lines with higher margins and to eliminate revenues that were not considered to be contributing to the profitability of that business segment.

Cost of Sales

The cost of sales for P2O consist primarily of our costs for shredding and processing at our recycling facility as well as the cost of labor and machine hours while processing plastic into fuel.  Costs of sales at Javaco mainly consist of the cost of the products distributed through Javaco.  These costs can be summarized as follows:

	2012	2011
P2O	$177,849	$-
Javaco	339,658	517,808
	$517,507	$517,808

Gross Profit

The gross profit, by business segment, is as follows:

	2012	2011
P2O	$48,613	$-
Javaco	67,060	63,846
	$115,673	$63,846

The P2O business continues to ramp to our full production capacity.  During the quarter, the first processor was run during January until we began full construction on the second processor.  For safety reasons, running the processor during construction and metal fabrication is not done.  At this time, the first processor was shut down for a full safety and maintenance check.  During the last week of February, we began the production of fuel from our second processor.  At this time, we began testing, fine tuning and performing a full evaluation of the processor, its individual components, the systems designed to run the processor and gathering and monitoring significant amounts of data on all aspects of the system.  This testing and monitoring resulted in confirmation that the processor was functioning in the way it was designed, the system and design worked in accordance with our design specifications and the computer systems designed to operate, track and evaluate the system were operating effectively.

The Javaco business has shown an increase in gross margin, mainly due to the client mix, in which sales have been more focused on product lines with higher margins and customers who buy those lines.  For the periods presented, the margin approximates 16.5% of sales at March 31, 2012, while the margin reported at March 2011 was 11.0% of sales.  We believe that with the operational changes that have been made effectively, the gross margin will continue to maintain its current range and future revenue growth will continue to result in improved operating results.

Operating Expenses

Operating expenses amounted to $3,193,542 for the three month period ended March 31, 2012.  This represents an increase in comparison to the $2,724,135 incurred for the quarter ended March 31, 2011 mainly due to the increased staffing and administrative costs incurred by the Company as we grow our business and expand our footprint in the P2O business.  These expenses are comprised of the following elements:

	2012	2011
Selling, general & administrative	$3,016,794	$1,980,373
Depreciation charges	140,034	73,156
Accretion of other long-term liabilities	214	-
Amortization of intangible assets	-	27,781
Research and development	-	287,955
Impairment of PP&E	36,500	-
Impairment of intangible assets	-	354,870
	$3,193,542	$2,724,135

Selling, general and administrative expenses consist primarily of personnel-related costs, legal costs, accounting costs and other professional, regulatory and administrative costs.  The 2011 figure includes $574,739 in compensation costs that were paid through the issuance of the Company’s shares.  In the 2012 period, this amount increased to $719,165.   In each of the periods presented the Company incurred operating expenses directly associated with the development, permitting and commercialization of the P2O business segment.  In the quarter ended March 31, 2012, the Company also incurred costs related to enhancement of the recycling operations, associated with the acquisition of the P2O facility, and relative to the implementation of new control systems and accounting system at the Javaco facility.  During the quarter ended March 2012, the Company mainly incurred similar costs both at the P2O facility and the recycling facility, but at a larger scale as operations at both locations have increased significantly to accommodate two processors.

Depreciation, accretion of other long-term liabilities and amortization costs are determined on a consistent basis for each of the periods with no revision to any estimated useful lives of the property, plant and equipment or the intangible assets to which these charges relate.

Research and development expenses relate primarily to the continuing development of the P2O process in 2011.  During 2012, no significant enhancements were made to the first or second processors and as the Company has rolled out our modular processor, we did not incur any research and development costs in the current period.

During the first quarter of 2012, the Company determined that generating significant revenues from the data business was not in the foreseeable future of the Company and as such, determined that the carrying value of the data assets was impaired.  As such, an impairment charge of $36,500 was recorded for the remaining value of the data assets.

At the end of the period ending March 31, 2011, an assessment was done of the carrying value of the intangible assets of the Javaco business and it was determined that they had become impaired.  This assessment was prompted by a reduction in revenues that exceeded the estimates made when a similar valuation was completed at December 31, 2010.  The impairment of $354,870 that was recognized reduces the carrying value of these intangible assets to $Nil. As no value to the intangible assets remained as of March 31, 2012, no similar assessment was necessary.

Stock-Based Compensation

The Company periodically issues shares of common stock for services rendered or in settlement of other amounts. Such shares are valued based on the market price on the transaction date.

The Company intends to adopt a formal plan which addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. No such plan had been adopted as of May 10, 2012, but is currently under review.

Liquidity and Capital Resources

As of March 31, 2012 the Company had cash and cash equivalents of $375,800 on hand.  The Company does not currently have a formal cash management policy in place but continues to investigate the potential for implementing one to manage future cash flow.

The Company’s cash flow for the periods can be summarized as follows:

	2012	2011
Net loss from continuing operations	$(2,828,229)	$(2,641,296)
Net loss from discontinued operations	-	(118,641)
Items not affecting cash	1,116,901	1,213,220
Working capital changes	533,643	360,971
Investing activities	(1,262,784)	123,933
Financing activities	304,802	504,672
(Decrease) increase in cash	$(2,135,669)	$(557,141)

The Company does not generate sufficient cash to fund operations and it has limited capital resources. To fund operations during its development, the Company has primarily relied on net proceeds from the sale of its equity securities in private placement transactions. If the Company fails to raise additional capital as and when needed, then it may be forced to severely curtail or cease operations.  There can be no assurance that financing will be available on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company’s limited capital resources and recurring losses from operations raise substantial doubt about its ability to continue as a going concern and may adversely affect the ability to raise additional capital. The audit report prepared by the Company’s independent registered public accounting firm relating to its consolidated financial statements for the year ended December 31, 2011 includes an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern

In each of the periods the Company had significant charges included in the reported Net Loss that had no effect on cash flows.  In both periods, these charges included depreciation of property, plant and equipment, amortization of intangible assets, allowances for uncollectible amounts, and stock issued for services.  In addition, during the current period, the Company recorded a adjustment for the mark-to-market adjustment of the Company’s derivative equity liability related to the price protection clause issued to investors in the Company’s January 2012 private offering.  There were no such clauses in prior placements and therefore, no corresponding amounts arose in the March 2011 quarter.

Investing activities include the Company’s cash investment in property, plant and equipment which amounted to $1,201,921 in the current period.   This amount includes $35,120 that the Company committed to settle through the issuance of shares.  As we continue to grow and expand the number of processors, potential P2O location and make any necessary modifications to the processor, buildings housing the processors and other enhancements, we expect to continue to make significant investment in property, plant and equipment in future periods.

Financing activities represent the cash received upon the issuance of common shares during the period, proceeds from short term loans and proceeds from stock subscription advances, . We expect to rely upon funds raised from private placements, additionally we could potentially undertake future equity and debt offerings to implement our growth and construction plans and meet our liquidity needs going forward.

At March 31, 2012 the Company reported a working capital deficiency in the amount of $2,857,285. The existence of this deficiency, in combination with the fact that the Company is not yet generating positive cash flows from operations, means that additional financing will need to be raised in order to meet obligations as they become due. While the Company has been successful in raising financing, in sufficient amounts and under suitable terms, to meet its needs in the past there is no assurance that it will be able to do so in the future.

Contingent on the filing of this Form 10-Q with the SEC and additional confidential factors, the Company anticipates closing on a $10 million private placement offering for our Common Stock.  This private placement offering will be released from an escrow agent into the Company’s operating bank accounts subsequent to the filing of this Form 10-Q and the proceeds will be used to fund expansion of P2O processors and for operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions with Related parties

In November 2010, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $30,000 (Note 7).

In February 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $75,000 (Note 7).

Subsequent to the end of the quarter, in April 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $25,000, the loan was to be used for working capital purposes (Note 17).

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

The Company has disclosed its accounting policies in “NOTE 2 – SUMMARY OF ACCOUNTING POLICIES” in the Notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The following accounting policies provide an update to those included under the same captions in the Company’s Annual Report on Form 10-K.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of intangible assets, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities and accounts receivable exposures and the valuation of the equity derivative liability and warrants.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. Accounts receivable determined to be uncollectible are recognized using the allowance method. The allowance for uncollectible accounts for the period ended March 31, 2012 and year ended December 31, 2011 was $44,730 and $331,695.

Inventories

Inventories, which consist primarily of electrical components at Javaco and plastics and processed fuel at P2O, are stated at the lower of cost or market. The Company uses an average costing method for determining cost (see Note 4). Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented.

As of March 31, 2012 and December 31, 2011, the Company determined that due to the time constraints placed on our CEO, John Bordynuik, that it is unable to determine when the data business will begin producing revenues and cannot justify the value of the assets on the books of the Company.  As such, the Company determined that these assets no longer had value to the Company and recorded an impairment charge of $36,500 to write the assets down to $-Nil.

Intangible Assets

Intangible assets consisted of customer related and marketing related intangible assets.  As of December 31, 2011, the Company had fully impaired and recorded an impairment loss of $354,870 related to their Intangible Assets.  These losses were solely related to Javaco.  At March 31, 2012, there is no balance of the intangible assets in the Company’s financial statements.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in amortization expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  The balance of such asset retirement obligation is included in accrued expenses for the short-term portion and other long-term liabilities for the long term portion, with balances of $28,843 and $28,566 as of March 31, 2012 and December 31, 2011, respectively.

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

Subsequent Events

As disclosed in Note 10, the Company settled with a dispute with a former employee who agreed to repay the Company $250,813 as settlement for the dispute.  Subsequent to March 31, 2012, the Company received the first payment related to this settlement in the amount of $42,000.

In April 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $25,000, the loan was to be used for working capital purposes.

In April 2012, the Company issued 129,309 shares of common stock that had previously been subscribed and the expense of such recorded in the Statement of Operations for the period ended March 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Disclosures About Market Risk

We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

Currency Fluctuations and Foreign Currency Risk

The Company mainly operates in the United States and Canada.  Due to the relative stability of the Canadian Dollar in comparison to the U.S. Dollar, we do not have significant foreign currency risk.

Interest Rate Risk

We deposit surplus funds with banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of March 31, 2012 and December 31, 2011 was $118,798 and $243,798, respectively. We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2012.  The original loan term on average is one year, and the remaining average life of the short term-loans is nine months.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers.

Inflation Risk

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

Item 4.	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the period covered by this report, in order to remediate the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, we have taken numerous steps to address the underlying causes of the internal control deficiencies, primarily through the development and implementation of policies, improved processes and documented procedures and the hiring of additional accounting personnel with technical accounting and inventory accounting experience.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2010, a former employee filed a complaint against our Javaco subsidiary alleging wrongful dismissal and seeking compensatory damages.  We denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. We entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to Javaco incurred by the former employee while in the employment of Javaco.  The debt in the amount of $346,386 was written off and an estimated settlement of $26,000 has been accrued in the consolidated financial statements.  During the year, we received $75,000 in cash, recorded a recovery of bad debts and $10,573 in inventory returns relative to the debt previously written off.  Prior to year-end, the former employee settled the dispute with us and agreed to pay us $250,813, which we will recognize as a recovery as it is realized.  Subsequent to March 31, 2012, we received a payment of $42,000 related to this settlement.

In September 2010, an investor filed a lawsuit against the Company for failure to timely remove restrictive legends from his shares in the Company. The outcome of this claim is not determinable at the time of issue of these consolidated financial statements and the costs, if any, will be charged to income in the period(s) in which they are reasonably determinable.

In March 2011, a former employee filed a complaint against the Company and its subsidiaries alleging wrongful dismissal and seeking compensatory damages. As of March 31, 2012, the Company settled with the former employee for $150,000 and disbursed payment to the Employee.

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

On March 16, 2012, a shareholder derivative suit was filed in the U.S. District Court in the State of Massachusetts, naming the Company as a nominal defendant and naming as defendants each member of the Board of Directors (the “Board”) of the Company, including current directors Messrs. John Bordynuik, Robin Bagai and John Wesson, and certain former directors.  The complaint alleges that the individual members of the Board breached their fiduciary duties to the Company in connection with the alleged improper accounting treatment of certain media credits acquired that were reported in certain 2009 financial statements of the Company, and public disclosures regarding the status of its Plastic2Oil®, or P2O®, process.  The Company cannot predict the outcome of the litigation at this time.

At March 31, 2012, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on the consolidated financial statements of the Company.

Item 1a.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2012, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 3,421,000 Units, consisting of a share of the Company’s common stock and one half of a warrant to purchase the Company’s common stock at a price of $2.00.  The offering was for $1.00 per Unit totaling $3,421,000.  As a result of the offering, the Company received cash of $3,421,000 ($2,926,000 of which was received prior to December 31, 2012.  The proceeds were used for working capital.

On January 17, 2012, the Company issued 200,000 shares of common stock as repayment for a loan.  These shares were valued at $1.00 and repaid the full $200,000.

During the first quarter of 2012, the Company authorized the issuance of 715,198 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the consulting agreement which they were issued pursuant to, and had values ranging from $0.60 to $1.48 per share.

During the first quarter of 2012, the Company authorized the issuance of 30,786 shares of common stock for the purchase of equipment.  These shares were valued as of the date of the vendor invoice, ranging from $1.43 to $1.48 per share.

In each instance above, the issuance and sale of common stock was made pursuant to a private placement exemption under Section 4(2) of the Securities Act of 1933 on the basis that the issuance did not involve a public offering, the offer and sale was not made pursuant to a general solicitation, there was a small number of offerees and certain customary investment representations and warranties were made to the Company by the offerees.

Item 6.	Exhibits

(a)           Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy ExtensionDefinition Linkbase Document
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBI, INC.
Date: May 15, 2012	By:	/s/ John Bordynuik
Name: John Bordynuik
Title: President and Chief Executive Officer (Principal Executive Officer)