Form 10-Q
period 2012-06-30
JBI, INC.
filed 2012-08-09
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

Commission File Number: 000-52444

JBI, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0822950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 7, 2012, there were 89,565,755 shares of Common Stock, $0.001 par value per share, issued and outstanding.

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking information include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labour disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of the Company to control commodity prices; risks associated with the regulatory environment within which the Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking information are discussed in more detail in the section entitled “Risk Factors” in the Company’s most recent Annual Reports, as may be supplemented or amended from time to time and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this Report.

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

Unless otherwise noted, references in this registration statement to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,429,700	$2,511,469
Cash held in attorney trust (Note 2)	72,875	-
Accounts receivable, net of allowance for doubtful accounts of $44,397 (2011 - $331,695)(Note 2)	224,703	286,174
Inventories, net (Note 4)	30,429	101,885
Assets held for sale (Note 15)	138,060	1,087,006
Prepaid expenses and other current assets	536,626	515,820
TOTAL CURRENT ASSETS	7,432,393	4,502,354

PROPERTY, PLANT AND EQUIPMENT, NET (Note 5)	6,120,650	4,099,500
OTHER ASSETS
Long-term notes receivable (Notes 6 and 15)	475,443	-
Deposits and other assets	350,164	31,897
TOTAL OTHER ASSETS	825,607	31,897
TOTAL ASSETS	$14,378,650	$8,633,751
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,025,649	$1,987,573
Accrued expenses	927,481	815,273
Short-term loans (Note 7)	75,000	230,000
Stock subscriptions payable	-	3,026,000
Customer advances	26,120	125,245
Capital lease – current portion (Note 9)	17,898	13,798
TOTAL CURRENT LIABILITIES	2,072,148	6,197,889

LONG-TERM LIABILITIES
Other long-term liabilities	28,300	28,566
Mortgages payable and capital lease (Note 9)	310,993	295,684
TOTAL LIABILITIES	2,411,441	6,522,139
Subsequent Events (Note 17)
Commitments and Contingencies (Note 10)

STOCKHOLDERS' EQUITY (Note 11)
Common Stock, par $0.001; 150,000,000 authorized, 88,827,901 shares at June 30, 2012 and 68,615,379 shares at December 31, 2011	88,829	68,616
Common Stock Subscribed, 1,383,521 shares at cost at June 30, 2012 and 811,538 shares at cost at December 31, 2011	441,472	839,062
Common Stock Warrants to purchase shares of Common Stock for $2.00 per share, 1,997,500 Warrants at June 30, 2012	2,037,450	-
Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	1,000	1,000
Additional paid in capital	50,827,435	35,748,538
Accumulated deficit	(41,428,977)	(34,545,604)
TOTAL STOCKHOLDERS' EQUITY	11,967,209	2,111,612
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,378,650	$8,633,751

 The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Month Periods Ended June 30,
(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
SALES
P2O SALES	405,882	86,015		179,420	86,015

COST OF SALES
P2O COST OF SALES	304,178	57,534		126,329	57,534

GROSS PROFIT	101,704	28,481		53,091	28,481
OPERATING EXPENSES
Selling, General and Administrative expenses	6,830,135	6,101,879		3,933,143	4,099,741

Depreciation of property, plant and equipment	275,814	165,908		138,833	95,057
Accretion of other long-term obligations	429	-		214	-
Research and development expenses	2,095	508,417		2,095	220,462
Impairment loss (Note 2)	192,831	-		156,331	-
TOTAL OPERATING EXPENSE	7,301,304	6,776,204		4,230,616	4,415,260
LOSS FROM OPERATIONS	(7,199,600)	(6,747,723)		(4,177,525)	(4,386,779)
OTHER INCOME (EXPENSE)
Gain on fair value measurement of equity derivative liability (Note 11)	305,798	-		91,986	-
Interest (expense), income, net	(3,918)	(10,917)		2,967	(5,862)
Other income, net	97,450	38,225		54,182	13,760
	399,330	27,308		149,135	7,898
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,800,270)	(6,720,415)		(4,028,390)	(4,378,881)
INCOME TAXES FROM CONTINUING OPERATIONS (Note 8)
Future income tax recovery	-	-		-	-
NET LOSS FROM CONTINUING OPERATIONS	(6,800,270)	(6,720,415)		(4,028,390)	(4,378,881)
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (Note 15)	(83,103)	(2,543,474)		(23,483)	(2,125,071)
NET LOSS	$(6,883,373)	$(9,263,889)	$	(4,051,873)	$(6,503,952)
Basic & diluted loss per share for continuing operations	$(0.09)	$(0.12)		$(0.05)	$(0.08)
Basic & diluted loss per share for discontinued operation	$(0.00)	$(0.05)		$(0.00)	$(0.04)
Weighted average number of common shares outstanding	74,284,261	54,412,979		76,508,752	55,208,659

The accompanying notes are an integral part of the condensed consolidated financial statements

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Month Period Ended June 30, 2012 (Unaudited)

	Common Stock $0.0001 Par Value		Common Stock Subscribed		Common Stock Warrants		Preferred Stock $0.0001 Par Value		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, DECEMBER 31, 2011	68,615,379	$68,616	811,538	$839,062	-	$-	1,000,000	$1,000	$35,748,538	$(34,545,604)	$2,111,612

Common Stock issued for services in the prior year, ranging from $0.60 to $2.38 per share	731,538	732	(731,538)	(799,062)		-	-	-	798,330	-	-

Common stock issued for purchase of equipment in the prior year	80,000	80	(80,000)	(40,000)			-	-	39,920	-	-

Common stock issued in connection with private placement, $1.00 per unit,	3,421,000	3,421	-		1,710,500	1,744,710	-	-	458,414	-	2,206,545

Common stock subscribed for advisory fee	-	-	287,000	287	287,000	292,740	-	-	(293,027)		-

Common stock issued for repayment of loan, $1.00 per share	200,000	200	-	-		-	-	-	199,800	-	200,000

Common stock subscribed for services, ranging from $0.60 to $1.48 per share.	-	-	715,198	783,878		-	-	-	-	-	783,878

Common stock subscribed for equipment, $1.48 per share	-	-	30,786	35,120		-	-	-	-	-	35,120
Common stock issued for services, subscribed in Q1-12, ranging from $0.60 to $1.48 per share	715,198	715	(715,198)	(783,878)	-	-	-	-	783,163	-	-
Common stock issued for purchase of equipment, subscribed in Q1-12, $1.48 per share	30,786	31	(30,786)	(35,120)	-	-	-	-	35,089	-	-
Common stock issued in relation to the private placement in January 2012, relating to the price protection clause (Note 11)	880,250	880	-	-	-	-	-	-	907,778	-	908,658
Common stock issued in connection with private placement, $0.80 per share (net of advisory fee of $657 and legal and offering costs of $135,169)	14,153,750	14,154	-	-	-	-	-	-	11,189,912	-	11,204,066
Stock compensation expense related to granting of stock options.	-	-	-	-	-	-	-	-	960,175	-	960,175
Common stock subscribed as a advisory fee in relation to May private placement, $0.80 per share	-	-	657,188	657	-	-	-	-	(657)	-	-
Common stock subscribed for services, ranging from $0.60 to $1.28 per share	-	-	439,333	440,528	-	-	-	-	-	-	440,528

Net loss	-	-	-	-		-	-	-	-	(6,883,373)	(6,883,373)
BALANCE, JUNE 30, 2012	88,827,901	$88,829	1,383,521	$441,472	1,997,500	$2,037,450	1,000,000	$1,000	$50,827,435	$(41,428,977)	$11,967,209

  The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30,
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(6,800,270)	$(6,720,415)
Net loss from discontinued operations	(83,103)	(2,543,474)
Items not affecting cash:
Depreciation of property plant and equipment	275,814	165,972
Accretion of other long-term obligations	429	-
Other Income	(12,000)	-
Impairment charges	192,831	-
Foreign exchange gain	8,091	18,892
Gain on equity derivative liability	(305,798)	-
Provision for/uncollectible accounts	334	-
Stock issued for services and stock based compensation	2,119,868	2,844,768
Total non-cash items from continuing operations	2,279,569	3,029,632
Non-cash items impacting discontinued operations	5,592	2,522,146
Working capital changes:
Accounts receivable	61,137	244,722
Recovery of uncollectible accounts	-	(67,240)
Inventories	71,456	-
Prepaid expenses and other current assets	44,194	93,854
Deposits & other assets	(23,988)	-
Accounts payable	(961,924)	98,534
Accrued expenses	124,208	(61,306)
Income taxes payable	-	(5,781)
Other long-term liabilities and customer advances	(99,820)	-
Total working capital changes	(784,737)	302,783
Changes attributable to discontinued operations	467,913	(42,542)

NET CASH USED IN OPERATING ACTIVITIES	(4,915,036)	(3,451,870)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(2,443,358)	(935,231)
Deposits for purchases of property, plant and equipment	(294,280)	(1,185)
Decrease in restricted cash	-	144,500
(Increase) decrease in cash held in attorney trust	(72,875)	164,467

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,810,513)	(627,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock proceeds, net	11,698,780	7,495,695
Repayments of long term debt	-	(8,831)
Repayments of note payable	(30,000)	(37,500)
Repayment of stock subscriptions payable advances	(100,000)	-
Proceeds from short term loans	75,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,643,780	7,449,364

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,918,231	3,370,045

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,511,469	724,156

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,429,700	$4,094,201

Supplemental disclosure of cash flow information (Note 14)

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and  has an accumulated deficit of $41,428,977 at June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has funded its activities to date almost exclusively from equity financings.

The Company will continue to require substantial funds to continue development of its core business of Plastic2Oil to achieve permitted commercial productions, and to commence sales and marketing efforts, if full regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include potentially any of the following financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments.

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

The Company completed three business acquisitions since April 2009:

In June 2009, the Company purchased certain assets from John Bordynuik, Inc., a corporation founded by John Bordynuik, the Company’s founder. The assets acquired from John Bordynuik, Inc. included tape drives, computer hardware, servers and a mobile data recovery container to read and transfer data from magnetic tapes and these assets are used in the Company’s Data Recovery & Migration business.  The Company process for data recovery was developed by the Company’s founder, John Bordynuik, and continues to be highly dependent on Mr. Bordynuik to interpret the data. This was an impediment to the Data Recovery & Migration Business achieving revenue in 2010 and 2011.  As of June 30, 2012, all assets related to the Data Recovery & Migration had been impaired and fully written-off.

In August 2009, the Company acquired Javaco, Inc. (“Javaco”) a distributor of electronic components, including home theater and audio video products.  Subsequent to June 30, 2012, the Company shut-down the operations of Javaco and liquidated the inventory and fixed assets.  The operations of Javaco have been shown as discontinued operations for all periods presented (Note 15).

In September 2009, the Company acquired Pak-It, LLC (“Pak-It”).  Pak-It operated a bulk chemical processing, mixing, and packaging facility.  It also developed and patented a delivery system that packages condensed cleaners in small water-soluble packages.  During 2011, the Company initiated a plan to sell certain operating assets of Pak-It and as a result, the operations of Pak-It have been classified as discontinued operations for all periods presented (Note 15).  In February 2012, the sale of Pak-It was finalized with an effective date of January 1, 2012.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Javaco, Pak-it, JBI (Canada) Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil of NY#1, Plastic2Oil Marine Inc. and Plastic2Oil Land Inc. (dissolved in 2011).  All intercompany transactions and balances have been eliminated on consolidation.  Amounts in the consolidated financial statements are expressed in US dollars. Pak-It and Javaco have also been consolidated; however, as mentioned in Note 1 their operations for all periods presented are classified as discontinued operations (Note 15).

Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of property, plant and equipment and intangible assets, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities and accounts receivable exposures and the valuation of stock warrants.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. Accounts receivable determined to be uncollectible are recognized using the allowance method. The allowance for uncollectible accounts for the period ended June 30, 2012 and the year ended December 31, 2011 was $44,397 and $331,695, respectively.

Inventories

Inventories, which consist primarily of plastics and processed fuel at P2O, are stated at the lower of cost or market. The Company uses an average costing method for determining cost (see Note 4). Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of prepayments for services and prepaid insurance coverages.  As of June 30, 2012, $162,000 relates to advances to an advisor that represent prepayment for services to be rendered in conjunction with the December/ January private issuance of securities and the sale of Pak-It.  The advisor agreed to refund the fee to the Company in exchange for the opportunity to participate in the private placement.  The gross amount of this advance was $180,000 and is reduced by $18,000, the amount of the transaction fee paid to the advisor for locating the buyer for Pak-It.  This advance bears no interest and is due to be repaid to the Company during the third quarter.

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

As of March 31, 2012, the Company determined that due to the time constraints placed on our founder, John Bordynuik, the Data Recovery & Migration Business was no longer viable.  With the growth of the P2O business being Mr. Bordynuik’s nearly sole focus and where the vast majority of his time is spent, the Company is unable to determine when this business will begin producing revenues again.  Therefore, the Company cannot justify the value of the assets on the books of the Company.  As such, the Company determined that these assets no longer had value to the Company and recorded an impairment charge of $36,500 in the period ended March 31, 2012, to write the assets down to $Nil.

During the period ended June 30, 2012, the reactor on the initial P2O Processor was determined to no longer be viable due to excessive wear and tear during significant amounts of research and development testing.  As a result, the Company impaired the reactor for its full carrying value and recorded an impairment charge of $156,331 during the period.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement costs, equal to the estimated fair value of the asset retirement obligations, are capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in amortization expense on the consolidated statements of income. Increases in the asset retirement obligations resulting from the passage of time are recorded as accretion of other long-term liabilities in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligations.  The balance of such asset retirement obligations is included in other long-term liabilities with balances of $28,300 and $28,566 as of June 30, 2012 and December 31, 2011, respectively.

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

Assets Held for Sale

An asset or business is classified as held for sale when (i) management commits to a plan to sell or otherwise dispose of and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less costs to sell, and the assets are no longer depreciated or amortized. The assets and related liabilities are aggregated and reported on separate lines of the balance sheet.

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

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation—Stock Compensation.” The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

Shipping and Handling Costs

The Company’s shipping and handling costs of $22,627 and $26,553 for the three and six month  periods ending June 30, 2012 respectively, are included in cost of goods sold for all periods presented.  There were no costs in the three and six month periods ending June 30, 2011.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs approximated $13,845 and $19,601 during the three and six month periods ended June 30, 2012 and $Nil and $Nil during the three and six month periods ended June 30, 2011, respectively.  Such expenses are included in Selling, General and Administrative Expenses in the Statement of Operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the six month periods ending June 30, 2012 and 2011 the Company expensed $2,095 and $508,417, respectively, towards research and development costs.  For the three periods ending June 30, 2012 and 2011 the Company expensed $2,095 and $220,462, respectively, towards research and development costs.

Foreign Currency Transactions

The Company’s functional and reporting currencies are the US Dollar. The Company occasionally enters into transactions denominated in foreign currencies, which are translated at the prevailing exchange rate at the date of the transaction. All monetary assets and liabilities denominated in currencies other than the US Dollar are remeasured using the exchange rates in effect at the balance sheet date resulting in a translation gain or loss.  Foreign exchange gains and losses are included in the consolidated statements of operations.

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

The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country.  The years ending December 31, 2008 through December 31, 2011 are tax years open to IRS review.

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

Segment Reporting

Prior to the sale of Pak-It and closure of Javaco, the Company operated in three reportable segments as defined by ASC 280-10, ("Disclosures about Segments of an Enterprise and Related Information"), which establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Subsequent to this sale and closure, the Company no longer has any reportable segments as the entire Company’s focus and direction is dedicated to the Plastic2Oil business.  The Company’s Chief Operating Decision Maker is the Company’s Chief Executive Officer.

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

●	Level 1 - Quoted prices in active markets for identical assets or liabilities

●
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, mortgage payable, customer advances, stock subscriptions payable, and short-term loans approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

Reclassifications

To conform to the basis of presentation adopted in the current year, certain figures previously reported have been reclassified.

Summary

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

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU No. 2011-08 to simplify how entities, both public and non-public, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. These changes are effective for interim and annual periods that begin after December 15, 2011.  As the Company has fully provided for the goodwill as of December 31, 2010, this guidance did not have a significant impact on these condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 4 – INVENTORIES, NET

Inventories consist of the following:

	June 30, 2012	December 31, 2011

Raw materials	$21,038	$64,191

Finished goods	9,391	37,694

Total inventories	$30,429	$101,885

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

June 30, 2012	Cost	Accumulated Amortization	Net Book value

Leasehold improvements	$51,671	$(9,401)	$42,270
Machinery and office equipment (including assets purchased under capital lease)	4,343,095	(860,289)	3,482,806
Furniture and fixtures	24,918	(10,095)	14,823
Land	273,118	-	273,118
Office and industrial buildings	643,393	(41,814)	601,579
Construction in process	1,706,054	-	1,706,054

	$7,042,249	$(921,599)	$6,120,650

December 31, 2011	Cost	Accumulated Amortization	Net Book value

Leasehold improvements	$42,217	$(7,121)	$35,096
Machinery and office equipment (including assets purchased under capital lease)	3,050,705	(610,915)	2,439,790
Furniture and fixtures	24,918	(9,318)	15,600
Land	273,118	-	273,118
Office and industrial buildings	656,278	(32,541)	623,737
Construction in process	712,159	-	712,159

	$4,759,395	$(659,895)	$4,099,500

NOTE 6 – LONG-TERM NOTES RECEIVABLE

Upon consummation of the sale of Pak-It, the Company entered into a long-term note receivable (the “Note”) with the buyer of Pak-It in the amount of $500,000, non-interest bearing and due on July 1, 2013.  The Note was recorded as of the date of closing at the fair value determined by discounting the face value of the Note using 7%, based on factors considered by the Company at the time of recording the Note.  Interest income is amortized into the value of the Note during the life of the Note and is recognized as interest income throughout the term of the Note.

NOTE 7 – SHORT-TERM LOANS

	June 30, 2012	December 31, 2011
On October 15, 2010, the Company entered into an unsecured short-term loan agreement with an existing stockholder. The loan, in the amount of $200,000 Canadian dollars, bore interest at an annual rate of 6%. The entire principal of the loan, together with all accrued interest was due and payable on October 15, 2011. The loan was used for working capital purposes. The loan was repaid in stock in January 2012 in conjunction with the December/ January private placement.	$-	$200,000

In February 2012, a member of the Board of Directors entered into an unsecured short-term loan agreement with the Company. The loan bears no interest and is due on November 22, 2012. The loan was used for working capital purposes. This loan was repaid in cash in July 2012.	75,000	-

In November 2010, a member of the Board of Directors entered into an unsecured short-term loan agreement with the Company. The loan bore no interest and was due on November 22, 2012. The loan was used for working capital purposes. This loan was repaid in cash during the quarter	-	30,000
	$75,000	$230,000

NOTE 8 - INCOME TAXES

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.   The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  As of June 30, 2012 and 2011, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada.   The Company had no income tax expense on its $6,800,270 and $83,103 pre-tax losses from continuing and discontinued operations, respectively for the six months ended June 30, 2012.   The Company had no income tax expense on its $4,028,390 and $23,483 pre-tax losses from continuing and discontinued operations, respectively for the three months ended June 30, 2012. The Company recognized no income tax expense based on its $6,720,415 pre-tax loss from continuing operations and $2,543,474 pre-tax loss from discontinued operations for the six months ended June 30, 2011.  The Company recognized no income tax expense based on its $4,370,983 pre-tax loss from continuing operations and $2,125,071 pre-tax loss from discontinued operations for the three months ended June 30, 2011.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.   For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.   The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.   As of June 30, 2012 and 2011, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months.

The years ending December 31, 2008 through December 31, 2011 are tax years open to IRS review.

NOTE 9 – LONG TERM DEBT & MORTGAGE PAYABLE

	June 30, 2012	December 31, 2011
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity.	$280,700	$266,577
Equipment loan bears interest at 7.9% per annum, secured by the equipment and matures in April 2015, repayable in monthly installments of approximately $378.	11,316	-
Equipment loan bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, repayable in monthly installments of approximately $1,194.	36,875	42,905
	328,891	309,482
Less: current portion	17,898	13,798
	$310,993	$295,684

The following annual payments of principal are required over the next five years in respect of these mortgages:

Annual Payments
To June 30, 2013	$17,898
To June 30, 2014	17,898
To June 30, 2015	293,095
Total repayments	328,891

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

One of the Company’s subsidiaries entered into a consulting service contract with a stockholder. The minimum future payment is equal to fifty percent of the operating income generated from the operations of two of the most profitable devices and 10% from all the other devices.  This agreement relates to Plastic2Oil Marine, Inc, which the Company is currently not operating.

The Company leases facilities and equipment under leases with terms remaining of up to 20 years. The leases include the JBI recycling facility and various large pieces of equipment.

The lease at the recycling facility contained both a rent free period as well as rent escalations. In order to recognize these items on a straight-line basis over the term of the lease the Company has recorded a deferred rent liability of $54,431 and $48,622, which is included in accrued liabilities at both June 30, 2012 and December 31, 2011, respectively.

All future payments required under various agreements are summarized below:

To June 30, 2013	$97,911
To June 30, 2014	99,000
To June 30, 2015	102,000
To June 30, 2016	102,000
To June 30, 2017	102,000
Thereafter	1,545,000
Total	$2,047,911

Contingencies

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  The debt in the amount of $346,386 was written off and an estimated settlement of $26,000 was accrued in the consolidated financial statements.   Prior to December 31, 2011, the former employee settled the dispute with the Company and agreed to repay $250,813 to the Company.  The employee owns shares of the Company and will sell and use the proceeds to make the repayments.  The Company will recognize these receipts as recoveries when realized.  As of June 30, 2012, approximately $42,000 has been received.

In September 2010, an investor filed a lawsuit against the Company for failure to timely remove restrictive legends from his shares in the Company. In their complaint, the plaintiffs allege having suffered “millions of dollars of damages,” however, no specific amount of damages is alleged.  The Company is vigorously defending the suit.  The outcome of this claim is not determinable at the time of issue of these condensed consolidated financial statements and the costs, if any, will be charged to income in the period(s) in which they are reasonably determinable.

In March 2011, a former employee filed a complaint against the Company and its subsidiaries alleging wrongful dismissal and seeking compensatory damages. During the first quarter of 2012, the Company settled with the former employee for $150,000 and disbursed payment to the employee.

On July 28, 2011, one of the Company’s stockholders filed a class action lawsuit against the Company and Messrs. Bordynuik and Baldwin on behalf of purchasers of its securities between August 28, 2009 and July 20, 2011. The complaint in that case, filed in federal court in Nevada, alleges that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about our business, operations, and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the defendants made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that the media credits were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company's financial results were not prepared in accordance with Generally Accepted Accounting Principles; (4) that the Company lacked adequate internal and financial controls; and (5) that, as a result of the above, the Company's financial statements were materially false and misleading at all relevant times.  During the quarter ended June 30, 2012, a lead plaintiff was appointed in the case and an amended complaint was filed. The defendants’ answer to the amended complaint is due on October 5, 2012.  The Company cannot predict the outcome of the class action litigation at this time.

On January 4, 2012, the Securities and Exchange Commission filed a civil complaint in federal court in Massachusetts against the Company. The complaint alleges that the Company reported materially false and inaccurate financial information in its financial statements (which were later restated) for the third quarter of 2009 and the year end 2009 by overvaluing media credits on its balance sheet, in violation of, among other things, the antifraud, reporting, books and records, internal controls and periodic report certification provisions of the U.S.  securities laws.  The Complaint names the Company’s former Chief Executive Officer, John Bordynuik, and its former Chief Financial Officer, Ronald Baldwin, Jr., as co-defendants. Among other relief requested, the complaint seeks an order requiring the defendants to pay unspecified disgorgement and civil penalty amounts. he Company cannot predict the outcome of the SEC litigation at this time.

On March 16, 2012, a stockholder derivative suit was filed in the U.S. District Court in the State of Massachusetts, naming the Company as a nominal defendant and naming as defendants each member of the Board of Directors (the “Board”) of the Company, including current director Mr.  John Wesson, former director Mr. John Bordynuik and other former directors.  The complaint alleges that the individual members of the Board breached their fiduciary duties to the Company in connection with the alleged improper accounting treatment of certain media credits acquired that were reported in certain 2009 financial statements of the Company, and public disclosures regarding the status of its Plastic2Oil, or P2O, process.  The individual defendants recently filed a motion to dismiss the complaint arguing, among other things, that the plaintiff stockholder  failed to allege sufficient facts demonstrating that presenting a demand  to the Company’s board of directors prior to filing suit would have been futile. However, the Company cannot predict the outcome of the litigation at this time.

At June 30, 2012, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, any liability that may arise from such contingencies would not have a material adverse effect on the condensed consolidated financial statements of the Company.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

Between December 30, 2011 and January 6, 2012, JBI, Inc. (the “Company”) entered into separate Subscription Agreements (the “Purchase Agreements”) with 13 investors (the “Purchasers”) in connection with a private placement of units consisting of one share of common stock and a warrant (the “Warrants”) to purchase shares of common stock for $2.00.  The Company received proceeds from these Purchase Agreements in the amount of $3,421,000, of which $3,026,000 were received prior to the termination of the offering and classified as Stock Subscriptions Payable in the Current Liabilities Section of the Balance Sheet at December 31, 2011.  During January 2012, the Company issued these units to the Purchasers in the amount of $3,421,000.  In addition to the units sold, the Purchasers were provided a price protection clause in which all of the Purchasers would be made whole should the Company consummate another private placement with an offering price of less than $1.00 per share (the “Make Whole Provision”).  This provision was valid for up to a total offering price of $5,000,000, at which time the Purchasers would be made whole and then the Make Whole Provision would be terminated.

On January 6, 2012, the Company assessed the likelihood of enacting the Make Whole Provision contained in the Purchase Agreements.  At that time, the Company had begun to discuss options for another private offering to be consummated near the end of the first quarter of 2012.  It determined that that Company would perform an offering similar to the prior offering in which the Company would offer a share of Common Stock and a Warrant.  Based on the expected value of the Warrants contemplated in this proposed new financing transaction, the Company determined that it was certain that it would trigger this Make Whole Provision and be required to perform under this Make Whole Provision.  As such, a liability was recorded for the fair value of the Equity Derivative Liability in the amount of $1,214,455, based on the 100% probability of this Make Whole Provision being enacted at the market price of the Company’s common stock as of January 6, 2012. The following factors and assumptions were used by the Company in determining the value of the Make Whole Provision on initial measurement.  The Company used the binomial pricing model to determine this valuation, using the following assumptions in the model:

●	JBI, Inc Stock Price at January 6, 2012 ($1.42 per share);
●	Shares to be issued upon Occurrence – 880,250 shares of Common Stock (based on an offering price of $0.80);
●	Probability of Occurrence – 100%, based on the expectation and discussions the Company held with additional investors during and after the consummation of this private placement;

At March 31, 2012, the Company again assessed the likelihood of enacting the Make Whole Provision.  Based on current discussions with a number of investors, the Company determined that again, it was a certainty that this clause would be triggered based on the discussions of a possible private placement under the considerations outlined above.  As such, the Company remeasured the Equity Derivative Liability at the fair value of $1,000,643 based on the market price of the Company’s common stock as of March 31, 2012, which resulted in a gain of $213,812. The following factors and assumptions were used by the Company in value of the Make Whole Provision on initial measurement:

●	JBI, Inc Stock Price at March 31, 2012 ($1.17 per share);
●	Shares to be issued upon Occurrence – 880,250 shares of Common Stock (based on an offering price of $0.80);
●	Probability of Occurrence – 100%, based on the expectation and discussions the Company held with additional investors during and after the consummation of this private placement;

On May 15, 2012, the Company consummated a Private Placement which offered shares of common stock at a price of $0.80 per share.  As such, this Make Whole Provision was affected, resulting in the Company issuing an additional 880,250 shares of the Company’s common stock to these investors.  These shares were issued at a market price of $1.13/ share.  This resulted in an additional gain recorded on the Make Whole Provision of $91,986, recorded during the three months ended June 30, 2012.

On January 17, 2012, the Company issued 200,000 shares of common stock as repayment for a loan.  These shares were valued at $1.00 and repaid the full $200,000 loan.

During the first quarter of 2012, the Company authorized the issuance of 715,198 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the consulting agreement which they were issued pursuant to, and had values ranging from $0.60 to $1.48 per share.  During the second quarter of 2012, the aforementioned 715,198 shares of common stock were issued.

During the first quarter of 2012, the Company authorized the issuance of 30,786 shares of common stock for the purchase of equipment.  These shares were valued as of the date of the vendor invoice, ranging from $1.43 to $1.48 per share.  During the second quarter of 2012, the aforementioned 30,786 shares of common stock were issued.

On May 15, 2012, JBI, Inc. (the “Company”) entered into separate Subscription Agreements (the “Purchase Agreements”) with 30 investors (the “Purchasers”) in connection with a private placement to purchase shares of common stock for $0.80 per share.  The Company received gross proceeds from these Purchase Agreements in the amount of $11,343,000.

During the second quarter of 2012, the Company authorized the issuance of 657,188 shares of common stock as an advisory fee related to the Company’s financing efforts.

During the second quarter of 2012, the Company authorized the issuance of 439,333 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the consulting agreement which they were issued pursuant to, and had values ranging from $0.60 to $1.28 per share.

Warrants

Pursuant to the aforementioned private placement, the Company issued 1,710,500 Warrants to purchase shares of common stock for $2.00 to the subscribers of the private placement and an additional 287,000 Warrants have been subscribed related to the private placement.  The Warrants have an eighteen month term from the date of issuance.  As of the date of issuance of the Warrants, the Warrants were determined to have a fair value of $1.02.  The Company determined this valuation through use of a binomial pricing model.  Consistent with the model used in determining the Make Whole Provision above, the Company’s assumptions in valuing these Warrants consisted of:

●	Volatility – 163.67%, based on the Company’s Historical Stock Price
●	Probability of Occurrence – 100%, based on the expectation and discussions the Company held with additional investors during and after the consummation of this private placement
●	Risk Free Rate – 2.70%, based on the long-term US Treasury rate

Preferred Stock

The Company’s founder holds all outstanding 1,000,000 shares of Preferred Stock.  These shares have no participation rights, however, they carry super voting rights in which each share of Preferred Stock has 100:1 times the voting rights of common stock.

NOTE 12 – STOCK-BASED COMPENSATION PLANS AND AWARDS

The Company’s 2012 Long Term Incentive Plan (the “2012 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards. The 2012 Plan is administered by the compensation committee of the board of directors of the Company, or in the absence of a committee, the full board of directors of the Company.

Valuation of Awards

The per-share fair value of each stock option with a service period condition was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three- and Six- Months Ended June 30,
	2012	2011
Expected life (in years)	5.0	-
Risk-free interest rate	0.77%-0.78%	-
Expected volatility	154.30%-157.14%	-
Expected dividend yield	0%	-

Stock Options

A summary of stock option activity for the three months ended June 30, 2012 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate(1) Intrinsic Value
	(in thousands, except share and per share data)
Balance as of December 31, 2011	-	$-	$-

Granted	5,240,000	1.50
Exercised	-	-
Cancelled	-	-

Balance as of June 30, 2012	5,240,000	$1.50	$-

Equity awards available for grant at June 30, 2012	4,760,000

For the six months ended June 30, 2012 and 2011, the Company recorded compensation expense (included in selling, general and administrative expense) of $960,175 and $Nil, respectively, related to stock options.

During the six months ended June 30, 2012, 765,000 options vested and no stock options were exercised.

(1)
Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.  As of June 30, 2012, no options that had been granted were in the money

NOTE 13 – RELATED PARTY TRANSACTIONS AND BALANCES

In November 2010, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $30,000 (Note 7).  This note was repaid in cash during the quarter.

In February 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $75,000 (Note 7).  This amount was repaid in cash in July 2012.

In May 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $30,000 (Note 7).  This note was repaid in cash during the quarter.

NOTE 14 – SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	June 30, 2012	June 30, 2011
Common shares to be issued in connection with acquisition of property, plant and equipment	$35,120	$26,979
Common shares to be issued in connection with various services rendered	$1,159,693	$-
Share based compensation	$960,175	$-
Short term loan settled through share issuance	$200,000	$35,000
Long term note receivable from sale of Pak-It	$467,257	$-
Prepaid expenses utilized upon acquisition of property, plant and equipment	$-	$-
Prepayment through share issuances		$136,250
Mortgage arising on acquisition of property, plant and equipment	$-	$275,705

NOTE 15 – DISCONTINUED OPERATIONS

	June 30, 2012
	Pak-It	Javaco	Total

Inventory, net	-	127,952	$127,952
Property, plant and equipment, net	-	10,108	10,108
Intangible assets, net	-	-	-
Net assets held for sale	-	138,060	$138,060

	December 31, 2011
	Pak-It	Javaco	Total

Inventory, net	$288,254	204,403	$492,657
Property, plant and equipment, net	$382,436	15,700	398,136
Intangible assets, net	$196,213	-	196,213
Net assets held for sale	866,903	220,103	$1,087,006

	Javaco and Pak-It Statements of Operations
	Three Months Ended June 30,		Six months Ended June 30.
	2012	2011	2012	2011
Revenue	$482,429	$1,451,015	$889,147	$3,652,602
Cost of Sales	409,979	1,238,218	749,637	2,973,865
Gross Profit	72,450	212,797	139,510	678,737
Operating Expenses	95,893	670,113	221,631	1,129,960
Impairment of Intangibles	-	1,900,000	-	2,254,870
Other Income	(40)	18,016	(982)	36,398
Loss before Income Taxes	(23,483)	(2,339,300)	(83,103)	(2,669,695)
Future income tax recovery	-	(214,229)	-	(126,221)
Loss from discontinued operations, net of tax	$(23,483)	$(2,125,071)	$(83,103)	$(2,543,474)

Sale of Pak-It

On February 14, 2012, we completed the sale of substantially all of the assets of Pak-It, LLC and Dickler Chemical Company, Inc. (collectively “Pak-It”).  The sale had an effective date of January 1, 2012, in which the new owners of Pak-It were responsible for the operations of the entity.  The results of operations from Pak-It for the three- and six- months ended June 30, 2011 have been classified as discontinued operations.  No operations for the three- and six- months ended June 30, 2012 have been included in condensed consolidated financial statements.

The Company sold Pak-It for $900,000, in exchange for $400,000 cash at the closing of the sale and entry into a long-term note receivable for $500,000 due on July 1, 2013 (Note 6).

As of June 30, 2012, no assets related to Pak-It remained. The balances of the assets sold as of December 31, 2011were as follows:

December 31,
2011

Inventory (net of impairment loss and reserve of $159,140)	$288,254
Property, plant and equipment (net of depreciation and impairment loss of $211,433)	382,436
Intangible assets (net of amortization and impairment loss of $108,266)	196,213

Net assets held for sale	$866,093

The results of operations from these assets have been reclassified and presented as results of discontinued operations for all periods presented.

There are no operations of Pak-It included in the condensed consolidated financial statements as of June 30, 2012.  Our statements of operations from discontinued operations related to Pak-it for June 30, 2011 is as follows:

Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$-	$1,002,184	$-	$2,622,117
Cost of Sales	-	857,976	-	2,075,815
Gross Profit	-	144,208	-	546,302
Operating Expenses	-	496,759	-	889,919
Impairment of Intangibles	-	1,900,000	-	1,900,000
Other Income	-	18,201	-	37,000
Loss before Income Taxes	-	(2,234,350)	-	(2,206,617)
Future income tax recovery	-	(214,229)	-	(126,221)
Loss from discontinued operations, net of tax	$-	$(2,020,121)	$-	$(2,080,395)

Closure of Javaco

During the second quarter of 2012, the Company determined that the operations of Javaco no longer coincided with the strategy of the Company and that it would close down Javaco’s operations.  In July 2012, the Company shut down the Javaco operations, including termination the five employees of Javaco, liquidation the inventory and fixed assets and termination the lease for the building.  The results of operations from Javaco for the three- and six- months ended June 30, 2012 and 2011 have been classified as discontinued operations.

The Company accrued approximately $38,000 in severance and lease termination related expenses for the period ending June 30, 2012.  Subsequent to June 30, 2012, the Company liquidated the inventory and fixed assets of Javaco for net proceeds of approximately $180,000.

As of June 30, 2012 and December 31, 2011, the assets liquidated at Javaco were as follows:

	June 30,	December 31,
	2012	2011

Inventory (net of obsolescence reserve of $160,000)	$127,952	$204,403
Property, plant and equipment, (net of depreciation of $34,379 at June 30, 2012 and $36,157 at December 31, 2011)	10,108	15,700

Net assets held for sale	$138,060	$220,103

Our statements of operations from discontinued operations related to Javaco for the three- and six- month periods ended June 30, 2012 and 2011 are as follows:

Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30.
	2012	2011	2012	2011
Revenue	$482,429	$448,831	$889,147	$1,030,485
Cost of Sales	409,979	380,242	749,637	898,050
Gross Profit	72,450	68,589	139,510	132,435
Operating Expenses	95,893	173,354	221,631	240,042
Impairment of Intangibles	-	-	-	354,870
Other Expense	40	185)	982	602
Loss before Income Taxes	(23,483)	(104,950)	(83,103)	(463,079)
Future income tax recovery	-	-	-	-
Loss from discontinued operations, net of tax	$(23,483)	$(104,950)	$(83,103)	$(463,079)

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

During the three and six months periods ended June 30, 2012, 60% and 58% (June 30, 2011 – Nil and Nil) of total net revenues were generated from 2 (2011 – Nil) customers. As at June 30, 2012, 6 (December 31, 2011 – 5) customers accounted for 54% (December 31, 2011 – 54%) of accounts receivable.

As at June 30, 2012, 5(December 31, 2011 – Nil) vendors accounted for 55% (December 31, 2011 – Nil) of our total accounts payable.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet and has identified the following:

In July 2012, the Company repaid the loan made by a member of the Board of Directors of $75,000 in cash.

In July 2012, the Company issued 657,188 shares of common stock that had previously been subscribed as an advisory fee for the May private issuance and had been recorded in the Condensed Consolidated Statement of Stockholders’ Equity for the period ended June 30, 2012.

On July 23, 2012, during the Company’s Annual General Meeting, the Company’s stockholders approved the adoption of the JBI, Inc. 2012 Long-Term Incentive Plan, which formalized the Company’s issuances of various forms of stock based compensation.  The full provisions of the plan are filed in the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 20, 2012.

During the second quarter of 2012, the Company determined that the operations of Javaco no longer coincided with the strategy of the Company and determined that it would close down Javaco’s operations.  In July 2012, the Company completely shut down the Javaco operations, including termination the five employees of Javaco, liquidation the inventory and fixed assets and termination the lease for the building.  The results of operations from Javaco for the three- and six- months periods ended June 30, 2012 and 2011 have been classified as discontinued operations.  The Company liquidated the inventory and fixed assets of Javaco, details of which are included in Note 15, subsequent to the end of the quarter for net proceeds of approximately $180,000.  As of June 30, 2012, approximately $38,000 was included in accrued expenses as severance and termination costs.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following management’s discussion and analysis (the “MD&A”) of the results of operations should be read in conjunction with the unaudited condensed consolidated financial statements of the Company as at June 30, 2012, together with the accompanying notes.  This discussion contains forward-looking statements that involve certain risks and uncertainties, and that reflect estimates and assumptions.  See the section entitled “Cautionary Statement Regarding Forward-Looking Information” for more information on forward-looking statements.  Our actual results may differ materially from those indicated in forward-looking statements.  Factors that could cause our actual results to differ materially from our forward-looking statements are described in “Risk Factors” and elsewhere in this report.

Business Overview

For financial reporting purposes, we operate one business segment, which is our fuel production business using our P2O solution,.  Previously, we operated a chemical processing and cleaning business, known as Pak-It as well as an electronic and video equipment distribution business, conducted by Javaco, Inc. (“Javaco”).  As of December 31, 2011, substantially all of the assets of Pak-It were held for sale, and in February 2012, we sold Pak-It, whose operations have been classified as discontinued for all periods reported.  As of June 30, 2012, we determined that the business of Javaco was no longer a key component of our business and determined that it would be closed down.  For all periods presented, the operations of Javaco have been shown as discontinued operations and the assets were classified as held for sale.  Subsequent to June 30, 2012, we liquidated the inventory and fixed assets of Javaco for $180,000.  Additionally, we had previously identified a corporate segment which contained the data storage and recovery business.  However, in the first quarter of this year, we determined that due to time constraints of the Company’s founder John Bordynuik, this was no longer a viable business as he was unable to dedicate significant time to the business and all assets related to this business which had not generated revenues in the previous two years, were fully impaired.

Our P2O business has begun to operate as a commercial business.  We anticipate that this line will continue to grow and ultimately reach the capabilities of a full commercial production facility and this line of business will account for a substantially all of our revenues for the remainder of 2012 and periods thereafter.   Historically, however, our revenues had been derived primarily from our other lines of business and products, noted above as discontinued operations.

Plastic2Oil Business

Our P2O solution is a proprietary process that converts waste plastic into fuel through a series of chemical reactions.  We developed this process in 2009 and began limited commercial production in 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility.  Currently, we have one operational P2O processor, and one processor whose reactor is being rebuilt, which produce naphtha, Fuel Oil No. 2 and Fuel Oil No. 6, which are fuels produced to the specifications published by ASTM International, the organization that establishes the international technical standards for fuel products.  Our process also produces two by-products, an off-gas similar to natural gas and a petcoke carbon residue, both of which have a potential market value.  We currently have contracts to sell our fuel product through three distribution channels comprised of fuel wholesalers, fuel retailers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the furnace in our P2O process.

Our P2O process accepts mixed, unwashed waste plastics  and comingled materials. Although many sources of plastic waste are available, our feedstock sources primarily include post-commercial and industrial waste plastic.  Generally, this waste stream is costly for companies to dispose of, which makes it readily available for us to acquire.   We believe our P2O process offers a cost-effective solution for businesses that currently have to pay to dispose of this type of waste.

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

Results of Operations - Six Month periods ended June 30, 2012 and June 30, 2011

For the six month periods ended June 30, 2012, we had revenues of $405,882.  During the comparable six month period ending June 30, 2011, our revenues were $86,015.  The revenues from both periods reflect sales of our No. 6 Fuel Oil, No. 2 Petroleum Distillate, Naphtha as well as sales of processed waste product (primarily paper fiber) from our Canadian Recycling Facility.

Revenue Sources

The revenues from all discontinued operations (Pak-It and Javaco) have been reclassified as such in all periods presented.

	Six months Ended June 30,
	2012	2011

P2O Sales	405,882	86,015

Cost of Sales

Cost of Sales consist primarily of costs of procuring and processing waste plastic at our Canadian Recycling Facility, the cost of the operations of our P2O Processors as well as the costs of procuring and processing waste product (primarily paper fiber).  Cost of sales is driven by the amount of production and volumes that can be processed during the periods of up-times of the processor.  We continue to refine our process and processing abilities in order to improve throughput and improve our cost structure.

	Six months Ended June 30,
	2012	2011
P2O	304,178	57,534

Gross Profit

The gross profit is as follows:

	Six months Ended June 30,
	2012	2011
P2O	101,704	28,481

For the six months periods ending June 30, 2012, P2O gross profit was 25.1%, as compared to the same period in 2011, in which the gross profit was approximately 33.1%.  The Company continues to refine the waste plastic processing at our Canadian recycling facility and fuel manufacturing processes as we transition from research and development to commercial roll-out.  Additionally, during the second quarter of 2012, we continued to perform testing on the second processor, which resulted in additional costs related to up and downtime of the processor.

Operating Expenses from Continuing Operations

Operating expenses for the six month period ending June 30, 2012 were $7,301,304 as compared to $6,776,204 for the same periods of 2011.  These expenses are comprised of the following elements:

	Six months Ended June 30.
	2012	2011
Selling, general & administrative expenses	$6,830,135	$6,101,878
Depreciation of property, plant and equipment	275,814	165,908
Accretion of other long-term obligation	429	-
Research and development expenses	2,095	508,417
Impairment loss	192,831	-
	$7,301,304	$6,776,204

Selling, general and administrative expenses consist primarily of personnel-related costs, legal costs, accounting costs and other professional, regulatory and administrative costs.

For the six month period ending June 30, 2012, selling, general and administrative expenses increased by $728,256 from the same period of the prior year.  This increase was driven by the granting of stock options to key senior executives and the related compensation expense recorded in the current period, as well as other stock based compensation arrangements and increased headcount at the Company.  These were offset by the reduction of accounting and legal service fees.

Depreciation costs are determined on a consistent basis for each of the periods with no revision to any estimated useful lives of the property, plant and equipment or the intangible assets to which these charges relate.  In the six- month periods ending June 30, 2012, depreciation expenses were higher as we have continued to build our processor and make other necessary capital expenditures to develop the business.

Research and development expenses decreased by $506,322 as we have begun the transition towards commercial roll-out.

During the second quarter, a safety and maintenance check was performed on the Company’s initial P2O Processor.  At that time it was determined that the reactor of the processor was no longer suitable for use due to the heavy demands of research and development.  The Company recorded an impairment expense of $156,331.  Additionally, in the first quarter of 2012, we determined that the Company’s legacy tape reading services would not be continued in the foreseeable future due to the time constraints on the Company’s founder.  As such, these assets were determined to no longer be of use and they were impaired for their full carrying value of $36,500.

Results of Operations - Three Month periods ended June 30, 2012 and June 30, 2011

For the three month period ended June 30, 2012, we had revenues of $179,420.  During the comparable three month period ending June 30, 2011, our revenues were $86,015.  The revenues from both periods reflect sales of our No. 6 Fuel Oil, No. 2 Petroleum Distillate, Naphtha as well as sales of processed waste product (primarily paper fiber) from our Canadian Recycling Facility.

Revenue Sources

The revenues from all discontinued operations (Pak-It and Javaco) have been reclassified as such in all periods presented.

	Three Months Ended June 30,
	2012	2011

P2O Sales	179,420	86,015

Cost of Sales

Cost of Sales consist primarily of costs of procuring and processing waste plastic at our Canadian Recycling Facility, the cost of the operations of our P2O Processors as well as the costs of procuring and processing waste product (primarily paper fiber).  Cost of sales is driven by the amount of production and volumes that can be processed during the periods of up-times of the processor.  We continue to refine our process and processing abilities in order to improve throughput and improve our cost structure.

	Three Months Ended June 30,
	2012	2011
P2O Sales	126,329	57,534

Gross Profit

The gross profit is as follows:

	Three Months Ended June 30,
	2012	2011
P2O Sales	53,091	28,481

For the three months period ending June 30, 2012, P2O gross profits were 29.6%, as compared to the same period in 2011, in which the gross profit was approximately 33.1%.  The Company continues to refine the waste plastic processing at our Canadian recycling facility and fuel manufacturing processes as we transition from research and development to commercial roll-out.  Additionally, during the second quarter of 2012, we continued to perform testing on the second processor, which resulted in additional costs related to up and downtime of the processor.

Operating Expenses from Continuing Operations

Operating expenses for the three  month period ending June 30, 2012 were $4,230,616 as compared to $4,415,260 for the same period of 2011.  These expenses are comprised of the following elements:

	Three Months Ended June 30,
	2012	2011
Selling, general & administrative expenses	$3,933,143	$4,099,741
Depreciation of property, plant and equipment	138,833	95,057
Accretion of other long-term obligation	214	-
Research and development expenses	2,095	220,462
Impairment loss	156,331	-
	$4,230,616	$4,415,260

Selling, general and administrative expenses consist primarily of personnel-related costs, legal costs, accounting costs and other professional, regulatory and administrative costs.

For the three month period ending June 30, 2012, selling, general and administrative expenses decreased by $166,598 from the same quarter of the prior year.  This decrease was mainly driven by significant decreases in the accounting, legal and other professional fees incurred by the Company in the current period.  These decreases were offset by the expenses recorded related to the granting of stock options to key senior executives and the related compensation expense recorded in the current period.

Depreciation costs are determined on a consistent basis for each of the periods with no revision to any estimated useful lives of the property, plant and equipment or the intangible assets to which these charges relate.  In the three month periods ending June 30, 2012, depreciation expenses were higher as we have continued to build our processor and make other necessary capital expenditures to develop the business.

Research and development expenses decreased by $218,367 as we have begun the transition towards commercial roll-out.

During the quarter, a safety and maintenance check was performed on the Company’s initial P2O Processor.  At that time it was determined that the reactor of the processor was no longer suitable for use due to the heavy demands of research and development.  The Company recorded an impairment expense of $156,331.

Liquidity and Capital Resources

As of June 30, 2012 the Company had cash and cash equivalents of $6,429,700 on hand compared to $2,511,469 at December 31, 2011.

The Company’s cash flow for the periods can be summarized as follows:

	2012	2011
Net loss from continuing operations	$(6,800,270)	$(6,720,415)
Net loss from discontinued operations	(83,103)	(2,543,474)
Items not affecting cash from continuing operations	2,279,569	2,962,392
Items not affecting cash from discontinued operations	5,592	2,522,146
Working capital changes from continuing operations	(784,737)	302,783
Working capital changes from discontinued operations	467,913	(42,542)
Investing activities	(2,810,513)	(627,449)
Financing activities	11,643,780	7,449,364
Increase in cash	$3,918,231	$3,370,045

The Company does not currently generate sufficient cash to fund operations and it has limited capital resources. To fund operations during its development, the Company has primarily relied on net proceeds from the sale of its equity securities in private placement transactions. If the Company fails to raise additional capital as and when needed, then it may be forced to severely curtail or cease operations.  There can be no assurance that financing will be available on favorable terms or at all. If the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

The Company’s limited capital resources and recurring losses from operations raise substantial doubt about its ability to continue as a going concern and may adversely affect the ability to raise additional capital. The audit report prepared by the Company’s independent registered public accounting firm relating to its consolidated financial statements for the year ended December 31, 2011 includes an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

In each of the periods the Company had significant charges included in the reported Net Loss that had no effect on cash flows.  In both periods, these charges included depreciation of property, plant and equipment, amortization of intangible assets, allowances for uncollectible amounts, and stock issued for services.

Investing activities include the Company’s cash investment in property, plant and equipment, cash held in attorney trusts and deposits on assets which amounted to $2,810,513 in the current period.  This amount includes $35,120 that the Company committed to settle through the issuance of shares.  As we continue to grow and expand the number of processors, potential P2O location and make any necessary modifications to the processors, buildings housing the processors and other enhancements, we expect to continue to make significant investment in property, plant and equipment in future periods.

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

At June 30, 2012 the Company reported working capital of $5,360,245.  The Company is not yet generating positive cash flows from operations and likely will not in fiscal 2012.  As such, the Company will require additional financings to sustain and grow operations.   While the Company has been successful in raising financing in sufficient amounts and under suitable terms to meet its needs in the past, there is no assurance that it will be able to do so in the future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions with Related parties

In November 2010, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $30,000 (Note 7 & 13).  This note was repaid in cash during the quarter.

In February 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $75,000 (Note 7 & 13).  This amount was repaid in cash in July 2012.

In May 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $30,000 (Note 7 & 13).  This note was repaid in cash during the quarter.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of intangible assets, asset retirement obligations, environmental contingencies, revenue recognition and share based compensation.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. Accounts receivable determined to be uncollectible are recognized using the allowance method. The allowance for uncollectible accounts for the period ended June 30, 2012 and year ended December 31, 2011 was $44,397 and $331,695.

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

As of June 30, 2012 and December 31, 2011, the Company determined that due to the time constraints placed on our founder, John Bordynuik as the growth of the P2O business has been nearly his sole focus and where the vast majority of his time is spent, it is unable to determine when the Company’s magnetic tape reading, data business, will begin producing revenues.  Therefore, we cannot justify the value of the assets on the books of the Company.  As such, the Company determined that these assets no longer had value to the Company and recorded an impairment charge of $36,500 to write the assets down to $Nil.

The determination and calculation of impairment of a long-lived asset inherently involves estimating the future cash flows to be derived from the asset or group of assets, using discount rates to determine these future cash flows commensurate with the uses of the assets and ultimately determining if any future value can be derived from these assets.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in amortization expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of other long-term liabilities in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  The balance of such asset retirement obligation is included in accrued expenses for the short-term portion and other long-term liabilities for the long term portion, with balances of $28,300 and $28,566 as of June 30, 2012 and December 31, 2011, respectively.

In determining our asset retirement obligations, we use estimates of the expected future costs to return our property to the state in which we originally obtained the property, which includes estimating costs for waste disposal, any potential clean-up of the property, disposal of assets on site and the engineering and labor costs to perform such work.  These estimates can vary based on current costs to perform such work versus the future costs we estimate to perform this work, additional costs and fees we may incur to dispose of the aforementioned products and assets and any other future regulations which we may be subject to.

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

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation—Stock Compensation.” The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

Estimating stock based compensation expense under a Black-Scholes model requires us to make assessments of the estimated life of the options prior to exercise, the volatility of the stock price at the time of the grant, an estimate of the percentage of granted shares that will be forfeited during the life of the option grants and the estimated dividend rate of the stock.  At the time of valuation of the stock based compensation, management estimates these amounts to the best information that is available, however, should actual results vary from these estimates, the values assigned to the stock based compensation could change.

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

Currency Fluctuations and Foreign Currency Risk

The Company mainly operates in the United States and Canada.  Due to the relative stability of the Canadian Dollar in comparison to the U.S. Dollar, we have not experienced foreign currency risk, however, should this stability change, we could be exposed to such risk.

Interest Rate Risk

We deposit surplus funds with banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of short-term debt outstanding as of June 30, 2012 and December 31, 2011 was $92,898 and $243,798, respectively.

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

During the three and six months periods ended June 30, 2012, 60% and 58% (June 30, 2011 – Nil and Nil) of total net revenues were generated from 2 (2011 – Nil) customers. As at June 30, 2012, 6 (December 31, 2011 – 5) customers accounted for 54% (December 31, 2011 – 54%) of accounts receivable.

As at June 30, 2012, 5(December 31, 2011 – Nil) vendors accounted for 55% (December 31, 2011 – Nil) of our total accounts payable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As previously reported in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), the Company and two former directors of the Company are defendants in a class action lawsuit filed on July 28, 2011in U.S. District Court for the District of Nevada.  During the quarter ended June 30, 2012, a lead plaintiff was appointed in the case and an amended complaint was filed. The Company and the other defendants’ answer to the amended complaint is due on October 5, 2012.  For a description of the alleged facts, relief sought and other information about this action, please refer to the description contained in Item 3 of Part I of the 2011 Annual Report.

As previously reported  in Item 3 of Part I of the 2011 Annual Report, the Company and the members of its board of directors are defendants in a stockholder derivative suit filed on March 16, 2012 in the U.S. District Court in the State of Massachusetts.  During the quarter ended June 30, 2012, the individual defendants filed a motion to dismiss the complaint arguing, among other things, that the plaintiff stockholder  failed to allege sufficient facts demonstrating that presenting a demand to the Company’s board of directors prior to filing suit would have been futile.   For a description of the alleged facts, relief sought and other information about this action, please refer to the description contained in Item 3 of Part I of the 2011 Annual Report.

For a description of other legal proceedings involving the Company as of June 30, 2012, please refer to Footnote 10 to the Company’s condensed consolidated financial statements filed with this report.

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

On May 15, 2012, the Company issued 880,250 shares of the Company’s common stock pursuant to the Make Whole Provision under the terms of the January private placement (Note 11).

During the second quarter of 2012, the Company issued 715,198 and 30,786 shares of common stock, respectively, that had previously been subscribed.

During the second quarter of 2012, the Company authorized the issuance of 439,333 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the consulting agreement which they were issued pursuant to, and had values ranging from $0.60 to $1.28 per share.

During the third quarter of 2012, the Company authorized the issuance of 657,188 shares of common stock as an advisory fee related to the Company’s financing efforts.

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

Item 6.	Exhibits

(a)           Exhibits

3.1	Certificate of Amendment to Articles of Incorporation filed on January 10, 2007.
3.2	Certificate of Amendment to Articles of Incorporation filed on December 11, 2009.
3.3	Certificate of Designation filed on December 1, 2009.
3.4	Certificate of Amendment to Certificate of Designation filed on May 10, 2012.
3.5	Certificate of Amendment to Articles of Incorporation filed on May 11, 2012.
3.6	Certificate of Correction filed on May 14, 2012.
4.1	Form of Common Stock Certificate
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy ExtensionDefinition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBI, INC.
Date: August 9, 2012	By:	/s/ Kevin Rauber
Name: Kevin Rauber
Title: President and Chief Executive Officer (Principal Executive Officer)