Form 10-Q
period 2012-09-30
JBI, INC.
filed 2012-11-08
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

Commission File Number: 000-52444

JBI, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0822950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Iroquois Street
Niagara Falls, NY 14303
(Address of principal executive offices) (Zip Code)

(716) 278-0015
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

As of November 7, 2012, there were 89,817,547 shares of Common Stock, $0.001 par value per share, issued and outstanding.

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

Unless otherwise noted, references in this Report to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,763,962	$2,511,469
Cash held in attorney trust (Note 2)	48,693	-
Accounts receivable, net of allowance for doubtful accounts of $67,325 (2011 - $331,695) (Note 2)	226,526	286,174
Inventories , net (Note 4)	157,862	101,885
Assets held for sale (Note 16)	-	1,087,006
Short-term note receivable (Notes 6 and 16)	481,582	-
Prepaid expenses and other current assets	628,292	515,820
TOTAL CURRENT ASSETS	4,306,917	4,502,354

PROPERTY, PLANT AND EQUIPMENT, NET (Note 5)	6,361,671	4,099,500
DEPOSITS AND OTHER ASSETS (Notes, 2, 10 and 18)	661,416	31,897
TOTAL ASSETS	$11,330,004	$8,633,751
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$626,761	$1,987,573
Accrued expenses	866,395	815,273
Short-term loans (Note 7)	-	230,000
Stock subscriptions payable	-	3,026,000
Customer advances	26,120	125,245
Capital lease – current portion (Note 9)	17,898	13,798
TOTAL CURRENT LIABILITIES	1,537,174	6,197,889

LONG-TERM LIABILITIES
Other long-term liabilities	29,209	28,566
Mortgages payable and capital lease (Note 9)	306,848	295,684
TOTAL LIABILITIES	1,873,231	6,522,139
Subsequent Events (Note 18)
Commitments and Contingencies (Note 10)

STOCKHOLDERS' EQUITY (Note 11)
Common Stock, par $0.001; 150,000,000 authorized, 89,776,148 shares at September 30, 2012 and 68,615,379 shares at December 31, 2011	89,777	68,616
Common Stock Subscribed, 116,399 shares at cost at September 30, 2012 and 811,538 shares at cost at December 31, 2011	119,111	839,062
Common Stock Warrants to purchase shares of Common Stock for $2.00 per share, 1,997,500 Warrants at September 30, 2012	2,037,450	-
Preferred stock, par $0.001; 5,000,000 authorized, 1,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	1,000	1,000
Additional paid in capital	51,647,952	35,748,538
Accumulated deficit	(44,438,517)	(34,545,604)
TOTAL STOCKHOLDERS' EQUITY	9,456,773	2,111,612
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,330,004	$8,633,751
 The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Month Periods Ended September 30,
(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
SALES (Note 14)
P2O Sales	$595,516	$221,653		$189,634	$140,552
OTHER Sales	70,381	-		70,381	-
TOTAL SALES	665,897	221,653		260,015	140,552

COST OF SALES (Note 14)
P2O Cost of Sales	493,136	50,539		188,958	23,010
OTHER Cost of Sales	52,097	-		51,217	-
TOTAL COST OF SALES	545,233	50,539		240,175	23,010

GROSS PROFIT	120,664	171,114		19,840	117,542
OPERATING EXPENSES
Selling, general and administrative expenses	9,666,901	9,113,296		2,822,486	2,978,680
Depreciation of property, plant and equipment	446,021	269,525		170,207	103,617
Accretion of other long-term obligations	516	-		88	-
Research and development expenses	2,095	896,836		-	390,350
Impairment loss (Note 2)	192,831	-		-	-
TOTAL OPERATING EXPENSE	10,308,364	10,279,657		2,992,781	3,472,647
LOSS FROM OPERATIONS	(10,187,700)	(10,108,543)		(2,972,941)	(3,355,105)
OTHER INCOME (EXPENSE)
Gain on fair value measurement of equity derivative liability (Note 11)	305,798	-		-	-
Interest (expense), income, net	(3,014)	(32,395)		905	(20,867)
Other income, net	101,279	38,225		3,829	-
	404,063	5,830		4,734	(20,867)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(9,783,637)	(10,102,713)		(2,968,207)	(3,375,972)
INCOME TAXES FROM CONTINUING OPERATIONS (Note 8)
Future income tax recovery	-	-		-	-
NET LOSS FROM CONTINUING OPERATIONS	(9,783,637)	(10,102,713)		(2,968,207)	(3,375,972)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX (Note 16)	(109,276)	(2,880,591)		(28,137)	(343,391)
NET LOSS	$(9,892,913)	$(12,983,304)	$	(2,996,344)	$(3,719,363)
Basic & diluted loss per share for continuing operations	$(0.12)	$(0.17)		$(0.03)	$(0.05)

Basic & diluted loss per share for discontinued operations	$(0.00)	$(0.05)		$(0.00)	$(0.01)
Basic & diluted loss per share from Net Loss	$(0.12)	$(0.22)		$(0.03)	$(0.06)
Basic & diluted weighted average number of common shares outstanding	79,406,788	58,507,805		89,540,484	66,598,399

The accompanying notes are an integral part of the condensed consolidated financial statements

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Month Period Ended September 30, 2012 (Unaudited)

	Common Stock $0.0001 Par Value		Common Stock Subscribed		Common Stock Warrants		Preferred Stock $0.0001 Par Value		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, DECEMBER 31, 2011	68,615,379	$68,616	811,538	$839,062	-	$-	1,000,000	$1,000	$35,748,538	$(34,545,604)	$2,111,612

Common stock issued for services in the prior year, ranging from $0.60 to $2.38 per share	731,538	732	(731,538)	(799,062)		-	-	-	798,330	-	-

Common stock issued for purchase of equipment in the prior year	80,000	80	(80,000)	(40,000)			-	-	39,920	-	-

Common stock issued in connection with private placement, $1.00 per unit,	3,421,000	3,421	-		1,710,500	1,744,710	-	-	458,414	-	2,206,545

Common stock subscribed for advisory fee	-	-	287,000	287	287,000	292,740	-	-	(293,027)		-

Common stock issued for repayment of loan, $1.00 per share	200,000	200	-	-		-	-	-	199,800	-	200,000

Common stock subscribed for services, ranging from $0.60 to $1.48 per share.	-	-	715,198	783,878		-	-	-	-	-	783,878

Common stock subscribed for equipment, $1.48 per share	-	-	30,786	35,120		-	-	-	-	-	35,120

Common stock issued for services, subscribed in Q1-2012, ranging from $0.60 to $1.48 per share	715,198	715	(715,198)	(783,878)	-	-	-	-	783,163	-	-

Common stock issued for purchase of equipment, subscribed in Q1-2012, $1.48 per share	30,786	31	(30,786)	(35,120)	-	-	-	-	35,089	-	-

Common stock issued in relation to the private placement in January 2012, relating to the price protection clause (Note 11)	880,250	880	-	-	-	-	-	-	907,778	-	908,658

Common stock issued in connection with private placement, $0.80 per share (net of advisory fee of $657 and legal and offering costs of $135,169)	14,153,750	14,154	-	-	-	-	-	-	11,189,912	-	11,204,066

Common stock subscribed as an advisory fee in relation to May private placement	-	-	657,188	657	-	-	-	-	(657)	-	-

Common stock subscribed for services, ranging from $0.60 to $1.28 per share	-	-	439,333	440,528	-	-	-	-	-	-	440,528

Common stock issued for services, subscribed in Q2-2012, ranging from $0.60 to $1.28 per share	364,333	364	(364,333)	(355,778)	-	-	-	-	355,414	-	-

Common stock issued as an advisory fee in connection with the January private placement, subscribed in Q1-2012	287,000	287	(287,000)	(287)	-	-	-	-	-	-	-

Common stock issued as an advisory fee in relation to the private placement in January 2012, relating to the price protection clause (Note 11)	71,750	72	-	-	-	-	-	-	(72)	-	-

Common stock issued as an advisory fee in connection with the May private placement, subscribed in Q2-2012	657,188	657	(657,188)	(657)	-	-	-	-	-	-	-

Common stock returned and retired previously issued as an advisory fee in connection with the May private placement.	(601,250)	(601)	-	-	-	-	-	-	601	-	-

Common stock issued for services, ranging from $1.04 to $1.42 per share	169,226	169	-	-	-	-	-	-	203,829	-	203,998

Common stock subscribed for services at $0.83 per share	-	-	41,399	34,361	-	-	-	-	-	-	34,361

Stock compensation expense related to granting of stock options.	-	-	-	-	-	-	-	-	1,220,920	-	1,220,920

Net loss	-	-	-	-		-	-	-	-	(9,892,913)	(9,892,913)

BALANCE, SEPTEMBER 30, 2012	89,776,148	$89,777	116,399	$119,111	1,997,500	$2,037,450	1,000,000	$1,000	$51,647,952	$(44,438,517)	$9,456,773

  The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30,
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(9,783,637)	$(10,102,713)
Net loss from discontinued operations	(109,276)	(2,880,591)
Items not affecting cash:
Depreciation of property plant and equipment	451,056	152,983
Accretion of other long-term obligations	516	-
Other Income	(18,139)	-
Impairment charges	192,831	-
Foreign exchange loss	-	(28,967)
Gain on equity derivative liability	(305,798)	-
Provision for uncollectible accounts	34,962	-
Receivable from insurance carrier	(247,603)	-
Stock issued for services and stock based compensation	2,618,687	4,541,393
Total items not affecting cash from continuing operations	2,726,512	4,665,409
Items not affecting cash attributable to discontinued operations	5,591	2,580,278
Working capital changes:
Accounts receivable	24,686	237,079
Recovery of uncollectible accounts	-	(67,240)
Inventories	(49,180)	61,083
Short-term note receivable	(475,443)	-
Prepaid expenses and other current assets	200,130	68,644
Assets held for sale	1,080,210	-
Deposits & other assets	(22,299)	-
Accounts payable	(1,360,812)	381,785
Accrued expenses	63,122	(191,461)
Income taxes payable	-	(5,781)
Other long-term liabilities and customer advances	(98,998)	-
Total working capital changes	(638,584)	484,109
Changes attributable to discontinued operations	(5,592)	(91,375)

NET CASH USED IN OPERATING ACTIVITIES	(7,804,986)	(5,344,883)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(2,855,674)	(1,612,280)
Deposits for purchases of property, plant and equipment	(607,220)	-
Decrease in restricted cash	-	144,500
(Increase) decrease in cash held in attorney trust	(48,693)	197,291

NET CASH USED IN INVESTING ACTIVITIES	(3,511,587)	(1,270,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock proceeds, net	11,699,066	8,381,280
Repayments of long term debt	-	(7,426)
Repayments of note payable	(105,000)	(75,000)
Repayment of stock subscriptions payable advances	(100,000)	-
Proceeds from short term loans	75,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,569,066	8,298,854

NET INCREASE IN CASH AND CASH EQUIVALENTS	252,493	1,683,482

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,511,469	724,156

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,763,962	$2,407,638

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

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of $44,438,517 at September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has funded its activities to date almost exclusively from equity financings.

The Company will continue to require substantial funds to continue development of its core business of P2O as it continues the transition to full-scale commercial production and implements its sales and marketing strategy, if full regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include potentially any of the following financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments.

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial production goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence as a going concern.

The Company has completed three business acquisitions since April 2009:

●
In June 2009, the Company purchased certain assets from John Bordynuik, Inc., a corporation founded by John Bordynuik, the Company’s founder. The assets acquired from John Bordynuik, Inc. included tape drives, computer hardware, servers and a mobile data recovery container to read and transfer data from magnetic tapes and these assets are used in the Company’s Data Recovery & Migration business.  The Company’s process for data recovery was developed by the Company’s founder, John Bordynuik, and continues to be highly dependent on Mr. Bordynuik to interpret the data. The time constraints on Mr. Bordynuik were an impediment to the Data Recovery & Migration Business achieving revenue in 2010 and 2011.  As a result of this, all assets related to the Data Recovery & Migration were determined to be impaired and fully written-off.  During the third quarter of 2012, Mr. Bordynuik was able to focus a portion of his time on the interpretation of this data, which allowed the Company to achieve revenues related to the Data Recovery & Migration business.

●
In August 2009, the Company acquired Javaco, Inc. (“Javaco”) a distributor of electronic components, including home theater and audio video products.  During the quarter ended September 30, 2012, the Company shut-down the operations of Javaco and liquidated the inventory and fixed assets.  The operations of Javaco have been shown as discontinued operations for all periods presented (see Note 16).

●
In September 2009, the Company acquired Pak-It, LLC (“Pak-It”).  Pak-It operated a bulk chemical processing, mixing, and packaging facility.  It also developed and patented a delivery system that packages condensed cleaners in small water-soluble packages.  During 2011, the Company initiated a plan to sell certain operating assets of Pak-It and subsequently sold Pak-It in February 2012, with an effective date of January 1, 2012.  The operations of Pak-It have been classified as discontinued operations for all periods presented (see Note 16).

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Javaco, Pak-it, JBI (Canada) Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil of NY#1, Plastic2Oil Marine Inc. and Plastic2Oil Land Inc. (dissolved in 2011).  All intercompany transactions and balances have been eliminated on consolidation.  Amounts in the condensed consolidated financial statements are expressed in US dollars. Pak-It and Javaco have also been consolidated; however, as mentioned in Note 1 their operations for all periods presented are classified as discontinued operations (see Note 16).

Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of property, plant and equipment and intangible assets, share based compensation, asset retirement obligations, inventory obsolescence, accrued expenses and uncollectible accounts receivable exposures and the valuation of stock warrants.

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

The allowance for doubtful accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. Accounts receivable determined to be uncollectible are recognized as allowance for uncollectible accounts. The allowance for uncollectible accounts for the period ended September 30, 2012 and the year ended December 31, 2011 was $67,325 and $331,695, respectively.

Inventories

Inventories, which consist primarily of plastics and processed fuel at P2O, are stated at the lower of cost or market. The Company uses an average costing method for determining cost (Note 4). Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of prepayments for services and insurance premiums as well as payments of Canadian sales taxes in excess of the amounts we have collected and are required to remit.  Additionally, the Company has recorded a receivable in the amount of $247,603 from its insurance carrier related to a legal claim in which the insurance carrier has agreed to reimburse the Company for out of pocket legal expenses.  Subsequent to September 30, 2012, the Company received this amount from the insurance carrier.

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

Gains and losses on depreciable assets retired or sold are recognized in the statements of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred and expenditures that increase the useful life of the asset are capitalized.

Capital leases are classified as property, plant and equipment and the related depreciation is recorded on the assets and included as depreciation in the statement of operations.

Construction in Process

The Company capitalizes customized equipment built to be used in the future day to day operations at cost. Once complete and available for use, the cost for accounting purposes is transferred to property, plant and equipment, where depreciation is recognized in accordance with the class of the fixed asset.

Deposits and Other Assets

The Company classifies amounts paid for property, plant and equipment in installment payments or amounts paid prior to the receipt of such assets as deposits.  As of September 30, 2012, the Company had paid $661,416 in installment payments on property, plant and equipment related to new processors.  As of December 31, 2011, the Company had paid $31,897 related to deposits on assets for the second processor. As of September 30, 2012, the Company is obligated to pay the final installment payment of approximately $307,000 in regards to property, plant and equipment related to new processors once delivered to the Company.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented.

During the first quarter of 2012, the Company determined that due to the time constraints placed on the Company’s founder, John Bordynuik, the Data Recovery & Migration Business was no longer viable.  With the growth of the P2O business being Mr. Bordynuik’s nearly sole focus and where the vast majority of his time is spent, the Company is unable to determine when this business will begin producing revenues again.  Therefore, at that time, the Company could not justify the carrying value of the Data Recovery & Migration assets.  As such, the Company determined that these assets no longer had value to the Company and recorded an impairment charge of $36,500 in the period ended March 31, 2012, to write the assets down to $Nil.

During the period ended June 30, 2012, the reactor on the initial P2O Processor was determined to no longer be viable due to excessive wear and tear during significant amounts of research and development testing.  As a result, the Company recorded an impairment charge for the carrying value of the reactor in the amount of $156,331 during the second quarter.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the condensed consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement costs, equal to the estimated fair value of the asset retirement obligations, are capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in amortization expense on the condensed consolidated statements of income. Increases in the asset retirement obligations resulting from the passage of time are recorded as accretion of other long-term liabilities in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligations.  The balance of such asset retirement obligations is included in other long-term liabilities with balances of $29,209 and $28,566 as of September 30, 2012 and December 31, 2011, respectively.

Environmental Contingencies

The Company records environmental liabilities at their undiscounted amounts on our balance sheet as other current or long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. These costs may be discounted to reflect the time value of money if the timing of the cash payments is fixed or reliably determinable and extends beyond a current period.   Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. The Company’s estimates are subject to revision in future periods based on actual costs or new circumstances. The Company capitalizes costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

The Company evaluates any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties including insurance coverage separately from our liability. Recovery is evaluated based on the creditworthiness or solvency of the third party, among other factors. When recovery is assured, the Company records and report an asset separately from the associated liability on its balance sheet. No amounts for recovery have been accrued to date.

Assets Held for Sale

An asset or business is classified as held for sale when (i) management commits to a plan to sell or otherwise dispose of such asset or business and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) that it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less costs to sell, and the assets are no longer depreciated or amortized. The assets and related liabilities are aggregated and reported on separate lines of the balance sheet.

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

Data Recovery & Migration Sales are recognized when the terms of the recovery agreement are completed and the migrated data is returned to the customer in a readable format.  Pricing for these services is agreed to prior to the consummation of the work and invoiced subsequent to completion.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation—Stock Compensation.” The Company recognizes compensation cost in its condensed consolidated financial statements for all stock-based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

Shipping and Handling Costs

The Company’s shipping and handling costs of $11,848 and $33,334, were included in the cost of goods sold for the three and nine month periods ended September 30, 2012, respectively.  For the three and nine month periods ended September 30, 2011, the costs were $5,181 and $11,804, respectively, and were included in cost of goods sold for these periods as well.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were approximately $5,571 and $25,173 during the three and nine month periods ended September 30, 2012 and $8,503 and $18,955 during the three and nine month periods ended September 30, 2011, respectively.  These expenses are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as an operating expense of the Company as incurred. For the three and nine month periods ended September 30, 2012 and 2011 the Company expensed $Nil and $2,095, respectively. For the three and nine month periods ended September 30, 2011, the Company expensed $390,350 and $896,836 respectively, towards research and development costs.

Foreign Currency Transactions

The Company’s functional and reporting currencies are the US Dollar. The Company occasionally enters into transactions denominated in foreign currencies, which are translated at the prevailing exchange rate at the date of the transaction. All monetary assets and liabilities denominated in currencies other than the US Dollar are remeasured using the exchange rates in effect at the balance sheet date resulting in a translation gain or loss.  Foreign exchange gains and losses are included in the condensed consolidated statements of operations.

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

The Company files tax returns in the U.S. federal and state jurisdictions as well as a foreign country.  The years ending December 31, 2008 through December 31, 2011 are tax years open to IRS review.

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

Segment Reporting

Prior to the sale of Pak-It and closure of Javaco, the Company operated in three reportable segments as defined by ASC 280-10, ("Disclosures about Segments of an Enterprise and Related Information"), which establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Subsequent to the sale of Pak-It and closure of Javaco, the Company began to solely focus on the Plastic2Oil business and, accordingly, during the second quarter of 2012, did not report segmented revenue as all revenue was derived from the P2O business.  During the quarter ended September 30, 2012, the Company has two reportable segments, Plastic2Oil and the Data Recovery & Migration Business.  Due to the significance of the revenue generated in the third quarter from the Data Recovery & Migration Business, the Company has determined that these revenues would be reported as an individual segment.  The Company’s chief operating decision maker is the Company’s Chief Executive Officer.

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

The carrying amounts of cash and cash equivalents, cash held in attorney trust, accounts receivable, short-term notes receivable, accounts payable, accrued expenses, customer advances, stock subscriptions payable, capital leases and short-term loans approximate fair value because of the short-term nature of these items. The carrying amount of the mortgage payable and other long-term liabilities approximate fair value, based on the market rate of interest used to discount the liabilities.  Per ASC Topic 820 framework these are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

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

NOTE 4 – INVENTORIES, NET

Inventories consist of the following:

	September 30, 2012	December 31, 2011

Raw materials	$81,971	$64,191

Finished goods	75,891	37,694

Total inventories	$157,862	$101,885

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

September 30, 2012	Cost	Accumulated Amortization	Net Book Value

Leasehold improvements	$51,671	$(10,573)	$41,098
Machinery and office equipment	4,451,135	(1,030,688)	3,420,447
Furniture and fixtures	24,918	(11,478)	13,440
Land	273,118	-	273,118
Office and industrial buildings	1,154,267	(56,270)	1,097,997
Fixed assets under capital lease	62,043	(17,996)	44,047
Construction in process	1,471,524	-	1,471,524

	$7,488,676	$(1,127,005)	$6,361,671

December 31, 2011	Cost	Accumulated Amortization	Net Book Value

Leasehold improvements	$42,217	$(7,121)	$35,096
Machinery and office equipment	3,000,663	(603,778)	2,396,885
Furniture and fixtures	24,918	(9,318)	15,600
Land	273,118	-	273,118
Office and industrial buildings	656,278	(32,541)	623,737
Fixed assets under capital lease	50,042	(7,137)	42,905
Construction in process	712,159	-	712,159

	$4,759,395	$(659,895)	$4,099,500

NOTE 6 – SHORT-TERM NOTE RECEIVABLE

Upon consummation of the sale of Pak-It, the Company entered into a note receivable (the “Note”) with the buyer of Pak-It in the amount of $500,000, non-interest bearing and due on July 1, 2013.  The Note was recorded as of the date of closing at the fair value determined by discounting the face value of the Note using a 7% discount rate, based on factors considered by the Company at the time of recording the Note.  Interest income is amortized into the value of the Note over the life of the Note and is recognized as interest income throughout the term of the Note.

NOTE 7 – SHORT-TERM LOANS

	September 30, 2012	December 31, 2011
On October 15, 2010, the Company entered into an unsecured short-term loan agreement with an existing stockholder. The loan, in the amount of $200,000 Canadian dollars, bore interest at an annual rate of 6%. The entire principal of the loan, together with all accrued interest was due and payable on October 15, 2011. The loan was used for working capital purposes. The loan was repaid in stock in January 2012 in conjunction with the December/ January private placement.	$-	$200,000

In February 2012, a member of the Board of Directors entered into an unsecured short-term loan agreement with the Company in the amount of $75,000. The loan bears no interest and was to be due on November 22, 2012. The loan was used for working capital purposes. This loan was repaid in cash during the quarter ended September 30, 2012.	-	-

In November 2010, a member of the Board of Directors entered into an unsecured short-term loan agreement with the Company in the amount of $30,000. The loan bore no interest and was to be due on November 22, 2012. The loan was used for working capital purposes. This loan was repaid in cash during the quarter ended June 30, 2012.	-	30,000
	$-	$230,000

NOTE 8 - INCOME TAXES

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.   The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  As of September 30, 2012 and 2011, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada.   The Company had no income tax expense on its $9,783,637 pre-tax losses from continuing operations and $109,276 pre-tax losses from discontinued operations for the nine months ended September 30, 2012.   The Company had no income tax expense on its $2,968,207 pre-tax loss from continuing operations and $28,137 pre-tax loss from discontinued operations, for the three months ended September 30, 2012.

The Company recognized no income tax expense based on its $10,102,713 pre-tax loss from continuing operations and $2,880,591 pre-tax loss from discontinued operations for the nine months ended September 30, 2011.  The Company recognized no income tax expense based on its $3,375,972 pre-tax loss from continuing operations and $343,391 pre-tax loss from discontinued operations for the three months ended September 30, 2011.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.   For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.   The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.   As of September 30, 2012 and 2011, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months.

The years ending December 31, 2008 through December 31, 2011 are tax years open to Internal Revenue Service and Canada Revenue Agency review.

NOTE 9 – MORTGAGE PAYABLE & CAPITAL LEASES

	September 30, 2012	December 31, 2011
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity.	$280,700	$266,577
Equipment capital lease bears interest at 7.9% per annum, secured by the equipment and matures in April 2015, repayable in monthly installments of approximately $378.	10,291	-
Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, repayable in monthly installments of approximately $1,194.	33,755	42,905
	324,746	309,482
Less: current portion	17,898	13,798
	$306,848	$295,684

The following annual payments of principal are required over the next three years in respect of these mortgages and capital leases:

Annual Payments
To September 30, 2013	$17,898
To September 30, 2014	17,898
To September 30, 2015	288,930
Total repayments	$324,726

Interest payments of $17,321 and $5,235 for the nine and three month periods ended September 30, 2012 and $Nil and $Nil for the nine and three month periods ended September 30, 2011 are included as interest expense in the statement of operations.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

One of the Company’s subsidiaries entered into a consulting service contract with a stockholder. The minimum future payment is equal to fifty percent of the operating income generated from the operations of two of the most profitable devices and 10% from all the other devices.  This agreement relates to Plastic2Oil Marine, Inc. which the Company is currently not operating.

Upon the delivery of the kilns ordered for future processor production, the Company is obligated to pay the remaining approximately $307,000 related to a purchase contract for these components.

The Company leases facilities and equipment under leases with terms remaining of up to 20 years. The leases include the JBI recycling facility and various large pieces of equipment.

The lease at the recycling facility contained both a rent free period as well as rent escalations. In order to recognize these items on a straight-line basis over the term of the lease the Company has recorded a deferred rent liability of $57,336 and $48,622, which is included in accrued liabilities at September 30, 2012 and December 31, 2011, respectively.

All future payments required under various agreements are summarized below:

To September 30, 2013	$96,000
To September 30, 2014	101,000
To September 30, 2015	102,000
To September 30, 2016	102,000
To September 30, 2017	102,000
Thereafter	1,519,500
Total	$2,022,500

Contingencies

In August 2010, a former employee filed a complaint against a subsidiary of the Company alleging wrongful dismissal and seeking compensatory damages. The Company denied the validity of the contract which was signed by the former employee as an employee and the president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  The debt in the amount of $346,386 was written off and an estimated settlement of $26,000 was accrued in the consolidated financial statements. Prior to December 31, 2011, the former employee settled the dispute with the Company and agreed to repay $250,813 to the Company.  The employee owns shares of the Company and will sell and use the proceeds to make the repayments. The Company will recognize these receipts as recoveries when realized. As of September 30, 2012, approximately $42,000 has been received and recorded as other income in the condensed consolidated Statement of Operations.

In September 2010, an investor filed a lawsuit against the Company for failure to timely remove restrictive legends from his shares in the Company. In their complaint, the plaintiffs allege having suffered “millions of dollars of damages,” however, no specific amount of damages were alleged.  During the quarter, the Company settled this lawsuit.  The Company’s settlement amount was fully indemnified by the Company’s insurance carrier and the full amount of the settlement was paid by the insurance carrier to the plaintiff within the quarter.  Additionally, the Company’s insurance carrier has agreed to reimburse the Company for certain legal fees incurred in relation to this lawsuit.  A receivable in the amount of $247,603 has been recorded by the Company as of September 30, 2012.  Subsequent to the end of the quarter ended September, 30, 2012, the Company received this amount paid by the insurance carrier.  The recovery of these fees has been recorded as a reduction of selling, general and administrative costs in the quarter ended September 30, 2012.

In March 2011, a former employee filed a complaint against the Company and its subsidiaries alleging wrongful dismissal and seeking compensatory damages. During the quarter ended March 31, 2012, the Company settled with the former employee for $150,000 and disbursed payment to the employee.

On July 28, 2011, one of the Company’s stockholders filed a class action lawsuit against the Company and Messrs. Bordynuik and Baldwin on behalf of purchasers of its securities between August 28, 2009 and July 20, 2011. The complaint in that case, filed in federal court in Nevada, alleges that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about the Company’s business, operations, and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the defendants made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that the media credits were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company's financial results were not prepared in accordance with Generally Accepted Accounting Principles; (4) that the Company lacked adequate internal and financial controls; and (5) that, as a result of the above, the Company's financial statements were materially false and misleading at all relevant times.  During the quarter ended June 30, 2012, a lead plaintiff was appointed in the case and an amended complaint was filed. The defendants’ answer to the amended complaint was filed subsequent to the end of the quarter ended September 30, 2012.  The Company cannot predict the outcome of the class action litigation at this time.

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

On March 16, 2012, a stockholder derivative suit was filed in the U.S. District Court in the State of Massachusetts, naming the Company as a nominal defendant and naming as defendants each member of the Board of Directors (the “Board”) of the Company, including current director Mr. John Wesson, former director Mr. John Bordynuik and other former directors.  The complaint alleges that the individual members of the Board breached their fiduciary duties to the Company in connection with the alleged improper accounting treatment of certain media credits acquired that were reported in certain 2009 financial statements of the Company, and public disclosures regarding the status of its Plastic2Oil, or P2O, process.  The individual defendants recently filed a motion to dismiss the complaint arguing, among other things, that the plaintiff stockholder failed to allege sufficient facts demonstrating that presenting a demand  to the Company’s board of directors prior to filing suit would have been futile.  The plaintiff has filed a motion opposing this motion.  The Company cannot predict the outcome of the litigation at this time.

At September 30, 2012, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, any liability that may arise from such contingencies would not have a material adverse effect on the condensed consolidated financial statements of the Company.

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

On January 6, 2012, the Company assessed the likelihood of enacting the Make Whole Provision contained in the Purchase Agreements.  At that time, the Company had begun to discuss options for another private offering to be consummated near the end of the first quarter of 2012.  It was determined that the Company would perform an offering similar to the prior offering in which the Company would offer a share of Common Stock and a Warrant.  Based on the expected value of the Warrants contemplated in this proposed new financing transaction, the Company determined that it was certain that it would trigger the Make Whole Provision and be required to perform under the Make Whole Provision.  As such, a liability was recorded for the fair value of the Equity Derivative Liability in the amount of $1,214,455, based on the 100% probability of the Make Whole Provision being enacted at the market price of the Company’s common stock as of January 6, 2012. The following factors and assumptions were used by the Company in determining the value of the Make Whole Provision on initial measurement.  The Company used the binomial pricing model to determine this valuation, using the following assumptions in the model:

●	The market price of the Company’s common stock at January 6, 2012 ($1.42 per share);
●	Shares to be issued upon occurrence – 880,250 shares of Common Stock (based on an offering price of $0.80);
●	Probability of occurrence – 100%, based on the expectation and discussions the Company held with additional investors during and after the consummation of this private placement.

At March 31, 2012, the Company again assessed the likelihood of enacting the Make Whole Provision.  Based on current discussions with a number of investors, the Company determined that again, it was a certainty that this clause would be triggered based on the discussions of a possible private placement under the considerations outlined above.  As such, the Company remeasured the Equity Derivative Liability at the fair value of $1,000,643 based on the market price of the Company’s common stock as of March 31, 2012, which resulted in a gain of $213,812. The following factors and assumptions were used by the Company in the valuation of the Make Whole Provision for the re-measurement:

●	The market price of the Company’s common stock at March 31, 2012 ($1.17 per share);
●	Shares to be issued upon occurrence – 880,250 shares of Common Stock (based on an offering price of $0.80);
●	Probability of occurrence – 100%, based on the expectation and discussions the Company held with additional investors during and after the consummation of this private placement.

On May 15, 2012, the Company consummated a Private Placement which offered shares of common stock at a price of $0.80 per share.  As such, this Make Whole Provision was effected, resulting in the Company issuing an additional 880,250 shares of the Company’s common stock to these investors.  These shares were issued at a market price of $1.13 per share.  This resulted in an additional gain recorded on the Make Whole Provision of $91,986, recorded during the three months ended June 30, 2012.

On January 17, 2012, the Company issued 200,000 shares of common stock as repayment for a loan.  These shares were valued at $1.00 and repaid the full $200,000 loan.

During the first quarter of 2012, the Company authorized the issuance of 715,198 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the date of the consulting agreement which they were issued pursuant to, and had values ranging from $0.60 to $1.48 per share.  During the second quarter of 2012, the aforementioned 715,198 shares of common stock were issued.

During the first quarter of 2012, the Company authorized the issuance of 30,786 shares of common stock for the purchase of equipment.  These shares were valued as of the date of the vendor invoice, at $1.48 per share.  During the second quarter of 2012, the aforementioned 30,786 shares of common stock were issued.

On May 15, 2012, the Company entered into separate Subscription Agreements (the “Purchase Agreements”) with 30 investors (the “Purchasers”) in connection with a private placement to purchase shares of common stock for $0.80 per share.  The Company issued 14,153,750 shares of common stock in this private placement and received gross proceeds from these Purchase Agreements in the amount of $11,343,000.

During the second quarter of 2012, the Company authorized the issuance of 657,188 shares of common stock as an advisory fee related to the Company’s financing efforts.  During the third quarter of 2012, the aforementioned shares of common stock were issued at par value.

During the second quarter of 2012, the Company authorized the issuance of 439,333 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the date of the consulting agreement which they were issued pursuant to, and had values ranging from $0.60 to $1.28 per share.  During the third quarter of 2012, a total of 364,333 of these shares were issued.

During the third quarter of 2012, the Company reached an agreement with one of the advisors involved in the May 15, 2012 private placement.  In exchange for the return of the advisor’s 601,250 shares issued in connection with the May private placement, the Company converted the $162,000 short term loan provided to this advisor into a payment for general services and stock advisory services performed by the advisor on behalf of the Company.  The short term loan, which had been previously classified as other current assets, was recorded as consulting expense, classified as a Selling, General and Administrative Expense for the three and nine months ended September 30, 2012.

During the third quarter of 2012, the Company issued 287,000 shares of common stock and 287,000 warrants, previously subscribed, to an advisor as payment for services performed in the private placement during December 2011 and January 2012.  In addition, this advisor was entitled to and was issued an additional 71,750 shares of common stock in connection with the Make Whole Provision enacted related to the aforementioned private placement.

During the third quarter of 2012, the Company issued 169,226 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the consulting agreement which they were issued pursuant to, and had values ranging from $1.04 to $1.42 per share.

During the third quarter of 2012, the Company authorized the issuance of 41,399 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the date of the consulting agreement which they were issued pursuant to, and had a value of $0.83 per share.  These shares were issued subsequent to September 30, 2012.

Warrants

Pursuant to the aforementioned private placement in December 2011 through January 2012, the Company issued 1,997,500 Warrants to purchase shares of common stock for $2.00 to the subscribers of the December 2011 through January 2012 private placement.  The Warrants have an eighteen month term from the date of issuance.  As of the date of issuance of the Warrants, the Warrants were determined to have a fair value of $1.02.  The Company determined this valuation through use of a binomial pricing model.  Consistent with the model used in determining the Make Whole Provision above, the Company’s assumptions in valuing these Warrants consisted of:

●	Volatility – 163.67%, based on the Company’s Historical Stock Price
●	Probability of Occurrence – 100%, based on the expectation and discussions the Company held with additional investors during and after the consummation of this private placement; and
●	Risk Free Rate – 2.70%, based on the long-term U.S. Treasury rate

Preferred Stock

The Company’s founder holds all outstanding 1,000,000 shares of Preferred Stock.  These shares have no participation rights, however, they carry super voting rights in which each share of Preferred Stock has 100:1 times the voting rights of common stock.

NOTE 12 – STOCK-BASED COMPENSATION PLANS AND AWARDS

The Company’s 2012 Long Term Incentive Plan (the “2012 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards to members of management and key employees. The 2012 Plan is administered by the compensation committee of the board of directors of the Company, or in the absence of a committee, the full board of directors of the Company.

Valuation of Awards

The per-share fair value of each stock option with a service period condition was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Nine - and Three - Months Ended September 30,
	2012	2011
Expected life (in years)	5.0	-
Risk-free interest rate	0.77%-0.78%	-
Expected volatility	154.30%-157.14%	-
Expected dividend yield	0%	0%

Stock Options

A summary of stock option activity for the nine months ended September 30, 2012 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate (1) Intrinsic Value
Balance as of December 31, 2011	-	$-	$-

Granted	5,240,000	1.50
Exercised	-	-
Cancelled	-	-

Balance as of September 30, 2012	5,240,000	$1.50	$-

Equity awards available for grant at September 30, 2012	4,685,000

Restricted Stock

The fair value of the restricted stock is expensed ratably over the vesting period.  During the nine months ended September 30, 2012, the Company recorded stock-based compensation expense related to restricted stock of approximately $84,750.

The following table summarizes the activities for the nine months ended September 30, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2011	-	$-
Granted	75,000	1.13
Vested	(75,000)	(1.13)
Canceled	-	-
Unvested at September 30, 2012	-	$-

For the nine months ended September 30, 2012 and 2011, the Company recorded compensation expense (included in selling, general and administrative expense) of $1,220,920 and $Nil, respectively, related to stock options and restricted stock.  For the three months ended September 30, 2012 and 2011, the Company recorded compensation expense (included in selling, general and administrative expense) of $260,745 and $Nil, respectively, related to stock options and restricted stock.

During the nine months ended September 30, 2012, 765,000 options and 75,000 shares of restricted stock vested and no stock options were exercised.

(1)
Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.  As of September 30, 2012, no options that had been granted were “in the money.”

NOTE 13 – RELATED PARTY TRANSACTIONS AND BALANCES

In November 2010, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $30,000 (Note 7).  This note was repaid in cash during the quarter ended June 30, 2012.

In February 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $75,000 (Note 7).  This amount was repaid in cash during the quarter ended September 30, 2012.

In May 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $30,000 (Note 7).  This note was repaid in cash during the quarter ended June 30, 2012.

NOTE 14 – SEGMENTED REPORTING

The Company has two operating segments, Plastic2Oil and Data Recovery & Migration. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

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

	Nine Months Ended September 30, 2012
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$70,381	$595,516	$665,897
Cost of Sales	$52,097	$493,136	$545,233
Total Operating Expenses	$-	$10,308,364	$10,308,364
Net Income (Loss)	$18,284	$(9,801,921)	$(9,783,637)
Total Assets	$-	$11,330,004	$11,330,004
Accounts Receivable	$70,381	$156,145	$226,526
Inventories	$-	$157,862	$157,862

	Three Months Ended September 30, 2012
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$70,381	$189,634	$260,015
Cost of Sales	$51,217	$188,958	$240,175
Total Operating Expenses	$-	$2,992,781	$2,992,781
Net Income (Loss)	$19,164	$(2,987,371)	$(2,968,207)

	Nine Months Ended September 30, 2011
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$-	$221,653	$221,653
Cost of Sales	$-	$50,539	$50,539
Total Operating Expenses	$55,567	$10,224,090	$10,279,657
Net Loss	$(55,567)	$(10,047,146)	$(10,102,713)
Total Assets	$67,895	$7,136,510	$7,204,405
Accounts Receivable	$-	$213,337	$213,337
Inventories	$-	$-	$-

	Three Months Ended September 30, 2011
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$-	$140,552	$140,552
Cost of Sales	$-	$23,010	$23,010
Total Operating Expenses	$18,522	$3,454,125	$3,472,647
Net Loss	$(18,522)	$(3,336,583)	$(3,355,105)

NOTE 15 – SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	September 30, 2012	September 30, 2011
Common stock to be issued in connection with acquisition of property, plant and equipment	$35,120	$26,979
Common stock to be issued in connection with various services rendered	$1,397,796	$-
Stock-based compensation	$1,220,920	$-
Short term loan settled through stock issuance	$200,000	$35,000
Short-term note receivable from sale of Pak-It	$481,582	$-
Mortgage arising on acquisition of property, plant and equipment	$-	$270,089

NOTE 16 – DISCONTINUED OPERATIONS

As of September 30, 2012, there were no remaining assets held for sale related to Pak-It or Javaco.

The balances of the assets held for sale as of December 31, 2011were as follows:

	December 31, 2011
	Pak-It	Javaco	Total

Inventory, net	$288,254	$204,403	$492,657
Property, plant and equipment, net	382,436	15,700	398,136
Intangible assets, net	196,213	-	196,213
Net assets held for sale	$866,903	$220,103	$1,087,006

The results of operations for the nine and three months ended September 30, 2012 and 2011 are as follows:

	Javaco and Pak-It Statements of Operations
	Nine Months Ended September 30,		Three months Ended September 30.
	2012	2011	2012	2011
Sales	$947,711	$4,608,781	$58,564	$956,178
Cost of sales	780,405	3,928,241	30,768	954,377
Gross profit	167,306	680,540	27,796	1,801
Operating expenses	324,614	1,512,451	102,982	385,608
Impairment of intangibles	-	2,254,870	-	-
Other income	48,030	77,637	47,049	40,416
Loss before income taxes	(109,276)	(3,009,144)	(28,137)	(343,391)
Future income tax recovery	-	128,553	-	-
Loss from discontinued operations, net of tax	$(109,276)	$(2,880,591)	$(28,137)	$(343,391)

Sale of Pak-It

On February 14, 2012, the Company completed the sale of substantially all of the assets of Pak-It, LLC and Dickler Chemical Company, Inc. (collectively “Pak-It”).  The sale had an effective date of January 1, 2012, in which the new owners of Pak-It were responsible for the operations of the entity.  The results of operations from Pak-It for the three and nine months ended September 30, 2011 have been classified as discontinued operations.  No operations for the three and nine months ended September 30, 2012 have been included in condensed consolidated financial statements.

The Company sold Pak-It for $900,000, in exchange for $400,000 cash at the closing of the sale and entry into a note receivable for $500,000 due on July 1, 2013 (Note 6).

As of September 30, 2012, there were no remaining assets held for sale related to Pak-It. The balances of the assets held for sale as of December 31, 2011were as follows:

December 31,
2011

Inventory (net of impairment loss and reserve of $159,140)	$288,254
Property, plant and equipment (net of depreciation and impairment loss of $211,433)	382,436
Intangible assets (net of amortization and impairment loss of $108,266)	196,213

Net assets held for sale	$866,903

The results of operations from these assets have been reclassified and presented as results of discontinued operations for all periods presented.

Our statements of operations from discontinued operations related to Pak-it for September 30, 2011 are as follows:

Condensed Statements of Operations of Pak-It

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Sales	$-	$2,926,853	$-	$304,735
Cost of sales	-	2,561,345	-	485,530
Gross profit	-	365,508	-	(180,794)
Operating expenses	-	1,332,868	-	240,617
Impairment of intangibles	-	1,900,000	-	-
Other income	-	37,230	-	40,407
Loss before income taxes	-	(2,589,953)	-	(381,004)
Future income tax recovery	-	128,553	-	-
Loss from discontinued operations, net of tax	$-	$(2,461,400)	$-	$(381,004)

Closure of Javaco

During the second quarter of 2012, the Company determined that the operations of Javaco no longer coincided with the strategy of the Company and that it would close down Javaco’s operations.  In July 2012, the Company shut down the Javaco operations, including the termination of the five employees of Javaco, the liquidation of the inventory and fixed assets and the termination of the lease for the building.  The results of operations from Javaco for the three and nine months ended September 30, 2012 and 2011 have been classified as discontinued operations.

The Company accrued approximately $38,000 in severance and lease termination related expenses for the period ended September 30, 2012.  During the quarter, the Company liquidated the inventory and fixed assets of Javaco for net proceeds of approximately $180,000.

As of September 30, 2012, there are no remaining assets held for sale related to Javaco. The balances of the assets held for sale as of December 31, 2011 were as follows:

December 31,
2011

Inventory (net of obsolescence reserve of $160,000)	$204,403
Property, plant and equipment, (net of depreciation of $36,157)	15,700

Net assets held for sale	$220,103

Our statements of operations from discontinued operations related to Javaco for the three and nine month periods ended September 30, 2012 and 2011 are as follows:

Condensed Statements of Operations of Javaco

	Nine Months Ended September 30,		Three Months Ended September 30.
	2012	2011	2012	2011
Sales	$947,711	$1,681,928	$58,564	$651,443
Cost of sales	780,405	1,366,897	30,768	468,846
Gross profit	167,306	315,031	27,796	182,597
Operating expenses	324,614	387,827	102,982	148,397
Impairment of intangibles	-	354,870	-	-
Other income	48,030	-	47,049	9
Loss before income taxes	(109,276)	(427,666)	(28,137)	34,209
Future income tax recovery	-	-	-	-
Loss from discontinued operations, net of tax	$(109,276)	$(427,666)	$(28,137)	$34,209

NOTE 17 – RISK MANAGEMENT

Concentration of Credit Risk and Economic Dependence

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the three and nine months periods ended September 30, 2012, 61% and 84% (September 30, 2011 – Nil and Nil), respectively, of total net revenues were generated from 3 (September 30, 2011 – Nil) customers. As at September 30, 2012 and December 31, 2011, 2 customers accounted for 41% and 73.5%, respectively of accounts receivable.

As at September 30, 2012 and December 31, 2011, 3 and Nil vendors accounted for 42% and Nil, respectively, of our total accounts payable.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

In October 2012, the Company issued 41,399 shares of common stock that had previously been subscribed as compensation for services and recorded in the Condensed Consolidated Statement of Stockholders’ Equity for the period ended September 30, 2012.

In October 2012, the Company received a reimbursement of previously paid legal costs related to outstanding litigation from its insurance carrier in the amount of $247,603. This amount was recorded as a receivable during the period ended September 30, 2012 and was recorded as a reduction of selling, general and administrative expenses in the third quarter of 2012.

On October 17, 2012, the Company filed a registration statement on Form S-8 to register up to 10,000,000 shares of common stock under its 2012 Long-Term Equity Incentive Plan.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following management’s discussion and analysis (the “MD&A”) of the results of operations contains “forward looking information” within the meaning of applicable securities laws.  Such statements include, but are not limited to, statements with respect to our beliefs, plans, strategies, objectives, goals and expectations, including expectations about our future financial or operating performance and ours projects, capital expenditures, capital needs, government regulation of the industry, environmental risks, limitations of insurance coverage, and the timing and possible outcome of regulatory matters, including the granting of patents and permits.  Words such as “expect”, “anticipate”, “intend”, “attempt”, “may”, “will”, “plan”, “believe”, “seek”, “estimate”, and variations of such words and similar expressions are intended to identify such forward looking information. These statements are not guarantees of future performance and involve assumptions, risks and uncertainties that are difficult to predict.

These statements are based on and were developed using a number of factors and assumptions including, but not limited to: stability in the U.S. and other foreign economies; stability in the availability and pricing of raw materials, energy and supplies; stability in the competitive environment; our continued ability to access cost effective capital when needed; and no unexpected or unforeseen events occurring that would materially alter our current plans. All of these assumptions have been derived from information currently available to us including information we obtained third party sources. Although management believes that these assumptions are reasonable, these assumptions may prove to be incorrect in whole or in part. As a result of these and other factors, actual results may differ materially from those expressed, implied or forecasted in such forward looking information, which reflect our expectations only as of the date hereof.

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking information include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and our inability to control commodity prices; risks associated with the regulatory environment within which we operate; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking information are discussed in more detail in the section entitled “Risk Factors” in our most recent Annual Report, as may be supplemented or amended from time to time.

Some of the forward-looking information may be considered to be financial outlooks for purposes of applicable securities legislation including, but not limited to, statements concerning capital expenditures. These financial outlooks are presented to allow us to benchmark the results of the Plastic2Oil business. These financial outlooks may not be appropriate for other purposes and readers should not assume they will be achieved.

We do not intend to, and we disclaim any obligation to, update any forward-looking information (including any financial outlooks), whether written or oral, or whether as a result of new information, future events or otherwise, except as required by law.

Business Overview

For financial reporting purposes, we operate two business segments, which are our fuel production business using our P2O solution and our Data Recovery & Migration Business.  Previously, we operated a chemical processing and cleaning business, known as Pak-It as well as an electronic and video equipment distribution business, conducted by Javaco, Inc. (“Javaco”).  As of December 31, 2011, substantially all of the assets of Pak-It were classified as  held for sale and in February 2012, we sold Pak-It and accordingly, its operations have been classified as discontinued for all periods reported.  During the second quarter, we determined that the business of Javaco was no longer a key component of our business and during the third quarter its operations were closed down.  For all periods presented, the operations of Javaco have been shown as discontinued operations and the assets are classified as held for sale.  During the quarter we liquidated the inventory and fixed assets of Javaco for approximately $180,000. For further information, please refer to our Current Report on Form 8-K dated July 9, 2012 filed with the SEC on July 13, 2012, as amended on October 10, 2012.

Our P2O business has begun the transition from research and development to a commercial production business. We anticipate that this segment will continue to grow and ultimately will account for substantially all of our revenues for the remainder of 2012 and periods thereafter.   Historically, however, our revenues have been derived primarily from our other segments and products, including those noted above as discontinued operations.

Plastic2Oil Business

Our P2O solution is a proprietary process that converts waste plastic into fuel through a series of chemical reactions.  We developed this process in 2009 and began limited commercial production in 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility.  Currently, as of the filing of this report, we have one operational P2O processor and a second that is in start-up mode.  Each of these processors are capable of producing naphtha, Fuel Oil No. 2 and Fuel Oil No. 6, which are fuels produced to the specifications published by ASTM International, the organization that establishes the international technical standards for fuel products.  Our process also produces two by-products, an off-gas similar to natural gas and a petcoke carbon residue, both of which have a potential market value.  We currently sell our fuel product to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O process.

Our P2O process accepts mixed, unwashed waste plastics. Although many sources of plastic waste are available, we concentrate our feedstock procurement efforts on sources primarily including post-commercial and industrial waste plastic.  Generally, this waste stream is costly for companies to dispose of, which makes it readily available for us to acquire.   We believe our P2O process offers a cost-effective solution for businesses that currently have to pay to dispose of this type of waste.

As we move from research and development to commercial production, we plan to grow from both expansion of current production capabilities and through expansion of new locations and processors.  In the future, we do not anticipate providing updates at a processor by processor level. However, in an effort to give a update, the following is the current status of our processors:

●
Processor #1 – This is our first processor that was built and provided key research and development data.  During the second quarter of 2012, processor #1’s reactor began displaying severe signs of wear due to extensive research and development performed on it since 2010.  In order to maximize future production from this processor, the original reactor was replaced.  This reactor included a more modular design and several technical improvements to the original reactor.  Processor #1 then had to be reassembled with certain pieces of updated hardware, mainly piping and connections that accommodated this nearly 20% larger reactor.  Processor #1’s reconstruction and upgrade was completed during the fourth quarter of 2012 and currently is in start-up mode, however, we did not produce any fuel from processor #1 during the third quarter of 2012.  The lack of production from processor #1 during the third quarter of 2012 was a factor that negatively impacted our revenue from the P2O business.

●
Processor #2 – This is the second processor which we built and began production late in the first quarter of 2012.  During the latter part of the first quarter of 2012 and during all of the second quarter of 2012, processor #2 primarily produced No. 6 Fuel Oil and Naphtha.  Early in the third quarter of 2012, we made the decisions that due to the considerably higher market price for No. 2 Diesel Fuel Oil as compared to that for No. 6 Fuel Oil and Naphtha, we would make modifications (i.e. the addition of a cyclone) to the processor to enable the consistent production of No. 2 Diesel Fuel Oil.  The modification caused approximately two weeks of down time during July 2012.  Since completion of this modification, processor #2 has been producing ASTM D975 #2, Fuel Grades 2 & 4.  Processor #2 also continues to produce a small amount of light naphtha as a by-product of #2 fuel production. The Company continues to focus on producing high quality fuel products that have the potential to generate the highest revenue for us.

Additionally, during both July and August of the third quarter of 2012, we experienced issues with feedstock quality in the system that caused downtime.  These issues resulted in the need to shut down the processor down and perform a full system clean out in order to remove the material causing the issues.  The inability to process feedstock during these periods was a significant factor affecting our ability to generate more substantial revenue for the quarter. In September 2012, we were able to identify and remove the problem sources from our feedstock supply chain.

●
Other – All of the components for a third processor in our Niagara Falls facility have been ordered and nearly all of the key components have been received.  We will begin assembly of the third processor in the very near future in Niagara Falls.  We are continuing to negotiate the final site details with RockTenn and have ordered many of the longer lead time components for this site.

As mentioned above, during the third quarter of 2012, we were able to switch the output from processor #2 to a variety of fuel grades based on current market pricing.  Routinely, our fuel buyers have communicated that they are very pleased with the quality of all of our fuel products.  Our fuel is currently being sold without the need for additives or further refining, directly from our processors to our customers.  We remain extremely satisfied with our processors’ ability to make a range of fuels, which allows us to take advantage of changing market conditions.

Data Recovery & Migration Business

In 2009 the Company purchased the Data Recovery & Migration Assets (“Data Assets”) from John Bordynuik, Inc., thereby providing the Company with the ability to operate what was once John Bordynuik, Inc.’s data restoration and recovery business. This was a business originally developed by our founder, John Bordynuik in 2006.

The Data Recovery & Migration Business is not as capital intensive as the other businesses of JBI, but is time consuming with regards to the allocation of the time of John Bordynuik, our founder. Revenues for this segment will vary based on the availability of Mr. Bordynuik to dedicate portions of his time to reading and interpreting the data from our customers’ media.

Results of Operations - Nine Month periods ended September 30, 2012 and September 30, 2011

Revenue Sources

For the nine month periods ended September 30, 2012 and 2011, we had total revenues of $665,897 and $221,653, respectively.  These included P2O revenues of $595,516 and $221,653, respectively and Other Sales, consisting of revenues from our Data Recovery & Migration business of $70,381 and $Nil, respectively.

Our P2O revenues consist of sales of our No. 6 Fuel Oil, No. 2 Diesel Fuel Oil and Naphtha as well as sales of processed waste product (primarily paper fiber) from our Canadian Recycling Facility.

Data Recovery & Migration revenues consist of services provided by the Company in reading and restoring older forms of media that have been damaged or corrupted. As noted earlier, we are focusing our efforts and resources on our P2O business and, thus, for future reporting period periods, we anticipate revenues from our P2O business will represent an increasingly larger percentage of total revenues and revenues from our Data Recovery & Migration business to represent an increasingly smaller percentage of total revenues.

	Nine months Ended September 30,
	2012	2011

P2O Sales	595,516	221,653
Other Sales	70,381	-

Cost of Sales

For our P2O business, cost of sales consists of costs to procure the appropriate material for our processors as well as the costs of our Canadian Recycling Facility for processing and delivery of waste materials.  Additionally, we incur costs to operate our P2O processors in Niagara Falls, NY.

These costs related to procurement, processing and transportation of material feedstock can vary greatly depending upon the type and quality of material, distance from our facilities and pre-processing required to prepare it to be fed into our P2O processors.  As we continue to grow and have a need for more waste material, we will continue to refine our process and processing abilities in order to improve throughput and improve our cost structure.

The cost of sales related to the Data Recovery & Migration business mainly relate to the direct labor costs of employees who are specifically dedicated to performing certain data processing functions in preparing the data for recovery and review.

	Nine months Ended September 30,
	2012	2011
P2O Cost of Sales	493,136	50,539
Other Cost of Sales	52,097	-

Gross Profit

The gross profit is as follows:

	Nine months Ended September 30,
	2012	2011
P2O	102,380	171,114
Other	18,284	-

For the nine month period ending September 30, 2012, P2O gross profit was 17.2%, as compared to the same period in 2011, in which the gross profit was approximately 77.2%.  The cost of sales during the third quarter 2012 was higher than in the prior periods primarily due to the processing of a significant amount of a particular feedstock that we were able to secure in large volumes and allowed us to maximize our processor up-time and revenues primarily in September 2012. This was a crucial short-term strategy to provide us with key data as we continue to enhance our production roll-out strategies.  Our longer term strategy regarding this feedstock is to identify sources and channels at a significantly lower cost than paid during the quarter, in order to not only maximize revenues and processor up-time, but also to maximize our gross profit.

The gross profit for Data Recovery & Migration was 25.3%, as compared to Nil% in the same period of the prior year, due to the Company’s ability to perform certain services in the current year related to this business.

Operating Expenses from Continuing Operations

Operating expenses for the nine month period ended September 30, 2012 were $10,308,364 as compared to $10,279,657 for the same period of 2011.  These expenses are comprised of the following elements:

	Nine months Ended September 30.
	2012	2011
Selling, general & administrative expenses	$9,666,901	$9,113,296
Depreciation of property, plant and equipment	446,021	269,525
Accretion of other long-term obligation	516	-
Research and development expenses	2,095	896,836
Impairment loss	192,831	-
	$10,308,364	$10,279,657

Selling, general and administrative expenses consist primarily of personnel-related costs, legal costs, accounting costs and other professional, regulatory and administrative costs.

For the nine month period ended September 30, 2012, selling, general and administrative expenses increased by $553,605 over the same period of the prior year. This increase was driven by the granting of stock options to key senior executives and the related compensation expense recorded in the current period, as well as other stock based payment arrangements to contractors and employees.  Additionally, as the Company continues our strive to commercial roll-out, we have slightly increased our headcount.  Also, as we have begun the transition from a research and development company to a full commercial production company, certain costs that had in the past periods been classified as research and development due to the testing nature of these costs, have been proven and now are classified as both operating expenses and capitalized as costs in property, plant and equipment. These increases in costs were slightly offset by the reduction of accounting and legal service fees as well as the recording of a recovery of legal fees from our insurance carrier.

Depreciation costs are determined on a consistent basis for each of the periods with no revision to any estimated useful lives of the property, plant and equipment or the intangible assets to which these charges relate.  In the nine month periods ended September 30, 2012, depreciation expenses were higher as we have continued to build our processors and make other necessary capital expenditures to develop the business.

Research and development expenses decreased by $894,741 for the nine month period ended September 30, 2012 as compared to the same period ending September 30, 2011. During the current year, we have begun to change our focus to the commercial roll-out of our processors. Thus the expenses previously incurred in refining our current processors are now included in operating costs and/ or capitalized as part of the costs of property, plant and equipment.

As mentioned above, during the second quarter, a safety and maintenance check was performed on processor #1. At that time it was determined that the reactor of processor #1 needed to be taken offline (i.e. no commercial production) in order to perform additional maintenance and retrofit the processor for future use.  The Company recorded an impairment expense of $156,331. Additionally, in the first quarter of 2012, we determined that our legacy tape reading services would not be continued in the foreseeable future due to the time constraints on our Chief of Technology. As such, these assets were determined to no longer be of use and they were impaired for their full carrying value of $36,500. As noted above, due to the ability for Mr. Bordynuik to focus a small portion of his time completing outstanding Data Recovery & Migration projects, we were able to generate revenue in the third quarter from these assets.

Results of Operations - Three Month periods ended September 30, 2012 and September 30, 2011

Revenue Sources

For the three month period ended September 30, 2012, we had revenues of $189,634 as compared to $140,552, for the three month period ended September 30, 2011, respectively.  Other Sales, consist of revenues from our Data Recovery & Migration business of $70,381 and $Nil, for the three month periods ended September 30, 2012 and 2011, respectively.

As described in the Plastic2Oil Business section above, during the months of July and August of 2012, we experienced downtime with processor #2 related to both a planned downtime while we installed hardware to maximize our production of No. 2 Diesel Fuel Oil as well as unplanned downtime due to feedstock quality issues.  These downtimes resulted in low fuel production during those months.  However, our fuel production in September 2012 rebounded such that it was the single highest fuel producing month (in gallons) that the Company has seen to date.  In fact, this momentum in fuel productions continued through the month of October 2012.

Additionally, as described in the nine month comparison section above, we are focusing our efforts and resources on our P2O business and, thus, for future reporting period periods, we anticipate revenues from our P2O business will represent an increasing larger percentage of total revenues and revenues from our Data Recovery & Migration business to represent a smaller percentage of total revenues.

	Three Months Ended September 30,
	2012	2011

P2O Sales	189,634	140,552
Other Sales	70,381	-

Cost of Sales

As described in greater detail in the nine month comparison section above, for our P2O business, cost of sales consists of costs to procure the appropriate material for our processors as well as the costs of our Canadian Recycling Facility for processing and delivery of waste materials.  Additionally, we incur costs with the operating of our P2O processors in Niagara Falls, NY.  Additionally, cost of sales includes the costs of procuring and processing waste product (primarily paper fiber).

The cost of sales related to the Data Recovery & Migration business mainly relate to the direct labor costs of employees who are specifically dedicated to performing certain processing functions in preparing the data for recovery and review.

	Three Months Ended September 30,
	2012	2011
P2O Cost of Sales	188,958	23,010
Other Cost of Sales	51,217	-

Gross Profit

The gross profit is as follows:

	Three Months Ended September 30,
	2012	2011
P2O	676	117,542
Other	19,164	-

For the three months period ended September 30, 2012, P2O gross profits were 0.3%, as compared to the same period in 2011, in which the gross profit was approximately 83.6%. As described in the nine month section, the cost of sales during the third quarter 2012 was higher than in the prior periods primarily due to the processing of a significant amount of a particular feedstock that we were able to secure in large volumes and allowed us to maximize our processor up-time and revenues. This is crucial as we continue to enhance our production roll-out strategy. Additionally, downtime was increased due to adjustments to key components of processor #2, that were necessary to allow processing of additional types of feedstock and to allow for the production of our No. 2 Diesel Fuel Oil, which commands a significantly higher price per gallon than other fuels.

The gross profit for Data Recovery & Migration was 27.2%, as compared to Nil% in the same period of the prior year, due to the Company’s ability to perform certain services in the current year related to this business.

Operating Expenses from Continuing Operations

Operating expenses for the three month period ended September 30, 2012 were $3,301,673 as compared to $3,472,647 for the same period of 2011. These expenses are comprised of the following elements:

	Three Months Ended September 30,
	2012	2011
Selling, general & administrative expenses	$2,822,486	$2,978,680
Depreciation of property, plant and equipment	170,207	103,617
Accretion of other long-term obligation	88	-
Research and development expenses	-	390,350
	$2,992,781	$3,472,647

As described in the nine month comparison above, selling, general and administrative expenses consist primarily of personnel-related costs, legal costs, accounting costs and other professional, regulatory and administrative costs.

For the three month period ended September 30, 2012, selling, general and administrative expenses decreased by $156,194 from the same quarter of the prior year.  This decrease was mainly driven by significant decreases in the accounting, legal and other professional fees incurred by us in the current period coupled with the recovery of legal fees related to previous litigation from our insurance carrier.  These decreases were offset by the expenses recorded relating to the granting of stock options to key senior executives and the related compensation expense recorded in the current period.

As described in the nine month comparison section above, depreciation costs are determined on a consistent basis for each of the periods with no revision to any estimated useful lives of the property, plant and equipment or the intangible assets to which these charges relate.  In the three month periods ended September 30, 2012, depreciation expenses were higher as we have continued to build our processor and make other necessary capital expenditures to develop the business.

Research and development expenses decreased by $390,350 for the three month period ended September 30, 2012 as compared to the same period ended September 30, 2011. During the current year, we have significantly decreased our research and development efforts and focused mainly on the commercial roll-out of our processors and additional processors at our sites and elsewhere. During the current period, we have begun to change our focus to the commercial roll-out of our processors. Thus the expenses previously incurred in refining our current processor are now included in operating costs and/ or capitalized as part of the costs of property, plant and equipment.
.

Liquidity and Capital Resources

As of September 30, 2012 we had cash and cash equivalents of $2,763,962 on hand compared to $2,511,469 at December 31, 2011.

Our cash flow for the periods can be summarized as follows:

	2012	2011
Net loss from continuing operations	$(9,783,637)	$(10,102,713)
Net loss from discontinued operations	(109,276)	(2,880,591)
Items not affecting cash from continuing operations	2,726,513	4,665,409
Items not affecting cash from discontinued operations	5,591	2,580,278
Working capital changes from continuing operations	(638,584)	484,109
Working capital changes from discontinued operations	(5,592)	(91,375)
Investing activities	(3,511,587)	(1,270,489)
Financing activities	11,569,066	8,298,854
Increase in cash	$252,493	$1,683,482

At September 30, 2012 we reported working capital of $2,522,140.  We are not yet generating positive cash flows from operations and likely will not during the fiscal year ending December 31, 2012.    As we continue to make progress in executing our business plan, we anticipate achieving increases in production and revenue that we expect will allow us to achieve cash flow positive results during the first quarter of 2013.  In addition, we expect to continue to require additional financings to meet our anticipated targets for the growth of our operations.

We do not currently generate sufficient cash to fund operations and we have limited capital resources. To fund operations during its development, we have primarily relied on net proceeds from the sale of its equity securities in private placement transactions. If we fail to raise additional capital as and when needed, then we may be forced to severely curtail or cease operations.  There can be no assurance that financing will be available on favorable terms or at all. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.

Our limited capital resources and recurring losses from operations raise substantial doubt about our ability to continue as a going concern and may adversely affect the ability to raise additional capital. The audit report prepared by our independent registered public accounting firm relating to its consolidated financial statements for the year ended December 31, 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

In each of the periods presented, we have significant charges included in the reported Net Loss that had no effect on cash flows.  In both periods, these charges included, but are not limited to, depreciation of property, plant and equipment, amortization of intangible assets, allowances for uncollectible amounts, amortization of stock compensation expense and stock issued for services.

Investing activities include our cash investment in property, plant and equipment, cash held in attorney trusts and deposits on assets which amounted to $3,511,587 in the current period.  This amount includes $35,120 that we have committed to settle through the issuance of shares.  As we continue to grow and expand the number of processors and P2O plant locations and make necessary modifications to the processors and other enhancements, we expect to continue to make significant investment in property, plant and equipment in future periods.

Financing activities represent the cash received upon the issuance of common shares during the period, proceeds from short-term loans and the repayment of such short-term loans and proceeds from stock subscription advances.  We expect to continue to rely upon funds raised from private placements, additionally we could potentially undertake future equity and debt offerings to implement our growth and construction plans and meet our liquidity needs going forward.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Transactions with Related parties

In November 2010, a member of the Board of Directors entered into a short-term loan agreement with us in the amount of $30,000 (see Notes 7 and 13 to our condensed consolidated financial statements included in this report).  This note was repaid in cash during the second quarter of 2012.

In February 2012, a member of the Board of Directors entered into a short-term loan agreement with us in the amount of $75,000 (see Notes 7 and 13 to our condensed consolidated financial statements included in this report).  This amount was repaid in cash during the third quarter of 2012.

In May 2012, a member of the Board of Directors entered into a short-term loan agreement with us in the amount of $30,000 (see Notes 7 and 13 to our condensed consolidated financial statements included in this report).  This note was repaid in cash during the second quarter of 2012.

Critical Accounting Policies, Estimates and Assumptions

We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have disclosed our accounting policies in “NOTE 2 – SUMMARY OF ACCOUNTING POLICIES” in the Notes to the Condensed Consolidated Financial Statements included above and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The following accounting policies provide an update to those included under the same captions in our Annual Report on Form 10-K.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. Accounts receivable determined to be uncollectible are recognized using the allowance method. The allowance for uncollectible accounts for the period ended September 30, 2012 and year ended December 31, 2011 was $67,325 and $331,695, respectively.

Impairment of Long-Lived Assets

We review for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by us typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented.

As of September 30, 2012 and December 31, 2011, we determined that due to the time constraints placed on our founder and current Chief of Technology, John Bordynuik as the growth of the P2O business has been nearly his sole focus and where the vast majority of his time is spent, it is unable to determine when our magnetic tape reading, data business, will begin producing revenues.  Therefore, we cannot justify the value of the assets on our books. As such, we determined that these assets no longer had value to us and recorded an impairment charge of $36,500 to write the assets down to $Nil.  While we generated revenues in the third quarter of 2012 related to the Data Recovery & Migration Business, we do not expect these revenues to be continuous or regular due to the ability of Mr. Bordynuik to focus on these matters.

The determination and calculation of impairment of a long-lived asset inherently involves estimating the future cash flows to be derived from the asset or group of assets, using discount rates to determine these future cash flows commensurate with the uses of the assets and ultimately determining if any future value can be derived from these assets.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in amortization expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of other long-term liabilities in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  The balance of such asset retirement obligation is included in accrued expenses for the short-term portion and other long-term liabilities for the long term portion, with balances of $29,209 and $28,566 as of September 30, 2012 and December 31, 2011, respectively.

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

Environmental Contingencies

We records environmental liabilities at their undiscounted amounts on our balance sheet as other current or long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. These costs may be discounted to reflect the time value of money if the timing of the cash payments is fixed or reliably determinable and extends beyond a current period.   Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

We evaluates any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties including insurance coverage separately from our liability. Recovery is evaluated based on the creditworthiness or solvency of the third party, among other factors. When recovery is assured, we record and report an asset separately from the associated liability on our balance sheet. No amounts for recovery have been accrued to date.

Revenue Recognition

We recognize revenue when it is realized or realizable and collection is reasonably assured.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

P2O sales are recognized when the customers take possession of the fuel since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession they have arranged for transportation to pick it up and the sales price has either been set in contract or negotiated prior to the time of pick up. We negotiate the pricing of the fuel based on the quality of the product and the type of fuel being sold (i.e. Naphtha, Fuel Oil No.6 or Fuel Oil No. 2).

Data Recovery & Migration Sales are recognized when the terms of the recovery agreement are completed and the migrated data is returned to the customer in a readable format.  Pricing for these services is agreed to prior to the consummation of the work and invoiced subsequent to completion.

Stock Based Compensation

We account for stock-based compensation under the provisions of ASC Topic 718, “Compensation—Stock Compensation” We recognize compensation cost in our financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

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

Currency Fluctuations and Foreign Currency Risk

We mainly operate in the United States and Canada.  Due to the relative stability of the Canadian Dollar in comparison to the U.S. Dollar, we have not experienced foreign currency risk, however, should this stability change, we could be exposed to such risk.

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. The amount of short-term debt outstanding as of September 30, 2012 and December 31, 2011 was $17,898 and $243,798, respectively.

Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist principally of operating demand deposit accounts and accounts receivable. Our policy is to place our operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC, however, account balances may at times exceed insured limits. We extend limited credit to our customers based upon their creditworthiness and establish an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

We maintain cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the three and nine months periods ended September 30, 2012, 61% and 65% (September 30, 2011 – Nil and Nil), respectively, of total net revenues were generated from 3 (September 30, 2011 – Nil) customers. As at September 30, 2012 and December 31, 2011, 2 customers accounted for 41% and 73.5% , respectively of accounts receivable.

As at September 30, 2012 and December 31, 2011, 3 and Nil vendors accounted for 42% and Nil, respectively, of our total accounts payable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the periods covered by this report, in order to remediate the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, we have taken numerous steps to address the underlying causes of the internal control deficiencies, primarily through the development and implementation of policies, improved processes and documented procedures and the hiring of additional accounting personnel with technical accounting and inventory accounting experience. We continue to implement these controls and changes in order to address the material weakness identified in the audit of our financial statements for the year ended December 31, 2011.

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

As previously reported in Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), we and two of our former directors are defendants in a class action lawsuit filed on July 28, 2011in U.S. District Court for the District of Nevada.  During the quarter ended June 30, 2012, a lead plaintiff was appointed in the case and an amended complaint was filed. We and the other defendants’ filed an answer to the amended complaint subsequent to the end of the third quarter ended September 30, 2012.  For a description of the alleged facts, relief sought and other information about this action, please refer to the description contained in Item 3 of Part I of the 2011 Annual Report.

For a description of other legal proceedings involving us as of September 30, 2012, please refer to Note 10 to our condensed consolidated financial statements filed with this report.

Item 1a.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2012, we issued a total of 364,333 of shares of common stock, which had previously been subscribed.

During the third quarter of 2012, we issued 287,000 shares of common stock and 287,000 warrants, previously subscribed, to an advisor as payment for services performed in the private placement during December 2011 and January 2012.  In addition, this advisor was entitled to and was paid an additional 71,750 shares of common stock in connection with activation of the Make Whole Provision enacted related to the aforementioned private placement.

During the third quarter of 2012, we issued 169,226 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the date of the consulting agreement which they were issued pursuant to, and had values ranging from $1.04 to $1.42 per share.

During the third quarter of 2012, we authorized the issuance of 41,399 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the date of the consulting agreement which they were issued pursuant to, and had values ranging from $0.66 to $0.83per share.  These shares were issued subsequent to September 30, 2012.

In each instance above, the issuance and sale of common stock was made pursuant to a private placement exemption under Section 4(2) of the Securities Act of 1933 on the basis that the issuance did not involve a public offering, the offer and sale was not made pursuant to a general solicitation, there was a small number of offerees and certain customary investment representations and warranties were made to us by the offerees.

Item 6.	Exhibits

(a)           Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBI, INC.
Date: November 8, 2012	By:	/s/ Kevin Rauber
Name: Kevin Rauber
Title: President and Chief Executive Officer (Principal Executive Officer)