Form 10-K
period 2012-12-31
JBI, INC.
filed 2013-03-15
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________ to _____________

Commission file number: 000-52444

JBI, Inc.
(Exact name of registrant as specified in its charter)

Nevada	90-0822950
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20 Iroquois Street Niagara Falls, NY 14303
 (Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number:  (716) 278-0015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐        No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $82 million as of June 30, 2012 based upon the closing price of $1.28 per share on June 29, 2012.

As of March 14, 2013, there were 89,890,063 shares of the Registrant’s common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (“2013 Proxy Statement”), which the registrant plans to file with the Securities and Exchange Commission within 120 days after December 31, 2012 are incorporated by reference in Part III of this Form 10-K to the extent described herein.

JBI, INC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	54

ITEM 11.	EXECUTIVE COMPENSATION	54

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	54

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	54

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	54

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	54

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (“Report”) contains “forward looking statements” within the meaning of applicable securities laws.  Such statements include, but are not limited to, statements with respect to management’s beliefs, plans, strategies, objectives, goals and expectations, including expectations about the future financial or operating performance of our Company and its projects, capital expenditures, capital needs, government regulation of the industry, environmental risks, limitations of insurance coverage, and the timing and possible outcome of regulatory matters, including the granting of patents and permits.  Words such as “expect”, “anticipate”, “intend”, “attempt”, “may”, “will”, “plan”, “believe”, “seek”, “estimate”, and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve assumptions, risks and uncertainties that are difficult to predict.

These statements are based on and were developed using a number of factors and assumptions including, but not limited to: stability in the U.S. and other foreign economies; stability in the availability and pricing of raw materials, energy and supplies; stability in the competitive environment; the continued ability of our Company to access cost effective capital when needed; and no unexpected or unforeseen events occurring that would materially alter the Company’s current plans.   All of these assumptions have been derived from information currently available to the Company including information obtained by our Company from third party sources. Although management believes that these assumptions are reasonable, these assumptions may prove to be incorrect in whole or in part. As a result of these and other factors, actual results may differ materially from those expressed, implied or forecasted in such forward looking information, which reflect our Company’s expectations only as of the date hereof.

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking statements include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of our Company to control commodity prices; risks associated with the regulatory environment within which our Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements are discussed in more detail in the section entitled “Risk Factors” Part I, Item 1A of this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report.

Some of the forward-looking statements may be considered to be financial outlooks for purposes of applicable securities legislation including, but not limited to, statements concerning capital expenditures. These financial outlooks are presented to allow the Company to benchmark the results of our Company’s Plastic2Oil business. These financial outlooks may not be appropriate for other purposes and readers should not assume they will be achieved.

Our Company does not intend to, and the Company disclaims any obligation to, update any forward-looking statements (including any financial outlooks), whether written or oral, or whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise noted, references in this Report to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

GLOSSARY OF TECHNICAL TERMS

In this filing, the technical terms, phrases, and abbreviations set forth below have the following meanings:

“ASTM” means American Society for Testing and Materials, the entity responsible for the development and delivery of international voluntary consensus standards.

“BTU” means British Thermal Unit, a measure of heat energy;

“Distillate” means a product derived from petroleum-based hydrocarbons

“Fuel Oil” means various ranges of Number 1 to 6 fuels distilled from crude oil, or in JBI’s case, distilled from plastic;

“Fuel Oil No. 2” means a distillate heating oil similar to diesel fuel with the same cetane number, or measurement of combustibility quality, as diesel fuel.  This is generally obtained in the crude oil distillation process from the lighter cuts of crude oil.  In our process, it is the second fuel made in the conversion from plastic to oil;

“Fuel Oil No. 6” means a high viscosity residual oil that requires preheating to 104 – 127 degree Celsius.  It is generally the material remaining after the more valuable cuts of crude oil have been boiled off.  In our process, it is the first fuel made in the conversion from plastic to oil;

“Hydrocarbon” means an organic compound consisting entirely of hydrogen and carbon;

“MACT” means Maximum Achievable Control Technology, which are various degrees of emissions reductions that the EPA determines to be achievable;

“Naphtha” means a flammable liquid mixture of hydrocarbons covering the lightest and most volatile fraction of the liquid hydrocarbons in petroleum with a boiling range of 60 to 200 degrees Celsius.  In our process, it is the last liquid fuel made in the conversion from plastic to oil.;

“NESHAP” means the National Emissions Standards for Hazardous Pollutants which are emissions standards set by the EPA for an air pollutant that may cause an increase in fatalities or in serious irreversible and incapacitating illnesses; and

“PPM” means parts per million;

“Stack Test” means a procedure for sampling a gas stream from a single sampling location at a facility, used to determine a pollutant emission rate, concentration or parameter while the facility equipment is operating at conditions that result in the measurement of the highest emission values approved by regulatory authorities;

“Tipping Fees” means the charge levied on a given quantity of waste received at a landfill, recycling center or waste transfer facility.

PART I

ITEM 1.	BUSINESS

Overview

We produce fuel products mainly from mixed, unwashed waste plastics for distribution across a number of markets.  We continue to execute on our business strategy with the goal of becoming a leading North American fuel company that transforms waste plastic into ultra-clean, ultra-low sulphur fuel.

Currently, we provide environmentally-friendly solutions through our products and technologies.  Our primary product offering is our Plastic2Oil®, or P2O®, solution, which is our proprietary process that converts waste plastic into fuel through a series of chemical reactions (our “P2O business”).  We collect mainly mixed plastics from commercial and industrial enterprises that generate large amounts of waste plastic for use in our process.  Generally, this waste plastic would otherwise be sent to landfills and its disposal potentially can be quite costly for companies.  We use this waste plastic as feedstock to produce Fuel Oil No. 6, Fuel Oil No. 2 and Naphtha for various uses by our customers.  We own and operate our processors and have the capability to produce and store the fuels at, and ship from, our facilities in Niagara Falls, NY.  We sell the fuels we produce to customers through two main distribution channels, fuel wholesalers and directly to commercial and industrial end-users.   At March 14, 2013, we had two fully-permitted and operational P2O processors at our Niagara Falls, NY facility and a third processor was being assembled in Niagara Falls, NY and expected to be operational during 2013.

For financial reporting purposes, we operate in two business segments, (i) our P2O solution, which sells the fuel produced through our processors as well as processed waste paper fiber through our recycling facility and (ii) data storage and recovery (the “Data Business”).  Previously, we operated a chemical processing and cleaning business, known as Pak-It and a retail and wholesale distribution business known as Javaco, Inc.  As of December 31, 2012, we had exited both of these businesses and their results in all periods presented are classified as discontinued operations.

Our P2O business has been operating in a limited commercial capacity since December 2010 and we anticipate that this line of business will account for a majority of our revenues in 2013 and periods thereafter.   Historically, however, our revenues have been partially derived from our other lines of business and products, Javaco and Pak-It, which are classified in this Annual Report as discontinued operations.  In the year ended December 31, 2012, we had total sales of approximately $986,000, of which approximately $916,000 were derived from our P2O business and approximately $70,000 were derived from our Data Business.   In the year ended December 31, 2011, we had total sales of approximately $288,000 from our P2O business.  We had no sales derived from our Data Business during this period.

We conduct our P2O business at our facilities located in Niagara Falls, New York and Thorold, Ontario, Canada. Our corporate address is 20 Iroquois Street, Niagara Falls, NY 14303.

Organizational History

We were incorporated on April 20, 2006 under the laws of the State of Nevada under the name 310 Holdings Inc. (“310”). On April 24, 2009, John Bordynuik, purchased 63% of the issued and outstanding shares of 310 and became our chairman and chief executive officer.   On June 25, 2009, we purchased certain assets from John Bordynuik, Inc., a corporation founded by Mr. Bordynuik. The assets acquired included tape drives, computer hardware, servers and a mobile data recovery container to read and transfer data from magnetic tapes.  On August 24, 2009, we acquired all of the outstanding shares of Javaco, Inc., a wholly owned subsidiary of Domark International, Inc. From inception until August 2009, we were a shell company within the meaning of the rules of the Securities and Exchange Commission.  On September 30, 2009, we acquired 100% of the issued and outstanding equity interests of Pak-It, LLC.  We formed JBI (Canada) Inc. on February 9, 2010 for purposes of distributing Pak-It products in Canada.  We formed Plastic2Oil of NY, #1, LLC on May 4, 2010, for the development and commercialization of our Plastic2Oil business in Niagara Falls, NY.

On October 5, 2009, we changed our corporate name to JBI, Inc.  On February 10, 2012, we sold substantially all the assets of  Pak-It. On July 9, 2012, we announced the closure of our Javaco operations and sold substantially all of its assets to an unrelated third party.  Our common stock is quoted on the OTCQB Market under the symbol “JBII”.

Organizational Chart

The following chart outlines our corporate structure, as of March 14, 2013 and identifies the jurisdiction of organization of each of our material subsidiaries. Each material subsidiary is wholly-owned by the company.

JBI, Inc. (Nevada)

JBI (Canada), Inc. (Ontario, Canada)		Plastic2Oil of NY #1, LLC (New York)

JBI, Inc.	-	Parent company with corporate office in Niagara Falls, NY;

Plastic2Oil of NY #1, LLC	-	Operates our P2O business in Niagara Falls, NY.

JBI (Canada) Inc.	-	Conducts our P2O business in Canada, including management of our recycling center and our fuel blending site.

Our Primary Product - Plastic2Oil

P2O Overview

Our P2O process is proprietary and converts waste plastic into fuel through a series of chemical reactions.  We developed this process in 2009 and began very limited commercial production in 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor at our Niagara Falls, New York facility.  Currently, we have two operational P2O processors, which produce Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6, all of which are fuels produced to the specifications published by ASTM.  Our process also produces two by-products, an off-gas similar to natural gas and a petcoke carbon residue.  We primarily use our off-gas product in our operations to fuel the burners in our P2O processors.  We currently have contracts to sell our fuel products through two main distribution channels comprised of fuel wholesalers and directly to commercial and industrial end-users.

Our P2O process accepts mainly mixed, unwashed waste plastics.  Although many sources of plastic waste are available, we have focused our feedstock sources on primarily post-commercial and industrial waste plastic.  Generally, we believe that this waste stream is more costly for companies to dispose of, making it more readily available in large quantities and cheaper for us to acquire than other potential types of feedstock.   We believe our P2O process offers a cost-effective solution for businesses that currently have to pay to dispose of these types of waste.

Currently, we understand that there are several plastic-to-oil processes operational globally. These facilities employ a wide range of technologies and yield varying purities of fuel output. We believe that our process has many advantages over other commercially available processes in that our P2O solution requires a comparatively small initial capital investment and yields high-quality, ultra-low sulphur fuel, with no need for further refinement. Additionally, our process uses comparatively little energy and physical space, which, in our view, makes it better suited for high-volume production and expansion to multiple sites.

P2O Process and Operations

There are various processes in existence for converting plastic and other hydrocarbon materials into products for use in the production of fuels, chemicals and recycled items. These processes include: pyrolysis (conversion using dry materials at high pressure and temperature in the absence of oxygen), catalytic conversion (conversion using a catalyst for stimulating a chemical reaction), depolymerization (conversion using superheated water and high pressure and temperature) and gasification (conversion at high temperature using oxygen or steam). Our patent-pending P2O conversion process involves the cracking of the plastic hydrocarbon chains at ambient pressure and comparatively low temperature using a catalyst.

We have developed our Plastic2Oil processor to be continuously running, energy efficient and environmentally-friendly while converting waste plastics into end-user ready, ultra-clean, ultra-low sulfur fuels. The fuels produced can be used directly by our customers without further refining or processing. Over a three year period, we have successfully scaled our processing operations from a one gallon processor to two processors, each permitted to feed up to 4,000 pounds of feedstock per hour.  Some of the milestones that we have reached include:

●	Manufacturing and operating multiple processors at our Niagara Falls, NY site;

●	From inception, the processors were designed with safety and green emissions as top priorities. There have been zero time loss accidents to date;

●	Standardization and modularization of the components of our processors;

●	Ability to continuously feed waste plastic 24 hours a day;

●	Approximately 86% of waste plastic by weight is converted to liquid fuel conversion;

●	Approximately 8% of waste plastic by weight is converted to gas and is used to fuel the process;

●	Operating at atmospheric pressure, not susceptible to pinhole leaks and other problems with pressure and vacuum-based systems;

●	No requirement for incinerators, thermal oxidizers or scrubbers and no stack monitoring is necessary;

●	Three stack tests (two on the initial processor and one on the second processor) conducted by Conestoga-Rovers & Associates (“CRA”), prove emissions are extremely low;

●	Process validation by SAIC Energy, Environment & Infrastructure, LLC and IsleChem, LLC, highly credible third-party independent labs;

●	Permitted to operate three processors commercially in New York by the NYSDEC; and

●	Continuous and ongoing fuel orders by our customers.

Processor Input

Waste Plastics:  We are able to feed mainly mixed unwashed waste plastics into the Plastic2Oil processors. Waste plastic is widely available and we are focused on maximizing the types and densities of the plastic we procure for optimal processor performance.

Processor Output

Fuel Produced:  The fuel produced in our processors is ultra-low sulfur fuel and is ready for end-users without the need for further refinement.

Off-gas:  Approximately 8-10% of waste plastics fed into the processors are converted to a mixture of hydrogen, methane, ethane, butane and propane gas (“off-gas”).  Once our processors are in a state to begin the P2O process, they use their own off-gas to fuel the burners in the process.

Residue: There is approximately 2-4% residue from our process, which is petroleum coke or carbon black (“petcoke”) that needs to be removed on a periodic basis.

Processor Development

We are currently permitted to feed two tons, or 4,000 pounds, of waste plastic per hour into each processor by a continuous conveyor belt where it is heated by a burner that mainly burns off-gases produced from the P2O process. Plastic hydrocarbons are cracked into various shorter hydrocarbon chains and exit in a gaseous state. Any residue, metals and or non-usable substances remain in the reactor and are periodically removed. Through our proprietary process Fuel Oil No. 6, Fuel Oil No. 2, and Naphtha are condensed from the reactor through the remainder of the process. The fuel output is then transferred to storage tanks automatically by the system. Our process is mainly operated by an automated computer system that controls the conveyor feed rate, system temperatures, off-gas systems and the pumping out of newly created fuel to storage tanks. The plastic to liquid fuel conversion is approximately 86% by weight. Therefore, 20 tons of plastic would be processed into approximately 4,100 gallons of fuel. At March 14, 2012, we had two operational processors at our Niagara Falls, NY facility and a third processor being assembled.

Our processor has evolved significantly since inception. It currently takes up approximately 3,000 square feet of space, and is less than 20 feet high at its highest point. General operations involve a machine operator responsible for the monitoring of the control room monitors and cameras which track the machine’s operations and operating parameters, as well as a material handler loading plastic onto the machine’s in-feed system.

During February 2012, we completed the construction of our second processor.  This processor was the first built in the modular design that we created in order to standardize the components in anticipation of our commercial rollout.

During the second quarter of 2012, we noted during a routine maintenance and safety inspection that the reactor on our first processor was displaying severe signs of wear due to extensive research and development performed on it since 2010.  In order to maximize future production from this processor, the original reactor was replaced.  This reactor included a more modular design and several technical improvements to the original reactor.  We then had to reassemble the first processor with certain pieces of updated hardware, mainly piping and connections that accommodated this nearly 20% larger reactor.  The reconstruction and upgrade to this processor was completed during the fourth quarter of 2012 and produced minimal fuel during the year.  We plan to continue to operate this processor in the future, but expect lower productivity compared to our newer processors.

In February 2012, we received final approval from the NYSDEC to modify our Air State Facility Permit allowing us to run our processor at the increased rate of 4,000 pounds per hour.  Subsequently, in July 2012, the NYSDEC amended our solid waste permit to allow our processors to feed up to 4,000 pounds of plastic per hour into the each of our processor.  This increase allows us to feed heavier, denser material into the processor at a higher rate, maximizing the fuel production of the processor while running.

Feedstock

Our P2O process primarily uses post-commercial and industrial waste plastic that might otherwise be sent to a landfill by the commercial and industrial producers of such waste plastic.  We believe that this can be costly for these producers due to the large volumes of plastic waste that they generate. As such, our business model is premised on our ability to accept numerous types of waste plastics from such sources at a relatively low cost.  We believe that our ability to accept mainly mixed, unwashed waste plastics is a significant advantage of our P2O process compared to similar operations in our industry.

Fuel Products

Our P2O process makes both light and heavy fuel products which are; specifically Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6, as defined by ASTM.  Our process also generates two main by-products, an off-gas similar to natural gas and a carbon residue known as petcoke.

Naphtha is a very light fuel product that is used as a cutting component for both high and regular grade gasoline. Fuel Oil No. 2 is a mid-range fuel commonly known as diesel and has numerous transportation, manufacturing and industrial uses.  Fuel Oil No. 6 is a heavy fuel generally used in industrial boilers and ships.  Our process produces high quality, ultra-low sulphur fuels, without the need for further refinement which enables us to sell our fuel directly from our processors to the end-user.

The off-gas that is produced by the P2O process is used to fuel the burner that heats the entire processor.

P2O Facilities

We currently have two main operating facilities that we use in our P2O business, our P2O plant and our recycling facility, as well as a third facility, our fuel blending site, for use in the future.  These are briefly described below. Additional information on our properties can be found in Item 2 of this report.

Niagara Falls, NY facility:  Our Niagara Falls, NY facility currently has two operating buildings, a 10,000 square foot building that currently houses two commercial-scale P2O processors and a 7,200 square foot building that will be utilized for expansion of our P2O business and currently houses various other fabrication equipment and parts relevant to the process.   Our Niagara Falls operations are situated on eight acres which can accommodate expansion of our growing operations.  This facility also serves as the center of our research and development operations and our administrative offices.

Recycling Facility:  We lease an 18,000 square foot recycling facility located on a nine acre site in Thorold, Ontario approximately 15 miles from our Niagara Falls, NY facility.  The facility primarily accepts, separates and processes mixed paper and cardboard and various grades of plastic waste.   From this facility, we transport the feedstock to our Niagara Falls, NY facility for processing into fuel and sell processed waste paper fiber to paper mills.

Blending Site:  We own a 250,000 gallon fuel-blending facility in Thorold, Ontario, which, when in use, would allow us to blend and self-certify certain fuels that are produced from our process to meet government specifications.

Sales & Distribution

We currently sell our fuel products through two main channels; fuel brokers and direct to end-users.  We sell through long-term contracts with customers as well as to customers who purchase our fuel through the issuance of routine purchase orders.  Most of our customers have continued to increase their fuel purchases as we have increased our production.  We have also added new customers as we have grown.  Customer feedback suggests that they appreciate the high quality of our fuels.  In fact, to date, we have not had a single load of our fuel rejected for quality issues.

During the years ended December 31, 2012, 2011 and 2010, 58.0%, 50.5% and Nil % of total net revenues were generated from three customers.  As at December 31, 2012 and 2011, three and Nil customers, respectively, accounted for 75.8% and Nil % of accounts receivable.

Suppliers

The principal goods that we require for our P2O business are the waste plastic that we use as feedstock for production of our fuels.  We collect waste plastics, from commercial and industrial businesses that generate large amounts of this waste stream.

We also rely on third party manufacturers for the manufacture of many components of our processors including kilns and distillation towers.  During the years ended December 31, 2012, 2011 and 2010, 25.5%, 8.3% and Nil % of total net purchases revenues were generated from four vendors.  As at December 31, 2012 and 2011, three and two vendors, respectively, accounted for 36.6% and 42.9%, respectively, of accounts payable.

Licenses, Permits and Testing

We maintain the following permits and licenses in connection with the operation of our P2O business.

License/Permit	Issuing Authority	Registration Number	Issue/Expiration Date
Air Permit	NYSDEC	9-2911-00348/00002	06/30/2014
Solid Waste Permit	NYSDEC	9-2911-00348/00003	06/30/2014
Bulk Fuel Blending License	Ontario Technical Standards & Safety Authority	000184322	10/12/2013
Waste Disposal Site	Ontario Ministry of the Environment	A121029	Perpetual (subject to annual reviews)

In 2010, our P2O process and processors were tested by IsleChem, LLC, an independent chemical firm providing contract research and development, manufacturing and scale-up services, using two small prototypes of our P2O processor.  The IsleChem test results indicated that our process is both repeatable and scalable. Following this testing, we assembled a large-scale P2O processor capable of processing at least 20 metric tons of plastic per day. In September 2010, we had a stack test performed by Conestoga-Rovers & Associates (“CRA”), an independent engineering and consulting firm, which concluded that, with a feed rate of 2,000 pounds of plastic per hour, our processor’s emissions were below the maximum emissions levels allowed  by the NYSDEC simple air permit, which  is needed to commercially operate the P2O processor at that location.  We used the CRA test results to apply for the required operating permits and in June 2011 we received an Air State Facility Permit (“Air Permit”) and Solid Waste Management Permit (“Solid Waste Permit”) for up to three processors at the Niagara Falls, NY facility.  In December 2011 we had a second stack test performed by CRA for an increased rate of 4,000 pounds per hour.  In January 2012, we received a final emissions report from CRA confirming that emissions were considerably decreased with an increased feed rate.  In December 2012, we had a stack test performed on the second processor

The emissions tests conducted by CRA on our processors are summarized in the following table:

Emissions	Units	Original Stack Test (2010) – Processor #1	Final Stack Test (Dec. 2011) – Processor #1	Stack Test (Dec. 2012) – Processor #2
CO – Carbon Monoxide	ppm	3.16	3.1	3.7
SO2 - Sulphur Dioxide	ppm	0.23	0.02	0.39
NOx – Oxides of Nitrogen	ppm	86.4	15.1	21.3
TNMHC – Total Non-Methane Hydrocarbons	ppm	0.25	3.92	0.62
PM – Particulate Matter	Lbs./hr.	0.016	0.002	0.012
Hexane	Lbs./hr.	Not tested	0.00001	0.0013

Industry Background

Alternative fuels are generally considered to be any substances that can be used as fuel, other than conventional fossil fuels such as naturally occurring oil, gas and coal. There have been many approaches taken to producing alternative fuels, including conversion of corn oil, vegetable oil and non-food-based materials. These approaches have demonstrated varying degrees of commercial potential. Some of the challenges that alternative fuel producers have faced include high feedstock supply costs, lower perceived value of fuel product, higher capital costs and dependence on government regulations for economic viability.

We believe our company is distinguishable from other producers of alternative or renewable fuels because our P2O solution represents a process and product that is commercially viable and designed to provide immediate benefit for industries, communities and government organizations with waste plastic recycling challenges.  Our business model is premised on the need for a more efficient and cost-effective alternative to disposing of waste plastic in jurisdictions where the cost of transporting and landfilling large amounts of plastic is quite costly.

Competition

Our P2O business has elements of both a recycling business and a fuel refiner/ production business. Both the recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to achieve and maintain a competitive position with respect to technological advances in both of these sectors.  We believe that our business currently faces mild competition in the plastics-to-energy market, including competition from Envion, Polymer Energy, LLC, and Agilyx, each of which have each developed alternative methods for obtaining and generating fuel from plastics.  See “Risk Factors—Risks Related to Our Business”.

Business Model

We believe that our Plastic2Oil business model provides a unique proposition for both the supply side and the end-user side of the waste-to-fuel value chain.  Our P2O technology is positioned to link these two sides by offering economic incentives in both directions. We believe P2O offers value to suppliers of waste plastic by saving transport and landfill Tipping Fees, and value to fuel end-users by providing ultra-low sulphur green fuel. Given these incentives, the Company believes that its Plastic2Oil business will be sought after by those industries that can benefit from the added value that we provide, thus allowing the potential for our company’s growth.

Business Strategy

Our long-term strategy is to become the leading vertically-integrated, North American fuel company that is a plastic recycler, fuel processor and fuel seller. The key elements of our strategy to achieve this goal are as follows:

Marketing Strategy

We target post-commercial and industrial waste plastic partners. We believe this allows us to identify sources of large plastic waste streams, such as industrial sites, material recovery facilities, etc., and to sell fuel to customers through two main distribution channels: fuel wholesalers and directly to commercial and industrial end-users. We are also partnering with businesses and municipalities who collect waste plastics. Our vision is to help redirect these waste plastic streams, preventing them from entering landfills.

Manufacturing Strategy

Our P2O business model allows us to simultaneously pursue multiple commercial opportunities across the waste plastic and fuel markets. We will own and operate all of our P2O processors, including those to be operated on our partner sites. We intend to construct clusters of P2O processors at sources of large plastic waste streams, such as industrial sites, material recovery facilities and recycling centers.

Procurement Strategy

The Company’s feedstock strategy is as follows:

•
Get the Right Material to Maximize Throughput.  Although the P2O processor can process many different types of plastic and create consistent fuels, we will focus on the types of plastic that will maximize the machine’s productivity.  This is typically high density material.

•
Contract for Long-Term Consistent Feedstock Supply.  By contracting with our suppliers, we are able to gain commitments for consistent flows of feedstock.  This also allows us to more accurately forecast our feedstock supply and fuel outputs.  An additional benefit of contracting with suppliers is that we are able to rely on this material flow as it relates to our continued growth planning.

•
Cost to the Processor.  We look at all feedstock opportunities considering the “cost to the processor”.  In other words, whether the cost is the price we pay to the supplier, the cost of transportation or our costs to pre-process the material, the critical thing is the total cost incurred for “ready to process” material.

Competitive Strengths

We believe that our competitive strengths are as follows:

In addition to producing fuel, our P2O solution simultaneously addresses the problem of disposing of waste plastic.  We offer an alternative to disposing of waste plastic in a landfill. Our processors can accept mainly mixed, unwashed plastic feedstock.  In the United States and Canada, a substantial amount of plastic is currently considered waste and is disposed of in landfills, resulting in Tipping Fees levied by the landfill or other waste disposal facility fees.  We believe that the current low landfill diversion rates for waste plastic in the United States and Canada, together with the costs of transporting and disposing of plastic in bulk, present a significant opportunity to provide an alternative to conventional recycling and waste disposal.

The P2O process provides a highly efficient means of converting plastic into fuel.  Our proprietary P2O process and catalyst provide a highly efficient means of converting plastic into fuel. Our business model depends on us being able to provide both a cost-competitive means of disposing of waste plastic and an efficient and non-energy intensive means of producing fuel.  Our process requires comparatively minimal electricity to operate, and the energy balance of the process is positive, meaning that more energy can be produced than is consumed by the process.

Low capital costs and small footprint.  We have designed the processors with a modular design with standardized components, making construction of our processors relatively simple and cost effective.  We have designed our processors to take up approximately 3,000 square feet of space, giving the processors a relatively small footprint.  We believe that this design facilitates the construction and operation of multiple processors on a single site. We estimate that the costs of constructing our processors on industrial partner sites will be approximately $1.3 to $1.4 million per processor, excluding additional infrastructure costs , which we believe to be substantially less than the cost of constructing waste-to-fuel facilities offered by our competitors.

Lower emissions

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

Our processors produce fuels that have very low sulphur content, which allows the end-user to potentially lower the emissions generated by its operations while using our fuels. These lower emissions potentially could save the end-user from expensive environmental compliance costs, stemming from such initiatives as the NESHAP regulations and more specifically the MACT standards for each pollution source.

Validation of repeatability and scalability of P2O processors.

Our P2O business has been validated by extensive testing by our customers and multiple independent tests by outside consultants and third party laboratories.

Other Businesses

Data Recovery & Migration

In June 2009, we purchased certain assets from John Bordynuik, Inc., a corporation founded by John Bordynuik, our former Chief Executive Officer and current Chief of Technology. The assets acquired from John Bordynuik, Inc. included tape drives, computer hardware, servers and a mobile data recovery lab to read and transfer data from magnetic tapes and these assets are used in our Data Recovery & Migration business.

Magnetic tapes were previously a primary media for data storage. Because of its cost effectiveness, magnetic tape was widely used by government, scientific, educational and commercial organizations for decades. Over time, these tapes can become vulnerable to deterioration when exposed to natural elements, which can render the tapes difficult to read or unreadable using the original tape-reading equipment.  Our Data Business involves reading old magnetic tapes, interpreting and restoring the data where necessary and transferring the recovered data to storage formats used in current systems. The recovered data is verified for accuracy and returned to customers in the media storage format of their choice. Our process gives customers the ability to conveniently catalogue and safely archive difficult-to-retrieve data on readily accessible, contemporary storage media. Users of these services generally include businesses or organizations that have historically stored information on magnetic tape, such as government agencies, oil and gas companies and academic institutions.

The process for data recovery was developed and is very highly dependent on John Bordynuik, the founder of our company.  The significance of the Data Business’s reliance on Mr. Bordynuik has been a key driver to the Data Recovery & Migration Business achieving significant revenue in 2012 and no revenue in 2011 and 2010.

In light of our business strategy to increase the focus on our P2O business, we anticipate that revenues and profits generated from our Data Business operations will represent a decreasing share, if any, of our total revenues and profits in future reporting periods.  Due to these factors, the Company recorded an impairment of $36,500 during the first quarter of 2012 related to the assets of the Data Business.

Pak-It

From September 2009 until February 2012, through Pak-It, we were engaged in the manufacture of cleaning chemicals.  As previously reported, we sold substantially all of the assets of this business in February 2012 because management felt that Pak-It’s business was no longer aligned with our strategic focus on our P2O business.  For all periods reported, the results of operations of Pak-It have been recorded as discontinued operation, as recorded in Footnote 19 of the Consolidated Financial Statements.

Javaco

From August 2009 until July 2012, through Javaco, we were a retailer and wholesale distributor of equipment, hardware and tools for the safety, maintenance and construction industries.  As previously reported, in July 2012, we closed Javaco and liquidated substantially all of the fixed assets and inventory because management felt that Javaco’s business was no longer aligned with our strategic focus on our P2O business. For all periods reported, the results of operations of Javaco have been recorded as discontinued operations, as recorded in Footnote 19 of the Consolidated Financial Statements.

Intellectual Property

To ensure the protection of our proprietary technology, we have applied for patent protection for both the P2O process and P2O processor.  As of March 14, 2013, no patents have been issued.   Management anticipates filing additional patent applications for various aspects of our P2O process in the near future.  A lack of patent protection could have a material adverse effect on our ability to gain a competitive advantage for our process and processors, since it is possible that our competitors may be able to duplicate the P2O process for their own purposes.  We also rely on our trade secrets to provide protection from portions of our process and proprietary catalyst.  See “Risk Factors—Risks Related to Our Business”.

We also hold a U.S. patent relating to our Data Business for the recovery of tape information.

Research and Development

Given our strategic focus on developing our P2O business, we anticipate that our research and development activities in the short to medium-term will mostly relate to our P2O processors and the construction, operation and systems management of those processors. Specifically, we will seek to increase the operational capabilities and performance of our P2O processors as opportunities arise. Research and development expenditures were $445,945, $1,452,932 and $761,231 in 2012, 2011 and 2010, respectively.

Employees

As of March 14, 2013, we employed 55 persons on a full-time basis, of which 3 were executive management, 7 were in finance and administration, 4 were in procurement, sales and marketing, 37 were in operations and 4 were in technology/ research and development.

None of our employees are subject to a collective bargaining agreement and we believe that our labor relations are good.

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

Our operations require various governmental permits and approvals. We believe that we have obtained, or are in the process of obtaining, all necessary permits and approvals for the operations of our P2O business; however, any of these permits or approvals may be subject to denial, revocation or modification under various circumstances.  Failure to obtain or comply with the conditions of permits and approvals or to have the necessary approvals in place may adversely affect our operations and may subject us to penalties.

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

We have incurred net losses since our inception, including losses of $13,322,205, $18,259,363 and $14,343,469 in 2012, 2011 and 2010, respectively. We expect to incur losses and potentially have negative cash flow from operating activities for the near future. We have divested of our significant non-core businesses, which historically had generated revenues for the Company and have transitioned our focus solely on the development of our P2O business. To date, our revenues from our P2O business have been limited and we expect to invest significant additional capital in  the further development and expansion of our P2O business and for marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. As a result, even if our revenues increase substantially, we expect that our expenses could exceed revenues for the foreseeable future. It is not certain when we will achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We may experience significant fluctuations in our revenues, significantly driven in part by the market price of fuel and we may incur losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of investors and securities analysts, which may result in a decrease in the market value of our securities.

We have a limited operating history and are focused on our P2O business, which may make it difficult to evaluate our current business and predict our future performance.

After divesting certain non-core business lines, we are solely focused on our P2O business and our limited operating history may make it difficult to evaluate our current business and predict future performance as we continue to expand and grow, as well as modify the current processors to become more efficient. Additionally, with the divestitures of Pak-It and Javaco in 2012, our historical results are not indicative of future revenues.  Any assessment of our current business and predictions about our future success or viability may not be as accurate as otherwise possible if we had a longer operating history. We have encountered, and may continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business could be harmed.

Our process and processors may fail to produce fuel at the volumes we expect.

Even if we secure a reliable supply of sufficient volumes of waste plastic, our processors may fail to perform due to mechanical failure or unscheduled maintenance resulting in potentially significant downtime.  Our processors do not have a long operating history, and accordingly the equipment and systems in any given processor may not operate as planned or for as long as expected based on preliminary testing and trials.

We may be required to replace parts more often than expected due to excessive wear and tear or malfunction due to their use during the evolution of our process.  Replacement of parts or components of the processor could result in additional unplanned downtime, resulting in lower fuel volume productions.

Different feedstock may result in different fuel yields including potentially higher production of off-gas or petcoke residue, which would proportionately reduce the amount of salable fuels produced.  The presence of contaminants in our feedstock could reduce the purity of the fuel that we produce and require further investment in more costly separation processes or equipment. Additionally, contaminants that are present in the feedstock could result in damage to the processor which would cause unplanned downtime and lower expected fuel volumes.

Unexpected problems with either the processor or our feedstock supplies may force us to cease or delay production and the time and costs involved with such delays may be significant. Any or all of these risks could prevent us from achieving the production volumes and yields, and producing fuel at the costs, necessary to achieve profitability from our business. Failure to achieve expected production volumes and yields, or achieving them only after significant additional expenditures, could substantially harm our financial condition and operating results.

We need substantial additional capital in the future in order to develop our business.

Our future capital requirements will be substantial, particularly as we continue to develop our P2O business.  Barring any unforeseen expenses, we believe that our current cash and cash equivalents will allow us to expand commercial operations at the Niagara Falls, NY Facility as well as implement commercial operations in Jacksonville, Florida, our next planned site.  Because the costs of developing the P2O business on a commercial scale are highly contingent on our approach to commercialization, and are subject to many variables, including site-specific development costs and the number of processors to be placed at a given location, we cannot reliably reasonably estimate the amount of capital required to expand the P2O business to the planned Jacksonville, Florida locations or otherwise beyond the Niagara Falls, NY facility.  If we are successful in achieving our plans to enter into other P2O industrial partnerships, we may require significant additional funding to execute such partnerships and may not be able to rely on funding through our own earnings. Funding would be required for constructing P2O processors, site specific build-outs and developing other aspects of our business with our industrial partners.

To date, we have funded our operations primarily through private offerings of equity securities. If future financings involve the issuance of equity securities, our existing stockholders could suffer dilution. If we were able to raise debt financing to expand our operations, we may be subject to restrictive covenants that could limit our ability to conduct our business. Our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned.  We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

Our future capital requirements will depend on many factors, including:

●	the financial success of our P2O business and processors;

●	the timing of, and costs involved in, entering into agreements with suitable industrial partners, and the timing and terms of those agreements;

●	the cost of constructing P2O processors and the amount of other capital expenditures related to site development;

●	our ability to negotiate distribution or further sale agreements for the fuel we produce, and the timing and terms of those agreements;

●	the timing of, and costs involved in obtaining, the necessary government or regulatory approvals and permits; and

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If funds are necessary or required and are not available to us on a timely basis, we may delay, limit, reduce or terminate:

●	our R&D activities;

●	our plans to construct additional processors at the planned Jacksonville, FL site or otherwise;

●	our plans to expand our business through industrial partnerships;

●	our activities in negotiating agreements necessary in connection with the commercial scale operation of the P2O business; and

●	the development of the P2O business, generally.

If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, construct processors, enter into agreements with suitable industrial partners, take advantage of other strategic opportunities and otherwise develop our business could be significantly limited. We may not be able to raise sufficient additional funds on terms that are favorable or acceptable to us, if at all. If adequate funds are required for operations and are not available, we may not be able to successfully execute our business plan or continue our business.

Our future success is dependent, in part, on the performance and continued service of John Bordynuik, and on being able to attract and retain qualified management and personnel.

We are presently dependent to a great extent upon the experience, knowledge and abilities of John Bordynuik, our founder and current Chief of Technology. Mr. Bordynuik has been critical to the development of our P2O business, and the loss of his services could have a material adverse effect on our business, financial condition or results of operations, and could also significantly limit our growth potential.

We will also require additional expertise in specific areas applicable to our P2O business and will require the addition of new personnel, and the development of additional expertise by existing personnel. The inability to attract talented personnel with appropriate skills or to develop the necessary expertise could impair our ability to develop and grow our business.

The loss of any key members of our management team or the failure to attract or retain qualified management and personnel who possess the requisite expertise for the conduct of our business could prevent us from further developing our businesses according to our current strategy.  We may be unable to attract or retain qualified personnel in the future due to the intense competition for qualified personnel amongst technology-based businesses, or due to the unavailability of personnel with the qualifications or experience necessary for our business. Competition for business, financial, technical and other personnel from numerous companies and academic and other research institutions may limit our ability to attract and retain such personnel on acceptable terms. If we are unable to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our industrial partners and customers in a timely fashion or to support continued development of our P2O business.

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

Our P2O business faces competition in acquiring feedstock, mainly because there are other technologies and processes that are being developed and/or commercialized to offer recycling solutions for plastic. Additionally, there is significant competition from businesses in the energy sector that sell fuel, including both traditional producers and alternative fuel producers.  Companies in the fuel sales industry may be able to exert economies of scale in the fuels market to limit the success of our fuel sales business.  We believe that our business is more appealing in both the recycling sector and the fuel sector due to its green aspect.  Technological developments by any form of competition could result in our products and technologies becoming obsolete.

In addition, various governments have recently announced a number of spending programs focused on the development of clean technologies, including alternatives to petroleum-based fuels and the reduction of carbon emissions. Such spending programs could lead to increased funding for our competitors or a rapid increase in the number of competitors within these markets.

Our limited resources relative to many of our competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competiveness and market share, adversely affect our results of operations and financial position and prevent us from obtaining or maintaining profitability.

The effectiveness of our business model may be limited by the availability or potential cost of plastic feedstock sources.

Our P2O business model depends on the availability of waste plastic obtained at relatively low cost to be used as a feedstock to produce our end fuel products. If the availability of feedstock decreases, or if we are required to pay substantially more than is reasonable to become profitable for feedstock, this could reduce our fuel production and/or potentially reduce our profit margins if we are forced to use alternative, more costly measures to procure feedstock. It is possible that an adequate supply of feedstock may not be available to our P2O processors to meet daily processing capacity. This could have a materially adverse effect on our financial condition and operating results.

Our P2O financial results will also be dependent on the operating costs of our processors, including costs for feedstock and the prices at which we are able to sell our end products. Volatility in both the pricing of feedstock as well as the market price for fuels could have an impact on this relationship. General economic, market, and regulatory factors may influence the availability and potential cost of waste plastic. These factors include the availability and abundance of waste plastic, government policies and subsidies with respect to waste management and international trade and global supply and demand. The significance and relative impact of these factors on the availability of plastic is difficult to predict.

We will, for the very near future, depend on one production facility for revenues related to our business. Therefore, any operational disruption could result in a reduction of our fuel production volumes.

A significant portion of our anticipated revenue for fiscal 2013 will be derived from the sale of fuel that we produce at our Niagara Falls, NY Facility. We will incur additional expenses to increase production at that facility and any failure to produce fuel at anticipated volumes and costs would adversely affect our revenues, free cash flow and potential ability to build other planned production facilities.  Such failure would adversely affect our business, financial condition and results of operations.

Unforeseen manufacturing issues or processor downtime could have significant adverse impact on our business.

Our business and strategic growth plans rely on assumptions of processor uptime reaching certain levels in which ample fuel can be produced to meet the needs of our customers and provide us with adequate operating cash flow to cover our cost of operating.  Unforeseen manufacturing issues with the processors or unscheduled downtime due to mechanical failure, low quality feedstock or unexpected issues with the processors could have a material adverse impact on our fuel production and operating results. In addition, manufacturing and/ or fabrication delays with respect to additional processors could cause our revenues and fuel production to be lower than anticipated.

We may have difficulties gaining market acceptance and successfully marketing our fuel to our customers.

A key component of our business strategy is to market our fuel as a viable high quality fuel to wholesalers and industrial end users. If we fail to successfully market our fuel or the targeted customers do not accept it, our business, financial condition and results of operations will be materially adversely affected.

To gain market acceptance and successfully market our fuel, we must effectively demonstrate the advantages of using P2O fuel over other fuels, including conventional fossil fuels, biofuels and other alternative fuels and blended fuels. We must show that P2O fuel is a direct replacement for fossil fuels. We must also overcome marketing and lobbying efforts by producers of other fuels, many of whom have greater resources than we do. If the markets for our fuel do not develop as we currently anticipate, or if we are unable to penetrate these markets successfully, our revenue and revenue growth rate could be materially and adversely affected.

Pre-existing contractual commitments and skepticism of new production methods for fuels may hinder market acceptance of our fuel.

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

The plastic-to-fuel industry is new, and general public acceptance of this method of recycling and fuel generation is uncertain.  Public acceptance of P2O fuel as a reliable, high-quality alternative to traditionally refined petroleum fuels may be limited or slower than anticipated due to several factors, including:

●	public perception issues associated with the fact that P2O fuel is produced from waste plastics;

●	public perception that the use of P2O fuel will require excessive burner, boiler or engine modifications;

●	actual or perceived problems with P2O fuel quality or performance; and

●	to the extent that P2O fuel is used in transportation applications, concern that using P2O fuel will void engine warranties.

Such public perceptions or concerns, whether substantiated or not, may adversely affect the demand for our fuels, which in turn could decrease our sales, harm our business and adversely affect our financial condition.

We lack significant experience operating commercial scale processors and may encounter significant difficulties operating on a commercial scale or expanding our business.

We began limited commercial operations at the Niagara Falls, NY facility  in 2010. Although we operated in a limited capacity during 2011 and we believe that our processors are commercially viable, there is no assurance that they can be operated profitably on a large scale at a wide variety of locations.  We may be unable to effectively manage operations, especially given the potential variables that could affect costs in constructing site-specific processors.

The skills and knowledge gained in operating the Niagara Falls, NY facility may prove insufficient for successful operation of P2O facilities in other locations.  We may be required to expend significant time and money to develop our capabilities in processing waste plastic and producing fuel in other locations.  We may also need to hire new employees or contract with third parties to help manage our operations, and our performance will suffer if we are unable to hire qualified parties or if they perform poorly.

We may face additional operational difficulties as we expand our business. Growth of our business may impose a significant burden on our administrative and operational resources. In order to effectively manage our growth and execute our development plans, we will need to expand our administrative and operational resources substantially and attract, train, manage and retain qualified management, technical and other personnel. Failure to meet the operational challenges of developing and managing our business, or failure to otherwise manage our growth, may have a material adverse effect on our business, financial condition and results of operations.

A decline in the price of petroleum products may reduce demand for our P2O fuels and may otherwise adversely affect our business.

We anticipate that our fuels will be marketed as alternatives to their corresponding conventional petroleum product counterparts, such as heating oil, diesel fuel and naphtha. If the prices of these products fall, we may be unable to produce products that are cost-effective alternatives to conventional petroleum products.  Declining oil prices, or the perception of a future decline in oil prices, may adversely affect the prices we can obtain from our potential customers or prevent potential customers from entering into agreements with us to buy our products.  During sustained periods of lower oil prices, we may be unable to sell some of our fuel products, which could materially and adversely affect our operating results.

In addition, recent discoveries and drilling of shale gas deposits has caused a general decrease in natural gas prices which could cause commercial and industrial fuel users to switch from using petroleum-based products to natural gas to power their equipment, machinery and operations.  In such case, demand for our fuel products may decline.  Any decline in demand for petroleum-based products could materially and adversely affect our results from operation.

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

The Company currently possesses an Air Permit and Solid Waste Permit for up to three processors at the Niagara Falls, NY facility.  Failure to maintain these permits on terms and conditions acceptable to and achievable by us, or at all, could affect the commercial viability of the Niagara Falls, NY facility, which could have a material adverse effect on our business, financial condition and results of operations.

As we implement our growth strategy, our planned P2O business will require additional permits, licenses or other approvals from various governmental authorities. Our ability to obtain, amend, comply with, sustain or renew such permits, licenses or other approvals on acceptable, commercially viable terms may change, as could the regulations and policies of applicable governmental authorities. Our inability to obtain, amend, comply with, sustain or renew such permits, licenses or other approvals may have a material adverse effect on our business, financial condition and results of operations.

Any fuels developed using our P2O process will be required to meet applicable government regulations and standards. Any failure to meet these standards and/or future regulations and standards could prevent or delay the commercialization or sale of any fuels developed using our P2O process or subject us to fines and other penalties.

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

We may be unable to produce our fuel products in accordance with governmental specifications.

Even if we produce P2O fuel at our targeted volumes and yields we anticipate, we may be unable to produce fuel that meets current or future governmental regulations.  If we fail to meet these specific regulations, customers may not purchase our fuel or, to the extent we have an agreement in place for the supply of fuel, the customer may seek an alternate supply of fuel or terminate the agreement completely. A failure to successfully meet these specifications could decrease demand for our fuel, leading to reduced sales and operating results.

Our dependence on contract manufacturers for processor components exposes our business to supply risks.

We have limited internal capacity to manufacture our processor components. As a result, we are heavily dependent upon the performance and capacity of third party manufacturers for the manufacturing of many of the key components of our processors, including kilns and distillation towers as well as certain other key components that require specialized machining and fabrication.

We currently rely on a small number of primary contract manufacturers to produce the components of our processors. Our business, therefore, could be adversely affected if these contract manufactures are unable to produce, or are delayed in producing or delivering to us, the required components in the timeframes that we have agreed upon or they have promised, the occurrence of which could adversely impact the availability and launch of additional processors. The failure of any manufacturers that we may use to supply manufactured products on a timely basis, or at all, or to manufacture our processor components in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand, would adversely affect our ability to produce numerous processors, could harm our relationships with our business partners or customers and could negatively affect our revenues and operating results.

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

We have sought patent protection of our intellectual property by filing for international patents via the Patent Cooperation Treaty, however, as yet, none have been granted. We also rely on trade secrets to provide protection for our proprietary catalyst. We currently have patent pending status for our P2O process and processor. However, a lack of patent protection could have a material adverse effect on our ability to gain a competitive advantage for our P2O processors, since it is possible that our competitors may be able to duplicate our P2O process for their own purposes. This may have a material adverse effect on our results of operations, including on our ability to enter into industrial partnership arrangements or other agreements relating to our P2O processors.

We rely in part on trade secrets to protect some of our intellectual property, and our failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We rely on trade secrets to protect some of our intellectual property, such as our proprietary catalyst. However, trade secrets are difficult to maintain and protect.  We have taken measures to protect our trade secrets and proprietary information, but there is no guarantee that these measures will be effective. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Nevertheless, our proprietary information may be disclosed, or these agreements may be unenforceable or difficult and costly to enforce. If any of the above risks materialize, our failure to obtain or maintain trade secret protection could adversely affect our competitive position.

Collaborations with third parties have required us to share some confidential information, including with employees of these third parties. Our strategy for the development of our business may require us to share additional confidential information with our industrial partners and other third parties. While we use reasonable efforts to protect our trade secrets, third parties, or our industrial partners’ employees, consultants, contractors and/or other advisors may unintentionally or willfully disclose proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain.  In addition, foreign courts are sometimes less willing than domestic courts to protect trade secrets. If our competitors develop equivalent knowledge, methods and know-how, we may not be able to assert our trade secrets against them. Without trade secret protection, it is possible that our competitors may be able to duplicate our process for their own purposes. This may have a material adverse effect on our results of operations, including on our ability to enter into industrial partnership arrangements or other agreements relating to our process and processors.

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

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors.  Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims.   Although we currently maintain directors’ and officers’ liability insurance, our coverage has limits and has recently become more expensive. If we are unable to continue or provide directors’ and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our Board of Directors.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm, in its audit opinion issued in connection with our consolidated balance sheets as of December 31, 2012 and 2011 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011, has expressed substantial doubt about our ability to continue as a going concern given our net losses, accumulated deficit and negative cash flows. The accompanying consolidated financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and accordingly do not contain any adjustments which may result due to the outcome of this uncertainty.

Risks Relating to Ownership of Securities of the Company

Investors may lose their entire investment in our securities.

Investing in our securities is speculative and the price of our securities has been and may continue to be volatile.  Only investors who are experienced in high risk investments and who can afford to lose their entire investment should consider an investment in our securities.

Shares of our common stock are quoted and trade on the OTCQB Market, which may have an unfavorable impact on our stock price and liquidity.

Shares of our common stock are quoted and traded on the OTCQB Market.  Trading in shares quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our operating performance.  Moreover, the OTCQB is not a stock exchange and is a significantly more limited market than the New York Stock Exchange, NASDAQ or other stock exchanges. Stockholders may have difficulty buying and/ or selling their shares. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

We may be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for investors to buy or sell shares.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer has made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commission payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell our common stock, which may affect the ability of stockholders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when such shares become listed on a stock exchange. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock could be subject to such penny stock rules for the foreseeable future and our stockholders could find it difficult to sell their common stock.

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

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our share price.

As of the date of this report, our officers, directors and existing stockholders who hold at least 10% of our shares will together beneficially own approximately 17.03% of our issued and outstanding common stock.  As of the date of this report, our founder and current Chief of Technology, John Bordynuik owns approximately 4.81% of our issued and outstanding common stock.  In addition, Mr. Bordynuik is the sole owner of our issued and outstanding Series A Preferred Shares, consisting of 1,000,000 Series A Preferred Shares. The Series A Preferred Shares have voting rights that are 100 times the voting rights of our common stock. Therefore, Mr. Bordynuik controls approximately 50.65% of the voting power of the Company’s share capital.  Mr. Bordynuik’ s voting ability is limited to certain matters of the Company, pursuant to an agreement with certain shareholders of the Company, however, even with these limitations, he is able to exert a significant degree of influence over matters requiring shareholder approval, including the election of directors, any amendments to our articles or by-laws and significant corporate transactions. The interests of this concentration of ownership may not always coincide with the Company’s interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause the Company to enter into transactions or agreements that it would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of the Company otherwise favored by our other stockholders. This concentration of ownership could depress our share price.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on share appreciation for any return on their investment.

Since inception, we have not paid dividends on our common stock and we do not anticipate paying cash dividends in the near future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should consider not investing in our common stock.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as related rules implemented by the SEC, the Public Company Accounting Oversight Board (“PCAOB”) and the OTCQB impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities, such as maintaining director and officer liability insurance, more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Our compliance with Section 404(a) will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. If we are not able to comply with the requirements of Section 404 in a timely manner, our stock price could decline, and we could face sanctions, delisting or investigations, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

Shares of common stock eligible for sale in the public market may adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock by stockholders in the public market, or even the potential for such sales, may adversely affect the market price of our common stock and could impair our ability to raise capital through selling equity securities. As of the date of this filing, approximately 59.9 million of the 89.9 million shares of common stock currently outstanding were freely transferable without restriction or further registration under the securities laws, unless held by "affiliates" of our company, as that term is defined under the securities laws. We also have outstanding, approximately 30.0 million shares of restricted stock, as that term is defined in Rule 144 under the securities laws that are eligible for sale in the public market, subject to compliance with the requirements of Rule 144.  Additionally, upon conversion of the Series B Preferred Stock, an additional 16.1 million shares will become outstanding and freely transferable.

Holders of our outstanding shares of Series B Convertible Preferred Stock have a liquidation preference senior to that of the holders of our common stock.

Our board of directors authorized and filed the Certificate of Designation of Series B Convertible Preferred Stock, as amended (the “Series B Designation”), pursuant to which we issued 2,300,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) in a private placement.  Pursuant to the Series B Designation, in the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock shall be entitled to receive out of assets of the Company available for distribution to stockholders of the Company, prior and in preference to any distribution to the holders of any other capital stock of the Company, an amount per share of Series B Preferred Stock equal to $3.50 per share, the original purchase price of such shares of Series B Preferred Stock.  Therefore, upon a liquidation, dissolution or winding up of the Company, if there are insufficient assets available for distribution to first satisfy the liquidation preference on the Series B Preferred Stock, the holders of common stock will not be entitled to any of such proceeds.

Techniques employed by manipulative short sellers may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.  As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks.    These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attack, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  Investors should be aware that in light of the relative freedom to operate that such persons enjoy, should we be targeted for such an attack, our common stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.	PROPERTIES

The following is a summary of our properties. We believe that these facilities are sufficient to support our research and development, operational, processing and administrative needs under our current operating plan.

1.         Corporate Office and Niagara Falls, NY facility

Our Niagara Falls, NY facility currently has two operating buildings, a 10,000 square foot building that currently houses two commercial-scale P2O processors and a 7,200 square foot building that will be utilized for expansion of our P2O business and currently houses various other fabrication equipment and parts relevant to the process.   This facility serves as the center of our research and development operations and our corporate and administrative offices and is situated on eight acres which we own.  We believe that this site is adequate to accommodate further expansion of our operations in the foreseeable future.  We own this property and have no mortgage debt outstanding in relation to this facility.

2.         Recycling Facility

We lease approximately 18,000 square feet of commercial space on nine acres in Thorold, Ontario, in where we operate our waste plastics recycling facility.  This location is located approximately 15 miles from the Niagara Falls, NY facility.  The lease expires on December 31, 2030. Our current rent obligations are monthly payments equal to the greater of (i) 20% of revenue generated related to the recycling of cardboard at the recycling facility, or (ii) an amount between $8,000 and $10,000, depending on certain factors as set forth in the lease.

3.         Fuel Blending Facility

We own approximately six acres in Thorold, Ontario, where we operate our fuel blending facility with a 250,000 gallon capacity.  When active, the fuel-blending facility allows us to store, blend, analyze and self-certify the fuels produced from the P2O process. We own the property and have no mortgage debt outstanding in relation to this facility.

4 .        Thorold, Ontario Office Building

We own approximately 21,000 square feet in Thorold, Ontario, consisting of 5,000 square feet of office space and 16,000 square feet of warehousing and storage space which serves as storage for the Company as well as offsite IT operations.  This property is encumbered by a mortgage of approximately $280,000.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various types of litigation arising out of our operations in the normal course of business. Other than the litigation described immediately below, we are not engaged in any litigation which we believe is material to our operations. Additionally, we maintain insurance policies with insurers in amounts and with coverage and deductibles as our Board of Directors believes are reasonable and prudent.  However, we cannot ensure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

SEC Civil Action

As previously reported, on January 4, 2012, the Securities and Exchange Commission filed a civil complaint in federal court in Massachusetts against us. The complaint alleges that we reported materially false and inaccurate financial information in our financial statements (which were later restated) for the third quarter of 2009 and the year end 2009 by overvaluing certain media credits (“Media Credits”) on our balance sheet, in violation of, among other things, the antifraud, reporting, books and records, internal controls and periodic report certification provisions of the U.S. Securities Laws.  The Complaint named the Company’s former Chief Executive Officer and current Chief of Technology, John Bordynuik, and its former Chief Financial Officer, Ronald Baldwin, Jr., as co-defendants. Among other relief requested, the complaint sought an order requiring the defendants to pay unspecified disgorgement and civil penalty amounts.  Subsequent to year-end, the SEC approved a settlement under which the Company and its former Chief Executive Officer and current Chief of Technology, John Bordynuik, would pay fines of $150,000 and $110,000, respectively, and consent to the imposition of injunctions against future violations.  As of the date of this filing, the court has not yet approved this proposed settlement.

SEC Civil Action

As previously reported, on July 28, 2011, certain of the Company’s stockholders filed a class action lawsuit against the Company and Messrs. Bordynuik and Baldwin on behalf of purchasers of its securities.  In an amended complaint filed on July 10, 2012, these shareholders sought to represent such purchasers August 28, 2009 and January 4, 2012. The original and amended complaints in that case, filed in federal court in Nevada, alleges that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about the Company’s business, operations, and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the defendants made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that the Media Credits were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company's financial results were not prepared in accordance with Generally Accepted Accounting Principles; (4) that the Company lacked adequate internal and financial controls.  During the quarter ended June 30, 2012, a lead plaintiff was appointed in the case and an amended complaint was filed. The defendants’ answer to the amended complaint was filed during the fourth quarter of 2012.  Subsequently, a case management order was entered and limited discovery commenced.  The Company cannot predict the outcome of the class action litigation at this time.

Shareholder Derivative Lawsuit

As previously reported, on March 16, 2012, a stockholder derivative suit was filed in the U.S. District Court in the State of Massachusetts, naming the Company as a nominal defendant and naming as defendants each member of the Board of Directors (the “Board”) of the Company, including current director Mr. John Wesson, former director Mr. John Bordynuik and other former directors.  The complaint alleges that the individual members of the Board breached their fiduciary duties to the Company in connection with the alleged improper accounting treatment of the Media Credits and public disclosures regarding the status of its Plastic2Oil, or P2O, process.  During the third and fourth quarters of 2012, the individual defendants filed a motion to dismiss the complaint arguing, among other things, that the plaintiff stockholder failed to allege sufficient facts demonstrating that presenting a demand  to the Company’s board of directors prior to filing suit would have been futile.  The plaintiff filed an opposition to this motion.  The Company cannot predict the outcome of the litigation at this time.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTCQB under symbol “JBII”. The following table sets forth, for each of the quarterly periods indicated, the high and low bid prices of our common stock. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter	High	Low
2011:
First Quarter	$0.88	$0.65
Second Quarter	4.13	0.82
Third Quarter	3.20	1.14
Fourth Quarter	2.41	0.95

2012:
First Quarter	$2.33	$0.86
Second Quarter	1.40	0.91
Third Quarter	1.41	0.78
Fourth Quarter	0.97	0.64

Holders

The last sales price of our common stock as reported by the OTC Market on March 14, 2013 was $1.00 per share.

On March 14, 2013, there were 542 holders of record.

As of March 14, 2013, we had issued and outstanding (i) 89,890,063 shares of common stock, $0.001 par value per share, (ii) 1,000,000 shares of Series A Super Voting Preferred Stock, $0.001 par value per share and (iii) 2,300,000 shares of Series B Convertible Preferred Stock, $0.001 par value per share, which shares are convertible into common stock at a conversion ratio of seven shares of common stock for each share of Series B Convertible. All shares of the Series A Super Voting Preferred Stock were held by John Bordynuik, our founder and current Chief of Technology.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

Recent Sales of Unregistered Securities

Our sales of unregistered securities have been previously reported in our reports on Forms 8-K and 10-Q filed with the SEC.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2012 with respect to equity compensation plans under which the Company’s common Stock may be issued.

Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders

JBI, Inc. 2012 Long-Term Incentive Plan	5,240,000	$1.50	4,721,731
Equity Compensation Plans not Approved by Stockholders	N/A	N/A	N/A

Corporate Performance Graph

The following chart and line-graph presentation compares (i) the Company’s stockholder return on an indexed basis since April 13, 2010 (the day on which the Company began trading under the ticker symbol “JBII” with (ii) the NASDAQ Composite Index and (iii) the NASDAQ Clean Edge Green Energy Index.

	April 13, 2010	December 31, 2010	December 31, 2011	December 31, 2012
NASDAQ Composite	100.00	113.55	115.21	129.39
NASDAQ Clean Edge Green Index	100.00	100.41	42.30	37.42
JBI, Inc.	100.00	11.82	43.27	15.09

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Annual Information

Our  financial information is prepared in accordance with U.S. GAAP.  The reporting currency is U.S. dollars.  The following table sets forth financial information derived from our audited consolidated financial statements for the fiscal years ended December 31, 2012, 2011, 2010 and 2009.  Prior to 2009, we had no significant operations.

	Fiscal Year ended December 31,
Statement Of Operations	2012 ($)	2011 ($)	2010 ($)	2009 ($)
Total Revenues	985,389	288,442	-	181,450
Gross Profit	113,519	65,450	-	119,494
Total Operating Expenses	13,632,325	14,691,429	9,414,225	911,434
Net (Loss) from Continuing Operations	(13,215,635)	(14,627,319)	(9,414,181)	(1,839,478)
Net (Loss) from Discontinued Operations	(106,570)	(3,632,044)	(4,929,285)	(1,077,873)
Net (Loss) from Continuing Operations per Share – Basic and Diluted	(0.16)	(0.24)	(0.17)	(0.03)
Net (Loss) from Discontinued Operations (1) per Share – Basic and Diluted	(0.00)	(0.06)	(0.09)	(0.02)
Weighted Average Common Stock Outstanding	82,052,247	59,929,190	56,753,356	60,130,392
Balance Sheet
Total Assets	13,363,401	8,633,751	7,831,209	13,633,247
Total Current Liabilities	2,738,863	6,197,889	2,391,047	1,452,030
Long-Term Debt (including capital leases)	314,716	295,684	280,561	-
Deferred Income Taxes	-	-	126,221	676,503
Stockholders’ Equity	10,280,399	2,111,612	5,033,803	11,504,714

Revenues from 2009 solely related to our Data Business.  Revenues from 2011 and 2012 was mainly comprised from our P2O business.

(1)	For all periods presented, the results of both Pak-It and Javaco are classified as discontinued operations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (the “ MD&A ”) of the results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, together with the accompanying notes, as well as other financial information included elsewhere in this Report. This discussion contains forward-looking statements that involve certain risks and uncertainties, and that reflect estimates and assumptions. See the section titled, “Cautionary Statement Regarding Forward-Looking Statements” for more information on forward-looking statements.  Our actual results may differ materially from those indicated in forward-looking statements. Factors that could cause our actual results to differ materially from our forward-looking statements are described in "Risk Factors" Part I Item 1A, and elsewhere in this Report.

Business Overview

For financial reporting purposes, we operate in two business segments, (i) our P2O business, which sells the fuel produced through our P2O processors as well as processed waste paper fiber through our recycling facility and (ii) data storage and recovery (the “Data Business”).  Previously, we operated a chemical processing and cleaning business, known as Pak-It and a retail and wholesale distribution business, known as Javaco, Inc.  As of December 31, 2012, we had exited both of these businesses and their results in all periods presented are classified as discontinued operations.

Our P2O business has begun the transition from research and development to a commercial production business. We anticipate that this segment will continue to grow and ultimately will account for substantially all of our revenues in 2013 and beyond.  Historically, however, our revenues have been derived primarily from our other segments and products, including those noted above as discontinued operations.

Plastic2Oil Business

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions.  We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility.  Currently, as of the filing of this report, we have two operational processors.  Each of these processors is capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6.  Our process also produces two by-products, an off-gas similar to natural gas and a petcoke carbon residue.  We currently sell our fuel product to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors.

As we move from research and development to commercial production, we plan to grow from both expansion of current production capabilities and through expansion of new locations and processors.  In the future, we do not anticipate providing updates at a processor by processor level. However, in an effort to give an update, the following is the status of our processors as of March 14, 2013:

●
Processor #1 – This is our first processor that was built and provided key research and development data.  During the second quarter of 2012, processor #1’s reactor began displaying severe signs of wear due to extensive research and development performed on it since 2010.  In order to maximize future production from this processor, the original reactor was replaced.  The reactor included a more modular design and several technical improvements to the original reactor.  Processor #1 then had to be reassembled with certain pieces of updated hardware, mainly piping and connections that accommodated this nearly 20% larger reactor.  Processor #1’s reconstruction and upgrade was completed during the fourth quarter of 2012.  Due to the components and retrofitting we performed on Processor #1, we determined that a slightly modified design would be more efficient for this processor based on the layout of the processor, specifically its kiln and towers.  We expect this new layout to result in a lower feed rate for Processor #1 than that of our other processors, as we determined that due to the significant efficiencies we gained in Processor #2 and the expected continued gain in efficiencies with our third processor, the capital and time resources needed to dedicate to additional upgrades were not enough to warrant this additional feedrate.

During the fourth quarter of 2012, Processor #1 initially began in start-up mode, in which we tested all of the connections, fittings, gaskets and other components that could be a potential issue with the processor.  Through this testing, it was determined that certain components needed to be replaced due to manufacturer defect, incompatibility with other new parts in the processor or malfunction.  Due to issues related to start-up and operations, Processor #1 did not produce any material amount of fuel during the fourth quarter of 2012.

●
Processor #2 – This is the second processor which we built and began production late in the first quarter of 2012.  During the latter part of the first quarter of 2012 and during all of the second quarter of 2012, processor #2 primarily produced Fuel Oil No. 6 and Naphtha.  Early in the third quarter of 2012, we made the decisions that due to the considerably higher market price for Fuel Oil No. 2 as compared to that for Fuel Oil No. 6 and Naphtha, we would make modifications to the processor to enable the consistent production of Fuel Oil No. 2.  The modification caused approximately two weeks of down time during July 2012.  Since completion of this modification, processor #2 has been producing Fuel Oil No. 2 which commands a significantly higher market price.  Processor #2 also continues to produce a small amount of Naphtha.  The Company continues to focus on producing high quality fuel products that have the potential to generate the highest revenue for us.

Additionally, during both July and August 2012, we experienced issues with feedstock quality in the system that caused downtime.  These issues resulted in the need to shut down the processor down and perform a full system clean out in order to remove the material causing the issues.  The inability to process feedstock during these periods was a significant factor affecting our ability to generate more substantial revenue for the quarter. In September 2012, we were able to identify and remove the problem sources from our feedstock supply chain.  Additionally, during September and October 2012, we processed a significant amount of heat transfer fluid that we were able to secure in large volumes and allowed us to increase maximize our processor up-time during this period.  We received the necessary approvals to perform a trial in which we processed plastic with heat transfer fluid to ensure that our testing and assumptions regarding this were accurate.  These assumptions were confirmed during our stack test in December 2012.

●
Other – All of the components for a third processor in our Niagara Falls, NY facility have been ordered and many of the components have been received; however, we have also experienced fabrication delays regarding assembly of components of the processor and these delays have prolonged our expected build out of the third processor at our Niagara Falls Facility. We expect to have the third processor online during 2013.

We are continuing to negotiate the final site details with RockTenn, with whom we have a revenue sharing agreement for the placement of processors at their sites, and have ordered many of the longer lead time components for this site.

Based on feedback from our customers, we believe they are very pleased with the quality of all of our fuel products.  Our fuel is currently being sold without the need for additives or further refining, directly from our processors to our customers.  We remain extremely satisfied with our processors’ ability to make a range of fuels, which allows us to take advantage of changing market conditions.

2012 Update

As described above, during 2012, we were able to bring our second processor online in late February.  This processor, which was designed based on the significant testing and data obtained from operating Processor #1, showed significant improvements in the processing abilities over its predecessor.   Throughout the year, Processor #2 was in operation, however, we experienced more than anticipated downtime.  The downtime was driven by some of the following items:

●
Testing – During the year, the processor underwent three specific testing periods, the first being during the initial running of Processor #2, in which a number of tests and the related data were analyzed to ensure the processor was performing as expected, the second was the full review of the processor that was performed in May 2012 related to the May Private Placement and the third was in December 2012 related to our planned stack test.  In the second and third tests, part of the testing procedures was a material balance analysis which required starting the processor completely cleaned out and with no plastic in the system.  In order to accurately perform this testing, we would take the processor out of production approximately seven to ten days prior to the testing and perform a full clean out of the processor.  Additionally, at the end of the testing period, the same procedures were required in order to accurately assess the full material balance of the plastic processed;

●
Residue removal cycles – The process for removing the petcoke residue from the premelt and reactor is a lengthy process by which we shut down the processor, remove the loose petcoke from the premelt and reactor. Petcoke is removed from the processor after anywhere between the accumulation of 6,000 to 15,000 pounds, dependent on the types of feedstock being run;

●
Organizational Structure – Our previous staffing model did not allow for enough comprehensive evaluation of the processors’ performance and we have decided that the addition of a chemical engineer to the operating team should allow for continuous optimal performance of the processor, as this addition will be able to supplement the knowledge of the current teams in ensuring proper performance;

●
Hardware optimization– As our processor and technology are still continuing to evolve, we continue to need to tweak the processor and the components in order to ensure that we are getting the optimal performance from all of the components of the processor.  From time to time, when we identify components that do not perform as we had planned, we are required to shut the processor down to replace the part, potentially perform additional testing on that specific piece of equipment and ultimately replace the component with a better version of the component to increase productivity. In several instances, we have designed technology that is unique to our process to reduce component costs. After the technology is tested, we seek vendors who can implement our technology into their device. The final result has been a device manufactured by a vendor at a fraction of the cost an “off the shelf” general-purpose device;

We are continuously striving to maximize the uptime of the processor and minimize the downtime by any of the aforementioned causes.  Our management team in continuously evaluating the operating time of each processor and all decisions we make with regards to the timing of and operation of the processor are directed at the long term view of operating the processor in a safe and efficient manner while maximizing our revenues.

During the year, we processed approximately 1.7 million pounds (845 tons) of waste plastic into fuel, as compared to approximately 628,000 pounds (314 tons) of waste plastic in 2011.  This represented an increase of 169% of plastic processed year over year.  In 2012, we produced approximately 317,000 gallons of fuel, as compared to approximately 88,000 gallons of fuel in 2011, an increase of 146% year over year, mainly due to a full year of production in 2012 as compared to a partial year of operating in 2011.

Feedstock Procurement

Historically, we operated under the premise that we would be able to obtain significant quantities of waste plastic for free, as we offered companies a more cost-effective disposal method for this waste stream.  During the year, as we processed increasing amounts of waste plastic, we made the determination that in order to obtain the most optimal feedstock on a consistent basis, we would be required to purchase this feedstock.  We continue to receive free plastic from time to time, however, we have concluded that these sources are not able to provide us with the amount of feedstock required to consistently feed the processors at the optimum feedrates.

Data Recovery & Migration Business

The Data Recovery & Migration Business is not as capital intensive as our P2O business, but is time consuming with regards to the allocation of the time of John Bordynuik, our founder and current Chief of Technology, as his time is needed to interpret and tape data and make necessary adjustments to the programming of the tape reading equipment in order to accurately read the data. Revenues for this segment will vary based on our ability to read the tape data timely and the availability of Mr. Bordynuik to dedicate portions of his time to reading and interpreting the data from our customers’ media in the event that certain updates or changes to the programming are needed.  During 2012, we were able to complete certain orders for tape reading and recognize revenue related to this service.  Due to the aforementioned time constraints of the Data Business, we are unable to routinely complete orders for tape reading services and recognize revenue for the work and revenue from this business will be limited and not predictable.

Listing on the OTCQB

As at March 14, 2013, we had 89,890,063 shares of Common Stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “JBII.”  On March 14, 2013, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $1.00.

Sources of Revenues and Expenses

Revenues

We currently derive revenues from two defined business segments: (1) P2O; through the sale of Fuel Oil No 6, Fuel Oil No 2 and Naphtha as well as from the sale of processed waste paper fiber; and (2) Data Business, through the reading and interpretation of magnetic tape data.  We  derived revenue from the operations of Javaco during the year; however, the results of operations of Javaco have been classified as discontinued in the statement of operations.  We  did not derive any revenue from the operations of Pak-It during the year; however, the results of operations Pak-It for all prior periods presented have been classified as discontinued in the statement of operations.

Cost of Sales

Costs of Sales for P2O consist of the following:

●	feedstock procurement costs;

●	overhead incurred by our recycling facility in the processing of plastic;

●	overhead incurred at our Niagara Falls Facility related to the operation of the processors; and

●	freight costs incurred in shipping of plastics and fuels.

Costs of sales for our Data Business mainly consist of direct labor costs incurred in reading and interpreting the tape data as well as costs for transferring the tape data to storage media.

The costs of sales for Javaco and Pak-It have been classified as discontinued operations in the statement of operations.

Operating Expenses

Operating expenses consist primarily of the following:

●	personnel-related costs including employee payroll, payroll taxes, stock based compensation and insurance;

●	plant and processor related costs including repairs and maintenance, processing and welding consumables, safety equipment and related costs;

●
professional fees including legal fees, accounting fees including audit and tax professional costs, certain public company required fees, consulting fees and other professional and administrative costs;

●	insurance costs consisting of pollution, workers compensation, general liability, and directors and officers insurance policies;

●	compliance related costs including environmental consulting fees, stack test and other related testing costs and permitting costs; and

●	depreciation expense related to our property plant and equipment.

Other Income(Expense)

In 2012, other income (expense) of $303,171 consisted mainly of the mark-to-market adjustment recorded related to the price protection clause included in our January 2012 private placement.  In 2011, other income (expense) of $(1,340) consisted of miscellaneous receipts of payments for scrap metal, and sale of unprocessable scrap material.

Results of Operations – Year ended December 31, 2012 compared to Year ended December 31, 2011

Revenue

Revenue is primarily derived from our P2O business through the sale of our fuels and processed waste paper fiber.  Additionally, we supplement this revenue with revenue from our Data Business through reading and interpreting magnetic tape media.  The following table shows a breakdown of our revenues from these sources.

Revenue	Year ended December 31, 2012	Year ended December 31, 2011	% Change
P2O Revenue
Fuels	$614,567	$166,885	270.5
Waste paper fiber	300,441	122,557	145.1
Total P2O Revenue	915,008	288,442	217.2

Data Business	70,381	-	100.0
TOTAL REVENUE	$985,389	$288,442	241.6

Our fuel revenue comprised approximately 62% of our total revenue for the year ended December 31, 2012; as compared to approximately 54% for the year ended December 31, 2011.  Fuel revenues are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold.  Our fuels are sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers.  Generally, we are able to obtain a higher price per gallon for our Fuel Oil No. 2 as compared to Fuel Oil No. 6, and a significantly lower pricing for our Naphtha.  The increase in fuel revenue in 2012 as compared to 2011 was mainly due to a full year of operating the processor, as opposed to a limited amount of processing time in 2011.  The following tables provide a comparison of production and sales of our three specific fuels for the years ended December 31, 2012 and 2011 as well as a comparison of our average price per gallon of fuel sold in each of the two years.

	Gallons Produced (Year ended December 31,)			Gallons Sold (Year ended December 31,)
Fuel Type	2012	2011	% Change	2012	2011	% Change
Fuel Oil No. 6	121,847	20,047	507.8	126,636	15,258	730.0
Fuel Oil No. 2	105,859	32,045	230.3	108,098	26,760	304.0
Naphtha	89,518	36,156	147.6	89,518	33,184	169.8
TOTAL	317,224	88,248	146.2	324,252	75,202	198.2

Fuel Type	2012 Average Price per Gallon	2011 Average Price per Gallon	% Change
Fuel Oil No. 6	$1.89	$2.62	(27.8)
Fuel Oil No. 2	2.64	2.62	0.8
Naphtha	0.95	0.65	46.2

Revenues from the Data Business were driven by the completion of open and outstanding purchase orders.  During the third quarter of 2012, we were able to complete these orders, ship them to the customer and recognize the related revenue.

Cost of Goods Sold

Our costs of goods sold consist of feedstock procurement costs, overhead incurred at both our recycling facility in Thorold, Ontario and our Niagara Falls, NY facility as well as the freight associated with the shipments of our plastics and fuels.  The costs incurred at our recycling facility are directly proportional to the amount of plastic that is processed at this facility.   Our feedstock procurement strategy is geared towards obtaining significant amounts of high quality feedstock at the lowest pricing available.  The following table is a breakdown of the costs of goods sold:

Cost of Goods Sold	Year ended December 31, 2012	Year ended December 31, 2011	% Change
P2O COGS
Fuels	$676,964	176,157	284.4
Waste paper fiber	142,809	46,835	204.9
Total P2O COGS	819,773	$222,992	267.7

Data Business	52,097	-	100.0
TOTAL COGS	$871,870	$222,992	291.1

Cost of goods sold increased 284.4% in 2012 as compared to 2011 mainly due to the increased volumes of fuel sold coupled with the procurement, processing and transportation of material feedstock which can vary greatly depending on the type and quantity of material, distance from our facilities and pre-processing required to prepare it to be fed into our processors.  Additionally, in the third and fourth quarter of 2012, we procured a significant amount of heat transfer fluid at a higher than typical price, which contributed to higher cost of goods sold in 2012.  This procurement was necessary to ensure adequate quantities of heat transfer fluid to be processed with plastic during the trial period.  Also, the costs to produce a gallon of our fuel do not vary based on the types of fuel, due to the homogeneous process that is required from plastic processing to fuel separation; our costs are normalized across all types of fuels, as detailed in the table below.  With the increased amount of plastic processed, we have realized small cost savings in our processes due to the more routine nature of the work performed at our recycling facility as well as in our Niagara Falls facility.

Fuel Type	2012 Average Cost per Gallon	2011 Average Cost per Gallon	% Change
Fuel Oil No 6	$2.09	$2.22	(5.8)
Fuel Oil No 2	2.09	2.22	(5.8)
Naphtha	2.09	2.22	(5.8)

The costs of goods related to waste paper fiber relate to the direct material costs to acquire the material prior to processing and selling the recycled material.

The cost of goods sold related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data.

Total Gross Profit

Gross Profit	Year ended December 31, 2012	Gross Profit % - Year ended December 31, 2012	Year ended December 31, 2011	Gross Profit % - Year ended December 31, 2011
P2O
Fuels	$(62,397)	(10.2)	$(9,272)	(5.6)
Waste paper fiber	157,632	52.5	74,722	61.8
Total P2O Gross Profit	95,235	10.4	65,450	22.7

Data Business	18,284	26.0	-	-
TOTAL GROSS PROFIT	113,519	11.5	65,450	22.7

For the years ended December 31, 2012 and 2011, we recorded a total gross profit of $113,519 and $66,450, respectively.

The negative gross profit related to our fuel sales of $62,397 is due primarily to the processing of a significant amount of heat transfer fluid that we were able to secure in large volumes and allowed us to maximize our processor up-time and revenues primarily in September and October 2012.  Management believes this was an important and necessary step to provide us with key production data as we continue to enhance our production roll-out strategies.  Our long term strategy regarding this material is to identify sources and channels at a significantly lower cost than we paid during this time period, in order to not only maximize revenues and processor up-time, but also to maximize our gross profit.  Additionally, with the increase in plastic to be processed both at our recycling facility and at our Niagara Falls facility in late 2012, we experienced some challenges in logistics, processing times and storage while managing the increase in volumes of plastic to be processed.

Our gross profit of $157,632 related to waste paper fiber was mainly driven by the commodities markets for the product.  We are generally able to procure waste paper fiber at low costs and then bale the raw materials for sales to local paper mills.  Additionally, we use the waste paper fiber markets to gain access to other feedstock waste streams.

The gross profit of $18,284 in the Data Business was mainly due to the limited capital needed to read the magnetic tapes and minimal staffing that we maintain to perform these functions.

Operating Expenses

We incurred operating expenses of $13,632,325 during the year ended December 31, 2012, compared to $14,691,429 for the year ended December 31, 2011. This is a decrease in the current year, mainly driven by a decrease in research and development expenses of approximately $1 million.  This reduction was coupled with decreases in accounting fees and stock compensation expense, and offset by increases in payroll, legal, professional consulting fees and insurance.  A breakdown of the components of operating expenses for the fiscal years ended December 31, 2012 and December 31, 2011, are as follows:

Operating Expenses	Fiscal Year Ended December 31, 2012 ($)	Fiscal Year Ended December 31, 2011 ($)
Selling, General and Administrative expenses	12,361,532	12,902,268
Depreciation & Accretion	633,382	336,229
Research & Development	445,945	1,452,932
Impairment Loss	191,466	-
Total Operating Expenses	13,362,325	14,691,429

Non-Operating Expenses

Interest Expenses

For the year ended December 31, 2012, we incurred net interest expense of $2,331 compared to $39,585 for the year ended December 31, 2011.

Gain on Fair Value Measurement of Equity Derivative Liability

For the year ended December 31, 2012, we recorded a gain of 305,798 on the fair value measurement of the price protection clause contained in the Private Placement that occurred in January 2012.   This gain was based on the difference between the closing price of our common stock on the valuation date (January 6, 2012) when we closed the private placement and the closing price of our common stock when the price protection clause was triggered (June 7, 2012) and subsequently paid to the requisite investors.

Income Tax Expenses

For the years ended December 31, 2012 and 2011, we had no federal taxable income due to net losses and have recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the years ended, December 31, 2012 and 2011, we incurred $Nil current income tax and future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $13,322,205 in the year ended December 31, 2012 compared to a net loss of $18,259,363 in the year ended December 31, 2011.  These losses consisted of losses from continuing operations of $13,215,635 and $14,627,319 for the years ended December 31, 2012 and 2011, respectively, and losses from discontinued operations of $106,570 and $3,632,004 for the years ended December 31, 2012 and 2011, respectively.   The decrease in net loss for the year ended December 31, 2012, was driven mainly by the losses on discontinued operations from Pak-It and Javaco in 2011, coupled with the reductions in operating expenses we realized in the current year, as discussed previously.

Results of Operations – Year ended December 31, 2011 compared to Year ended December 31, 2010

Revenue

Revenue is primarily derived from our P2O business through the sale of our fuels and processed waste paper fiber.   The following table shows a breakdown of our revenues from these sources.  Additionally, in 2010, we had no commercial production of our fuel and were not operating our recycling facility, therefore, revenues and costs for these periods are not comparable.

Revenue	Year ended December 31, 2011	Year ended December 31, 2010	% Change
P2O Revenue
Fuels	$166,885	$-	100.0
Waste paper fiber	122,557	-	100.0
Total P2O Revenue	288,442	-	100.0

Data Business	-	-	-
TOTAL REVENUE	$288,442	$-	100.0

Our fuel revenue comprised approximately 58% of our total revenue for the year ended December 31, 2011 as compared to approximately $Nil for the year ended December 31, 2010.  Fuel revenues are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold.  Our fuels are sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers.  Generally, we are able to obtain a higher price per gallon for our Fuel Oil No 2 as compared to Fuel Oil No 6, and significantly lower pricing for our Naphtha.  The following tables provide a comparison of sales of our three specific fuels for the years ended December 31, 2011 and 2010 as well as a comparison of our average price per gallon of fuel sold in each of the two years.

	Gallons Produced (Year ended December 31,)			Gallons Sold (Year ended December 31,)
Fuel Type	2011	2010	% Change	2011	2010	% Change
Fuel Oil No 6	20,047	-	100.0	$15,258	$-	100.0
Fuel Oil No 2	32,045	-	100.0	26,760	-	100.0
Naphtha	36,156	-	100.0	33,184	-	100.0
TOTAL	88,248	-	100.0	$75,202	$-	100.0

Fuel Type	2011 Average Price per Gallon	2010 Average Price per Gallon
Fuel Oil No 6	$2.62	$-
Fuel Oil No 2	2.62	-
Naphtha	0.65	-

Cost of Goods Sold

Our costs of goods sold consist of feedstock procurement costs, overhead incurred at both our recycling facility in Thorold, Ontario and our Niagara Falls, NY Facility as well as the freight associated with the shipments of our plastics and fuels.  The costs incurred at our recycling facility are directly proportional to the amount of plastic that is processed at this facility.   Our feedstock procurement strategy is geared towards obtaining significant amounts of high quality feedstock at the lowest pricing available.  The following table is a breakdown of the costs of goods sold:

Cost of Goods Sold	Year ended December 31, 2011	Year ended December 31, 2010	% Change
P2O COGS
Fuels	$176,157	$-	100.0
Waste paper fiber	46,835	-	100.0
Total P2O COGS	222,992	-	100.0

Data Business	-	-	-
TOTAL COGS	$222,992	$-	100.0

The cost of goods related to the procurement, processing and transportation of material feedstock can vary greatly depending on the type and quantity of material, distance from our facilities and pre-processing required to prepare it to be fed into our processors.   Also, the costs to produce a gallon of our fuel do not vary based on the types of fuel, due to the homogeneous process that is required from plastic processing to fuel separation; our costs are normalized across all types of fuels, as detailed in the table below.

Fuel Type	2011 Average Cost per Gallon	2010 Average Cost per Gallon
Fuel Oil No 6	$2.22	$-
Fuel Oil No 2	2.22	-
Naphtha	2.22	-

The costs of goods related to waste paper fiber relate to the direct material costs to acquire the material prior to processing and selling the recycled material.

The cost of goods sold related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data.

Total Gross Profit

Gross Profit	Year ended December 31, 2011	Gross Profit % - Year ended December 31, 2011	Year ended December 31, 2010	Gross Profit % - Year ended December 31, 2010
P2O
Fuels	$(9,272)	(5.6)	$-	-
Waste paper fiber	74,722	61.8	-	-
Total P2O Gross Profit	65,450	22.7	-	-

Data Business	-	-	-	-
TOTAL GROSS PROFIT	$65,450	22.7	$-	-

For the years ended December 31, 2011 and 2010, we recorded a total gross profit of $65,450 and $Nil, respectively.

The negative gross profit related to our fuel sales of $9,272 is mainly due to the non-routine processing operations at our recycling facility during 2011, which in turn did not allow for processes, costs and standards to be normalized during the year.  Additionally, as we increased the plastic being processed at our recycling facility and at our Niagara Falls facility, we experienced some challenges in the growth of the facilities, mainly due to the volumes of plastic to be processed.

The gross profit of $75,722 related to waste paper fiber is mainly driven by the commodities markets for the product.  We are generally able to procure waste paper fiber at low costs and then bale the raw materials for sales to local paper mills.  Additionally, we use the waste paper fiber markets as ways to gain access to other feedstock waste streams.

Operating Expenses

We incurred operating expenses of $14,691,429 for the year ended December 31, 2011 as compared to $9,414,225 for the year ended December 31, 2010. This is a significant increase in operating expenses and is attributable to many factors, including the continued modifications to our processor, including making additions and modification to modularize and standardize the key components of the processor, which are included in research and development. Additionally, we focused significant attention to the development of P2O’s efficiency and capabilities, which resulted in devoting significant resources to the science, business, and partnerships necessary for our P2O growth.  Within our selling, general and administrative expenses, for both 2011 and 2010, was significant expense attributable to compensation paid in stock, which amounted to $6,455,284 and $3,791,966, respectively.  The increase in 2011 was mainly due to the number of employees and consultants eligible for stock based compensation as well as payment to outside third parties in stock as we continued to build our P2O business.  Compensation was paid in stock for various services, including construction, purchases, contract and employee compensation and outsourced professional services in which the individuals or their companies agree to be compensated by us in our Common Stock.

Operating Expenses	Fiscal Year Ended December 31, 2011 ($)	Fiscal Year Ended December 31, 2010 ($)
Selling, General and Administrative expenses	12,902,268	8,736,957
Depreciation & Accretion	336,229	184,978
Research & Development	1,452,932	761,231
Total Operating Expenses	14,691,429	9,414,225

Non-Operating Expenses

Interest Expenses

For the year ended December 31, 2011, we incurred net interest expense of $39,585, compared to $41 for the year ended December 31, 2010.

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

Net Loss

We incurred a net loss of $18,259,363 for the year ended December 31, 2011 and $14,343,469 for the year ended December 31, 2010.  These losses consisted of losses from continuing operations of $14,627,319 and $9,414,184 for the years ended December 31, 2011 and 2010, respectively, and losses from discontinued operations of $3,632,004 and $4,929,285 for the years ended December 31, 2011 and 2010, respectively.   The increase in net loss for the fiscal year ended December 31, 2011, was a result of both recurring and non-recurring, cash and non-cash, operating expenses relating to increased staffing, as we increased our P2O production, legal and accounting fees, and increased research and development associated with the Plastic2Oil business, and other general business costs.

Liquidity and Capital Resources

The following table provides a comparative summary of our cash flows for the fiscal years ended December 31, 2012, 2011 and 2010.

	Fiscal Year Ended December 31, 2012 ($)	Fiscal Year Ended December 31, 2011 ($)	Fiscal Year Ended December 31, 2010 ($)
Cash Flow from Operating Activities
Net Loss from Continuing Operations	(13,215,635)	(14,627,319)	(9,414,184)
Net Loss from Discontinued Operations	(106,570)	(3,632,044)	(4,929,285)
Net Loss	(13,322,205)	(18,259,363)	(14,343,469)
Net Cash Used in Operating Activities	(10,054,621)	(7,127,491)	(4,987,468)
Cash Flows from Investing Activities
Net Cash Used in Investing Activities	(4,043,386)	(2,611,789)	(1,619,578)
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	15,552,258	11,526,593	7,304,895

Cash and Cash Equivalents at Beginning of Year	2,511,469	724,156	26,307
Cash and Cash Equivalents at End of Year	3,965,720	2,511,469	724,156

Cash Flow from Operations

Cash used in operations was $10,054,621, $7,127,491 and $4,987,468 for the years ended December 31, 2012, 2011 and 2010, respectively.  This is mainly due to our increased cash requirements to fund the continued growth of our Plastic2Oil business.

Cash Flow from Investing Activities

Cash used in investing for the years ended December 31, 2012, 2011 and 2010 was $4,043,386, $2,611,789 and $1,619,578, respectively.  This is mainly attributable to our significant investment in property, plant and equipment in the expansion of our business.

Cash Flow from Financing Activities

Cash flow from financing activities was $15,552,258, $11,526,593 and $7,304,895 for the years ended December 31, 2012, 2011 and 2010, respectively.  These amounts were mainly driven by the proceeds received from the issuance of common and preferred stock, slightly offset by the repayment of short term notes and loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases, as discussed in Note 10.

Transactions with Related Parties

During 2010, our founder and current Chief of Technology returned 21,200,000 shares of Common stock to the treasury.

In June 2010, we acquired a fuel-blending site from a minority shareholder for $129,883.  Further, in October 2010, we issued an additional 20,000 shares of Common stock to this individual as compensation for services provided in conjunction with setting up the property for operations.

In October 2010, we entered into an unsecured short-term loan agreement with an existing shareholder. The loan was in the amount of $200,000 and was used for working capital purposes. The loan bore interest at an annual rate of 6%. The entire principal of the loan, together with all accrued interest was due and payable on October 15, 2011. The holder of this note agreed to receive common stock in lieu of repayment of this loan, the shares of stock were issued as part of the January 2012 Private Placement.

In November 2010, a member of our Board of Directors entered into a short-term loan agreement with us. The loan was in the amount of $30,000; it bears no interest and was originally due on November 22, 2011. This loan was extended and due on November 22, 2012, under the same terms as the original note.  The loan was used for working capital purposes.  This note was repaid in cash during the second quarter of 2012.

On December 1, 2010 we entered into a secured short-term loan agreement with an existing shareholder. The loan was in the amount of $100,000. The loan was used for working capital purposes and bore interest at an annual rate of 6%. The entire principal of the loan together with all accrued interest was due and payable on December 1, 2011. The loan was secured against the receivables and assets of Pak-It.  During 2011, this loan was repaid through the issuance of common stock to the shareholder.

On December 14, 2010 we entered into a short-term loan agreement with an existing shareholder in the amount of $35,000. The loan was non-interest bearing with no specific terms of repayment. The loan was used for working capital purposes.  During 2011, this loan was repaid to the shareholder through the issuance of common stock.

In December 2011, our founder and current Chief of Technology returned 3,000,000 shares of Common stock to the treasury.

In February 2012, a member of the Board of Directors entered into a short-term loan agreement with us in the amount of $75,000 (see Notes 7 and 15 to our consolidated financial statements included in this report).  This amount was repaid in cash during the third quarter of 2012.

In May 2012, a member of the Board of Directors entered into a short-term loan agreement with us in the amount of $30,000 (see Notes 7 and 15 to our consolidated financial statements included in this report).  This note was repaid in cash during the second quarter of 2012.

Critical Accounting Policies

Basis of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, JBI (Canada) Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil of NY#1, Plastic2Oil Marine Inc. and Plastic2Oil Land Inc..  The results of Javaco and Pak-It are consolidated and classified as discontinued operations for all periods presented.  All of our intercompany transactions and balances have been eliminated on consolidation.  Amounts in the consolidated financial statements are expressed in U.S. dollars.

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

Inventories

Inventories, which consist primarily of plastics, costs to process the plastic and processed fuel are stated at the lower of cost or market.  We use an average costing method in determining cost.  Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.  As of December 31, 2012 and 2011, reserve for obsolescence was $56,623 and $Nil, respectively.

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

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented (Note 19).

As of December 31, 2012 and 2011, we had recorded impairment losses on property, plant and equipment of $191,466 and $Nil, respectively.  The charges in 2012 related to the impairment of the reactor on our first processor and also related to tape reading equipment.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in depreciation and accretion expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  As at December 31, 2012 and 2011, the Company has concluded that there is an asset retirement obligation associated with its assets and, accordingly, a provision for retirement obligation has been recorded of $29,423 and $28,566 for the years ended December 31, 2012 and 2011, respectively.  This liability is included in other long-term liabilities.

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

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2012, 2011 and 2010 the Company expensed $445,945, $1,452,932 and $761,231, respectively, towards research and development costs.  Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2012 and 2011. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country.  The years ending December 31, 2008 through December 31, 2012 are open tax years for IRS review.

Segment Reporting

We operate in two reportable segments. ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our operating segments include plastic-to-oil conversion (Plastic2Oil business), which includes our fuel sales as well as sales of waste paper fiber and Data Recovery and Migration, our magnetic tape reading segment. Our Chief Operating Decision Maker is the Company’s Chief Executive Officer.

Concentrations and Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation.  Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the years ended December 31, 2012, 2011 and 2010, 58.0%, 50.5% and Nil % of total net revenues were generated from three customers.  As of December 31, 2012 and 2011, three and Nil customers, respectively, accounted for 75.8% and Nil % of accounts receivable.

During the years ended December 31, 2012, 2011 and 2010, 25.5%, 8.3% and Nil % of total net purchases were made from four vendors.  As of December 31, 2012 and 2011, three and two vendors, respectively, accounted for 36.6% and 42.9%, respectively, of accounts payable.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced negative cash flows from operations since inception, have a history of net losses from continuing operations of $13,215,635, $14,627,319 and $9,414,184 for the years ended December 31, 2012, 2011 and 2010, respectively, and have an accumulated deficit of $47,884,002 at December 31, 2012. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity financings. See “Risk Factors—Risks Related to Our Business”.

Financial Instruments and Other Instruments

We do not have any outstanding financial instruments and/or other instruments.

Disclosure of Outstanding Securities

As of March 14, 2013, we had 89,890,063 shares of common stock issued and outstanding, 1,000,000 shares of Series A Preferred Stock issued and outstanding and 2,300,000 Series B Preferred Shares issued and outstanding.  The Company’s founder and current Chief of Technology holds all outstanding 1,000,000 shares of Series A Preferred Stock.  These shares have no participation rights, however, they carry super voting rights in which each share of Series A Preferred Stock has one hundred times the voting rights of common stock. The Series B Preferred Stock is convertible at the rate of one (1) share of Series B Preferred Stock to seven (7) shares of common stock at any time between the date of issuance and 18 months from the issuance date.  These shares have participation rights and voting rights equal to the number of shares of common stock into which they convert.  Additionally, these shares have a liquidation preference over all other classes of stock.

In conjunction with the Company’s January 2012 private placement, the Company issued 1,997,500 warrants to purchase shares of the Company’s common stock at the price of $2.00 per share.  All of these warrants are still outstanding and expire 18 months from their issuance.  In conjunction with the Company’s 2012 Long Term Incentive Plan, options to purchase 5,240,000 shares of common stock with the exercise price of $1.50 have been issued and are outstanding, 765,000 shares are vested and 4,475,000 shares vest in annual tranches as follows, during 2013 (955,000), 2014 (930,000), 2015 (930,000), 2016 (830,000) and 2017 (830,000).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease.  The amount of short-term debt outstanding as of December 31, 2012 and 2011 was $23,068 and $243,798, respectively.

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

During the years ended December 31, 2012, 2011 and 2010, 58.0%, 50.5% and Nil % of total net revenues were generated from three customers.  As of December 31, 2012 and 2011, three and Nil customers, respectively, accounted for 75.8% and Nil % of accounts receivable, respectively.

During the years ended December 31, 2012, 2011 and 2010, 25.5%, 8.3% and Nil % of total net purchases were made from four vendors.  As of December 31, 2012 and 2011, three and two vendors, respectively, accounted for 36.6% and 42.9%, respectively, of accounts payable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JBI, Inc.

We have audited the accompanying consolidated balance sheets of JBI, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JBI, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013 expressed an adverse opinion thereon.

/s/ MSCM LLP

MSCM LLP

Toronto, Canada

March 15, 2013

701 Evans Avenue, 8th Floor, Toronto ON  M9C 1A3, Canada    T (416) 626-6000   F (416) 626-8650   MSCM.CA

JBI, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,965,720	$2,511,469
Cash held in attorney trust (Note 2 and 7(b))	184,789	-
Restricted cash (Note 2)	100,022	-
Accounts receivable, net of allowance of $57,991 (2011 - $331,695)	240,139	286,174
Inventories (Note 4)	240,096	108,682
Assets held for sale (Note 19)	-	1,080,209
Short-term notes receivable (Note 6)	487,722	-
Prepaid expenses and other current assets	419,849	515,820
TOTAL CURRENT ASSETS	5,638,337	4,502,354

PROPERTY, PLANT AND EQUIPMENT, NET (Note 5)	6,886,059	4,099,500

Deposits (Note 2)	839,005	31,897
TOTAL ASSETS	$13,363,401	$8,633,751
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,608,575	$1,987,573
Accrued expenses	1,081,100	815,273
Short-term loans (Notes 7(a))	-	230,000
Stock subscriptions payable (Note 11)	-	3,026,000
Customer advances	26,120	125,245
Capital lease – current (Note 9)	23,068	13,798

TOTAL CURRENT LIABILITIES	2,738,863	6,197,889

LONG-TERM LIABILITIES

Asset retirement obligations (Note 2)	29,423	28,566
Mortgage payable and capital lease (Note 9)	314,716	295,684
TOTAL LIABILITIES	3,083,002	6,522,139
Commitments and Contingencies (Note 10)
Subsequent Events (Note 22)
STOCKHOLDERS' EQUITY (Notes 11 and 22)
Preferred stock, Series B, par $0.001; 2,300,000 shares authorized, convertible into 16,100,000 shares of Common Stock, Nil shares issued and outstanding (2011 – Nil)	-	-
Preferred Stock Series B Subscribed	1,531,814	-

Common stock, par $0.001; 150,000,000 authorized, 89,855,816 shares issued and outstanding (2011 – 68,615,379)	89,857	68,616
Common Stock Warrants	2,037,450	-
Common stock subscribed, 85,415 shares at cost in 2012; (2011 – 811,538)	60,818	839,062

Preferred stock, Series A, par $0.001; 1,000,000 authorized, 1,000,000 shares issued and outstanding (2011 – 1,000,000)	1,000	1,000
Additional paid in capital	54,443,462	35,748,538
Accumulated deficit	(47,884,002)	(34,545,604)
TOTAL STOCKHOLDERS' EQUITY	10,280,399	2,111,612
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,363,401	$8,633,751

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2012	2011	2010

SALES
P20	$915,008	$288,442	$-
Data Business	70,381	-	-
	985,389	288,442	-
COST OF SALES
P20	819,773	222,992	-
Data Business	52,097	-	-
	871,870	222,992	-

GROSS PROFIT	113,519	65,450	-

OPERATING EXPENSES
Selling, general and administrative expenses	12,361,532	12,902,268	8,468,016
Depreciation of property, plant and equipment and accretion of long-term liability	633,382	336,229	184,978
Research and development expenses	445,945	1,452,932	761,231
Impairment loss – property, plant and equipment	191,466	-	-

TOTAL OPERATING EXPENSE	13,632,325	14,691,429	9,414,225

LOSS FROM CONTINUING OPERATIONS	(13,518,806)	(14,625,979)	(9,414,225)

OTHER INCOME (EXPENSE)
Interest expense, net	(2,331)	(39,585)	41
Gain on mark-to-market adjustment of equity derivative liability	305,798	-	-
Other income, net	(296)	38,245	-
	303,171	(1,340)	41

LOSS BEFORE INCOME TAXES	(13,215,635)	(14,627,319)	(9,414,184)

INCOME TAXES (Note 8)	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(13,215,635)	(14,627,319)	(9,414,184)
NET LOSS FROM DISCONTINUED OPERATIONS (Note 19)	(106,570)	(3,632,044)	(4,929,285)

NET LOSS	$(13,322,205)	$(18,259,363)	$(14,343,469)
Basic and diluted net loss per share from continuing operations (Note 20)	$(0.16)	$(0.24)	$(0.17)
Basic and diluted net loss per share from discontinued operations (Note 20)	(0.00)	(0.06)	(0.09)
Total basic and diluted net loss per share (Note 20)	$(0.16)	$(0.30)	$(0.26)

Weighted average number of common shares outstanding – basic and diluted	82,052,247	59,929,190	56,753,356

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2012, 2011 and 2010

	Common Stock $0.001 Par Value		Common Stock Subscribed		Stock Subscriptions	Preferred Stock – Series A $0.001 Par Value		Preferred Stock Subscribed		Additional paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE - DECEMBER 31, 2009	69,453,840	$69,455	1,022,410	$817,928	$(817,928)	1,000,000	$1,000	-	$-	$13,377,027	$(1,942,772)	$11,504,710

Common stock retired	(21,200,000)	(21,200)	-	-	-	-	-	-	-	21,200	-	-

Common stock issued for services, prices ranging from $0.65 to $7.25 per share	1,239,397	1,239	223,334	145,167	-	-	-	-	-	3,645,569	-	3,791,975

Common stock issued in connection with private placement, $0.80 per share, net of issuance costs of $31,890	1,259,910	1,260	(1,022,410)	(817,928)	817,928	-	-	-	-	974,778	-	976,038

Common stock issued in connection with private placement, $4.00 per share, net of issuance costs of $39,900	488,779	489	-	-	-	-	-	-	-	1,914,637	-	1,915,126

Common stock subscribed for in connection with private placement, $0.50 per share, net of issue costs of $26,000	-	-	2,430,000	1,189,000	-	-	-	-	-	-	-	1,189,000

Net loss	-	-	-	-	-	-	-	-	-	-	(14,343,469)	(14,343,469)

BALANCE - DECEMBER 31, 2010	51,241,926	$51,243	2,653,334	$1,334,167	$-	1,000,000	$1,000	-	-	$19,933,211	$(16,286,241)	$5,033,380

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2012, 2011 and 2010

	Common Stock $0.001 Par Value		Common Stock Subscribed		Stock Subscriptions	Preferred Stock – Series A $0.001 Par Value		Preferred Stock Subscribed		Additional paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE - DECEMBER 31, 2010	51,241,926	$51,243	2,653,334	$1,334,167	$-	1,000,000	$1,000	-	$-	$19,933,211	$(16,286,241)	$5,033,380

Common stock issued in connection with private placement, $0.50 per share, closed in the prior year, net of issuance costs of $26,000	2,430,000	2,430	(2,430,000)	(1,189,000)	-	-	-	-	-	1,186,570	-	-

Common stock issued for services provided in the prior year, valued at $0.65 per share	223,334	223	(223,334)	(145,167)	-	-	-	-	-	144,944	-	-

Common stock issued for services prices ranging from $0.60 to $4.15	3,324,900	3,325	-	-	-	-	-	-	-	5,748,950	-	5,752,275

Common stock issued for purchase of building, $1.04 per share	44,964	45	-	-	-	-	-	-	-	26,934	-	26,979

Common stock issued in lieu of repayment of loan, $0.55 per share	191,000	191	-	-	-	-	-	-	-	105,809	-	106,000

Common stock issued for severance, $0.82 per share	100,000	100	-	-	-	-	-	-	-	81,900	-	82,000

Common stock issued in connection with two private placements, $0.70 per share	11,973,255	11,973	-	-	-	-	-	-	-	8,369,306	-	8,381,279

Common stock issued as finder’s fee in connection with private placements, $0.70 per share	1,871,714	1,872	-	-	-	-	-	-	-	(1,872)	-	-

Common stock issued for reimbursement of expenses and repayment of short-term advance, $0.70 per share	214,286	214	-	-	-	-	-	-	-	149,786	-	150,000

Common stock retired	(3,000,000)	(3,000)	-	-	-	-	-	-	-	3,000	-	-

Common stock subscribed for services, ranging from $0.60 to $2.38 per share	-	-	731,538	799,062	-	-	-	-	-	-	-	799,062

Common stock subscribed for purchase of equipment	-	-	80,000	40,000	-	-	-	-	-	-	-	40,000

Net loss	-	-	-	-	-	-	-	-	-	-	(18,259,363)	(18,259,363)

BALANCE - DECEMBER 31, 2011	68,615,379	$68,616	811,538	$839,062	$-	1,000,000	$1,000	-	-	$35,748,538	$(34,545,604)	$2,111,612

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2012, 2011 and 2010

	Common Stock $0.001 Par Value		Common Stock Subscribed		Common Stock Warrants		Preferred Stock – Series A $0.001 Par Value		Preferred Stock Subscribed		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, DECEMBER 31, 2011	68,615,379	$68,616	811,538	$839,062	-	$-	1,000,000	$1,000	-	$-	$35,748,538	$(34,545,604)	$2,111,612

Common stock issued for services in the prior year, ranging from $0.60 to $2.38 per share	731,538	732	(731,538)	(799,062)	-	-	-	-	-	-	798,330	-	-

Common stock issued for purchase of equipment in the prior year	80,000	80	(80,000)	(40,000)	-	-	-	-	-	-	39,920	-	-

Common stock issued in connection with private placement, $1.00 per unit,	3,421,000	3,421	-	-	1,710,500	1,744,710	-	-	-	-	458,414	-	2,206,545

Common stock issued as an advisory fee in connection with the private placement	287,000	287	-		287,000	292,740	-	-	-	-	(293,027)		-

Common stock issued for repayment of loan, $1.00 per share	200,000	200	-	-	-	-	-	-	-	-	199,800	-	200,000

Common stock issued for services, ranging from $0.60 to $1.48 per share.	1,328,425	1,328	-	-	-	-	-	-	-	-	1,409,599	-	1,410,927

Common stock issued for equipment, $1.48 per share	30,786	31	-	-	-	-	-	-	-	-	35,089	-	35,120

Common stock issued in relation to the private placement in January 2012, relating to the price protection clause (Note 11)	880,250	880	-	-	-	-	-	-	-	-	907,778	-	908,658

Common stock issued as an advisory fee in relation to the private placement in January 2012, relating to the price protection clause (Note 11)	71,750	72	-	-	-	-	-	-	-	-	(72)	-	-

Common stock issued in connection with private placement, $0.80 per share (net of advisory fee of $657 and legal and offering costs of $135,169)	14,153,750	14,154	-	-	-	-	-	-	-	-	11,189,912	-	11,204,066

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2012, 2011 and 2010

	Common Stock $0.001 Par Value		Common Stock Subscribed		Common Stock Warrants		Preferred Stock – Series A $0.001 Par Value		Preferred Stock Subscribed		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Common stock issued as an advisory fee in connection with the May private placement,	657,188	657	-	-	-	-	-	$-	-	$-	(657)	-	-

Common stock returned and retired previously issued as an advisory fee in connection with the May private placement.	(601,250)	(601)	-	-	-	-	-	-	-	-	601	-	-

Common stock subscribed for services ranging from $0.70 to $0.73 per share	-	-	85,415	60,818	-	-	-	-	-	-	-	-	60,818

Preferred Stock – Series B subscribed (net of issuance costs of $29,361)	-	-	-	-	-	-	-	-	1,146,444	3,983,192	-	-	3,983,192

Preferred Stock – Series B – Beneficial Conversion Feature	-	-	-	-	-	-	-	-		(2,467,571)	2,467,571	-	-

Preferred stock – Series B – Deemed Dividend	-	-	-	-	-	-	-	-	-	16,193	-	(16,193)	-

Stock compensation expense related to granting of stock options.	-	-	-	-	-	-	-	-	-	-	1,481,666	-	1,481,666

Net loss	-	-	-	-	-	-	-	-	-	-	-	(13,322,205)	(13,322,205)

BALANCE, DECEMBER 31, 2012	89,855,816	$89,857	85,415	$60,818	1,997,500	$2,037,450	1,000,000	$1,000	1,146,444	1,531,814	$54,443,462	$(47,884,002)	$10,280,399

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from Continuing Operations	$(13,215,635)	$(14,627,319)	$(9,414,184)
Net loss from Discontinued Operations	(106,570)	(3,632,044)	(4,929,285)
NET LOSS	(13,322,205)	(18,259,363)	(14,343,469)
Items not affecting cash:
Depreciation of property, plant and equipment and accretion of long-term liability	640,486	336,229	184,978
Impairment loss - property, plant and equipment	191,466	-	-
Provision for uncollectible accounts	33,089	(35,519)	378,742
Provision for inventory obsolescence	56,623	-	-
Gain on mark-to-market adjustment of derivative equity liability	(305,798)	-	-
Other income	(24,279)	-	-
Stock issued for severance	-	82,000	-
Stock issued for services	1,471,745	6,455,284	3,791,966
Non-cash stock based compensation	1,481,666	-	-
Stock issued for interest on loans		19,889	-

Non-Cash Items impacting discontinued operations	7,360	3,130,125	2,262,404
Working capital changes:
Accounts receivable	12,946	578,009	344,799
Cash held in attorney trust	(184,789)
Inventories	(188,037)	(180,556)	115,000
Prepaid expenses	95,971	(122,969)	(103,273)
Assets held for sale	604,766	-	-
Accounts payable	(798,806)	751,915	(139,767)
Accrued expenses	277,827	(19,247)	597,100
Notes payable		-	112,500
Income taxes payable		(7,030)	(631)
Other liabilities	(99,062)	-	-
Customer advances		127,176	-
Changes attributable to discontinued operations	(5,590)	16,566	1,812,183

NET CASH USED IN OPERATING ACTIVITIES	(10,054,621)	(7,127,491)	(4,987,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(3,119,998)	(2,723,034)	(1,069,810)
Increase/(decrease) in deposits for property, plant and equipment	(807,108)	(29,203)	61,423
(Increase)/decrease in restricted cash	(100,022)	144,500	-
Payments on capital lease	(16,258)	(4,052)	-
Changes attributable to discontinued operations	-	-	(611,191)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,043,386)	(2,611,789)	(1,619,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance proceeds, net	11,699,066	8,236,126	4,080,166
Proceeds from short-term loans (Note 15)	75,000	-	365,601
Repayment of short-term loans (Notes 7 and 15)	(105,000)	-	-
Repayment of stockholder advances	(100,000)	-	-
Decrease in cash held in attorney trust related to private placements	-	264,467	2,859,128
Proceeds from Preferred Stock – Series B subscriptions	3,983,192	-	-
Stock subscriptions payable	-	3,026,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,552,258	11,526,593	7,304,895

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,454,251	1,787,313	697,849

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,511,469	724,156	26,307

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,965,720	$2,511,469	$724,156

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND GOING CONCERN

JBI, Inc. (the “Company” or “JBI”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006.  310 had no significant activity from inception through 2009.  In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310.  During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, Plastic2Oil (“P2O”).  Plastic2Oil is a combination of proprietary technologies and processes developed by JBI which convert waste plastics into fuel.  JBI currently, as of the date of this filing, operates two processors at its Niagara Falls, NY, facility (the “Niagara Falls Facility”).

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), a distributor of electronic components, including home theater and audio video products.  In July 2012, the Company closed Javaco and sold substantially all of the inventory and fixed assets of Javaco.  The operations of Javaco have been classified as discontinued operations for all periods presented (Note 19).

On September 30, 2009, the Company acquired Pak-It, LLC (“Pak-It”), the operator of a bulk chemical processing, mixing, and packaging facility.  It also has developed and patented a delivery system that packages condensed cleaners in small water-soluble packages.  In February 2012, the Company sold substantially all of the assets of Pak-It and as a result, the operations of Pak-It have been classified as discontinued operations for all periods presented (Note 19).

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, have a history of net losses from continuing operations of $13,215,635, $14,627,319 and $9,414,184 for the years ended December 31, 2012, 2011 and 2010, respectively, and have an accumulated deficit of $47,884,002 at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded our activities to date almost exclusively from equity financings.

The Company will continue to require substantial funds to continue the expansion of its P2O business to achieve significant commercial productions, and to significantly increase sales and marketing efforts. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1, JBI (Canada) Inc., John Bordynuik, Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil Marine Inc., Javaco, Pak-it and Plastic2Oil Land Inc..  All intercompany transactions and balances have been eliminated on consolidation.  Amounts in the consolidated financial statements are expressed in US dollars. Pak-It and Javaco have also been consolidated; however, as mentioned their operations are classified as discontinued operations (Note 19).

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

Restricted Cash

As of December 31, 2012, the Company had $100,022 (2011 – $Nil) of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company.

Cash Held in Attorney Trust

The amount held in trust represents retainer payments the Company have made to law firms which were being held on our behalf for the payment of future services as well as the $150,000 amount of the pending SEC settlement (Note 22).

Accounts Receivable

Accounts receivable represent unsecured obligations due from customers under terms requesting payments upon receipt of invoice up to ninety days, depending on the customer.  Accounts receivable are non-interest bearing and are stated at the amounts billed to the customer net of an allowance for uncollectible accounts.   Customer balances with invoices over 90 days old are considered delinquent. Payments of accounts receivable are applied to the specific invoices identified on the customer remittance, or if unspecified, are applied to the earliest unpaid invoice.

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.   The allowance for uncollectible accounts for the years ended December 31, 2012 and 2011 was $57,991 and $331,695, respectively.

Inventories

Inventories, which consist primarily of plastics, costs to process the plastic and processed fuel are stated at the lower of cost or market.  We use an average costing method in determining cost.  Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.  As of December 31, 2012 and 2011, reserve for obsolescence was $56,623 and $Nil, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets, and capital leased assets are given useful lives coinciding with the asset classification they are classified as.  These lives are as follows:

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

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented (Note 19).

As of December 31, 2012 and 2011, the Company had recorded impairment losses on property, plant and equipment of $191,466 and $Nil, respectively.  These charges related to the impairment of the reactor on our first processor in our P2O business of $154,966 and also related to tape reading equipment in the Data Business of $36,500.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in depreciation and accretion expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  As at December 31, 2012 and 2011, the Company has concluded that there is an asset retirement obligation associated with its assets and, accordingly, a provision for retirement obligation has been recorded of $29,423 and $28,566 for the years ended December 31, 2012 and 2011, respectively.  These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.  This liability is included in other long-term liabilities.

Environmental Contingencies

The Company records environmental liabilities at their undiscounted amounts on our balance sheets as other current or long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. These costs may be discounted to reflect the time value of money if the timing of the cash payments is fixed or reliably determinable and extends beyond a current period. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

We evaluate any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties including insurance coverage separately from our liability. Recovery is evaluated based on the creditworthiness or solvency of the third party, among other factors. When recovery is assured, we record and report an asset separately from the associated liability on our balance sheets. No amounts for recovery have been accrued to date.

Assets Held for Sale

An asset or business is classified as held for sale when (i) management commits to a plan to sell and it is actively marketed; (ii) it is available for immediate sale and the sale is expected to be completed within one year; and (iii) it is unlikely significant changes to the plan will be made or that the plan will be withdrawn. In isolated instances, assets held for sale may exceed one year due to events or circumstances beyond the Company’s control. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less cost to sell, and the assets are no longer depreciated or amortized. An impairment charge is recognized if the carrying value exceeds the fair value. The assets and related liabilities are aggregated and reported on separate lines of the balance sheets.

Deposits

Deposits represent payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment.  Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered.  Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets.  Deposits were $839,005 and $31,897 for the years ended December 31, 2012 and 2011, respectively.

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

P2O sales are recognized when the customers take possession of the fuel since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession they have arranged for transportation to pick it up and the sales price has either been set in their purchase contract or negotiated prior to the time of pick up through the issuance of a purchase order. The Company negotiates the pricing of the fuel based on the quality of the product and the type of fuel being sold (i.e. Naphtha, Fuel Oil No. 6 or Fuel Oil No. 2).

Shipping and Handling Costs

The Company’s shipping and handling costs of $48,213, $Nil and $Nil for the years ended December 31, 2012, 2011 and 2010, respectively, are included in cost of goods sold for all periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $27,380, $19,995 and $44,250 for the years ended December 31, 2012, 2011 and 2010, respectively.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2012, 2011 and 2010 the Company expensed $445,945, $1,452,932 and $761,231, respectively, towards research and development costs. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange losses (gain) of $47,332, $(51,251) and $26,512 are included as general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2012, 2011 and 2010. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country.  The years ended December 31, 2009 through December 31, 2012 are open tax years for IRS review.

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

Segment Reporting

The Company operates in two reportable segments. ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our operating segments include plastic to oil conversion (Plastic2Oil), which includes our fuel sales as well as sales of waste paper fiber and Data Recovery and Migration, our magnetic tape reading segment. Our Chief Operating Decision Maker is the Company’s Chief Executive Officer.

Concentrations and Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts and accounts receivable. The Company’s policy is to place our operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC, however, account balances may at times exceed insured limits. The Company extends limited credit to its customers based upon their creditworthiness and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

Fair Value of Financial Instruments

Fair value is defined under FASB ASC Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.  The levels are as follows:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities;

●
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities; and

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

Specifically, during 2012, the Company identified that certain amounts of employee payroll related to employees that were predominantly involved in research and development activities as defined under ASC 730-10-25. Accordingly, it was determined that the employee payroll expenses related to these individuals should be reclassified from selling, general and administrative expenses to research and development for all years presented. The resulting impact is a reclassification of $443,850 for the year ended December 31, 2012 and $404,280 and $268,941 for the years ended December 31, 2011 and 2010, respectively. As this is a reclassification between two expense categories, there is no impact on the balance sheet, net loss, accumulated deficit or cash flows for the all years presented.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Changes in Accounting Policies Including Initial Adoption

In June 2011, the FASB issued an ASU No. 2011-05 relating to the presentation of other comprehensive income (“OCI”). This ASU does not change the items that are reported in OCI, but does remove the option to present the components of OCI within the statement of changes in equity. In addition, this ASU will require OCI presentation on the face of the financial statements. These changes are effective for interim and annual periods that begin after December 15, 2011, and are applied retrospectively to all periods presented. Early adoption is permitted. We adopted this ASU beginning January 1, 2012, with no impact on our financial statements.

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

NOTE 4 - INVENTORIES

Inventories at December 31 consist of the following:

	2012	2011

Raw materials	$222,642	$64,191
Finished goods	74,077	44,491
Obsolescence reserve	(56,623)	-

Total inventories	$240,096	$108,682

As of December 31, 2012 and 2011, our reserve for inventory obsolescence was $56,623 and $Nil, respectively.

As of December 31, 2012 and 2011, inventory includes $53,312 and $53,671, respectively, of general and administrative costs.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

2012	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$59,271	$(11,787)	$47,484
Machinery and office equipment	4,782,323	(1,187,768)	3,594,555
Furniture and fixtures	24,918	(12,306)	12,612
Land	273,118	-	273,118
Asset retirement obligation	27,745	(2,220)	25,525
Office and industrial buildings	1,126,522	(65,593)	1,060,929
Fixed assets under capital lease	108,317	(17,094)	91,223
Construction in process	1,780,613	-	1,780,613
	$8,182,827	$(1,296,768)	$6,886,059

2011	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$42,217	$(7,121)	$35,096
Machinery and office equipment	3,000,663	(603,778)	2,396,885
Furniture and fixtures	24,918	(9,318)	15,600
Land	273,118	-	273,118
Office and industrial buildings	656,278	(32,541)	623,737
Fixed assets under capital lease	50,042	(7,137)	42,905
Construction in process	712,159	-	712,159

	$4,759,395	$(659,895)	$4,099,500

At December 31, 2012 and 2011 machinery and equipment with a cost of $108,317 and $53,257, respectively and accumulated amortization of $17,094 and $5,706, respectively were under capital lease.  During the years ended December 31, 2012, 2011 and 2010, the Company recognized $11,388, $5,706 and $Nil, respectively, of depreciation expense related to these assets under capital lease.

NOTE 6 – SHORT-TERM NOTE RECEIVABLE

In consideration for the sale of Pak-It, the Company entered into a note receivable (the “Note”) issued personally by a shareholder of the acquirer, in the amount of $500,000, non-interest bearing and due on July 1, 2013.  The Note is secured by the assets sold, subject to a subordination of this security to the acquirer’s financial institution. The Note was recorded as of the date of closing at the fair value determined by discounting the face value of the Note using a 7% discount rate, based on factors considered by the Company at the time of recording the Note.  Interest income is amortized into the value of the Note over the life of the Note and is recognized as interest income throughout the term of the Note.  During the year ended December 31, 2012, the Company recognized approximately $20,464 of interest income in relation to this Note.

NOTE 7 – SHORT-TERM LOANS AND LETTER OF CREDIT

(a)	Short-term loans

	2012	2011
On October 15, 2010, the Company entered into an unsecured short-term loan agreement with an existing shareholder. The loan bore interest at an annual rate of 6%. The entire principal of the loan, together with all accrued interest was due and payable on October 15, 2011. The loan was used for working capital purposes. The Company issued stock in settlement of the loan in conjunction with the December 2011 private placement. The stock and settlement of this loan were consummated in January 2012.	$-	$200,000
In November 2010, a member of the Board of Directors entered into a short-term loan agreement with the Company. The loan bore no interest and its due date was extended to November 22, 2012 during the current year. The loan was used for working capital purposes. This loan was repaid in cash during 2012.	-	30,000
	$-	$230,000

(b)	Letter of Credit

	2012	2011

$100,000 Letter of Credit, secured by restricted cash on deposit.	$-	$-

During 2012, the Company entered into a letter of credit with one of its financial institutions to secure a performance bond required by a governmental agency for the sale of fuel.  This letter of credit is fully secured by restricted cash held by this institution and was not utilized at any point during the year ended December 31, 2012.

NOTE 8 - INCOME TAXES

	2012	2011

Statutory tax rate:
U.S.	34%	34%
Foreign	26.50%	28.25%

Loss from continuing operations before recovery of income taxes:
U.S.	$(11,772,743)	$(12,680,154)
Foreign	(1,442,893)	(1,827,105)

	$(13,215,635)	$(14,627,319)

Expected income tax recovery	$(4,385,102)	$(4,930,559)

Permanent differences	(269,029)	1,580,974
Temporary differences:
Property, plant and equipment	122,581	-
Accounts receivable	(266,759)
Inventories	(195,902)
Accrued expenses	423,773
Tax rate changes and other adjustments	356,105	(175,457)
Increase in valuation allowance	4,214,333	3,525,042

Income tax recovery from continuing operations	$-	$-

The Company’s income tax recovery is allocated as follows:

Current tax expense	$-	$-
Deferred tax expense	-	-

	$-	$-

The Company’s future income tax assets and liabilities as at December 31, 2012 and 2011 are as follows:

	Future Income Tax Assets	2012	2011
	Non-capital losses	$4,858,355	$6,092,041
	Reserve – Contingency	167,949	210,110
	Property, plant and equipment	1,158	51,045
	Accounts receivable	19,353
	Accrued expenses	13,984
	Other	1,381
		5,062,180	6,353,196
	Less: Allocated against future income tax liabilities	(438,587)	-
	Less: Valuation allowance	(4,623,593)	(6,353,196)

		$-	$-
	Future Income Tax Liabilities
	Property, plant and equipment	$(438,587)	$-

	Less: Reduction due to allocation of applicable future income tax assets	438,587

		$-	$-

	The Company’s non-capital income tax losses expire as follows:

U.S.	2029	$1,849,277	$1,849,277
	2030	3,490,496	3,490,496
	2031	5,004,482	5,004,482
	2032	4,074,498	-
		$14,418,753	$10,344,255

Foreign	2030	$1,224,680	$2,925,805
	2031	1,818,890	1,598,179
	2032	1,294,210	-
		$4,337,780	$4,523,984

NOTE 9 – LONG-TERM DEBT, MORTGAGE PAYABLE AND CAPITAL LEASES

	December 31, 2012	December 31, 2011
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity.	$280,700	$266,577
Equipment capital lease bears interest at 5.0% per annum, secured by the equipment and matures in April 2015, repayable in monthly installments of approximately $360.	9,485	-
Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matures in November 2015, repayable in monthly installments of approximately $516	17,000	-
Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, repayable in monthly installments of approximately $1,194.	30,599	42,905
	337,784	309,482
Less: current portion	23,068	13,798
	$314,716	$295,684

The following annual payments of principal are required over the next three years in respect of these mortgages and capital leases:

Annual Payments
2013	$23,068
2014	23,068
2015	291,648
Total repayments	$337,784

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

One of the Company’s subsidiaries entered into a consulting service contract with a shareholder. The minimum future payment is equal to fifty percent of the operating income generated from the operations of two of the most profitable processors and 10% from all the other processors.  This agreement relates to Plastic2Oil Marine, Inc, which the Company is currently not operating.

As of December 31, 2012, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of our operations.  In addition to the payments made to these vendors classified as deposits on assets, the Company will be required to pay approximately $643,000 upon the delivery of these assets.

The Company leases the JBI Recycling Facility in Thorold, Ontario, Canada with terms remaining of up to 17 years.

Our lease on the Recycling Facility contained both a rent free period as well as rent escalations. In order to recognize these items on a straight-line basis over the term of the lease the Company has recorded a deferred rent liability of $60,277 (2011 - $48,622), which is included in accrued liabilities as at December 31, 2012.

All future payments required under various agreements are summarized below:

Fiscal year ending December 31, 2013	$96,000
2014	102,000
2015	102,000
2016	102,000
2017	102,000
Thereafter	1,494,000
Total	$1,998,000

Total rent expenses recognized under operating leases during the years ended December 31, 2012, 2011 and 2010 were $107,651, $98,838 and $58,112, respectively.

Contingencies

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  The debt in the amount of $346,386 was written off.  Prior to December 31, 2011, the former employee settled the dispute with the Company and agreed to repay $250,813 to the Company.  The employee owns shares of the Company and will sell and use the proceeds to make the repayments.  The Company will recognize these receipts as recoveries when realized. During the year, the Company received $94,250 in cash and recorded a recovery of bad debts which is reflected as a reduction of selling, general and administrative expenses.

In September 2010, an investor filed a lawsuit against the Company for failure to timely remove restrictive legends from his shares in the Company. In their complaint, the plaintiffs allege having suffered “millions of dollars of damages,” however, no specific amount of damages were alleged.  During the year, the Company settled this lawsuit.  The Company’s settlement amount was fully indemnified by the Company’s insurance carrier and the full amount of the settlement was paid by the insurance carrier to the plaintiff within the year.  Additionally, the Company’s insurance carrier has agreed to reimburse the Company for certain legal fees incurred in relation to this lawsuit.  The Company recognized $247,603 in recoveries of legal costs and has recorded them as a reduction of selling, general and administrative fees for the year ended December 31, 2012.

In March 2011, a former employee filed a complaint against the Company and its subsidiaries alleging wrongful dismissal and seeking compensatory damages.  During the year ended December 31, 2012, the Company settled with the former employee for $150,000, which was accrued as of December 31, 2011 and paid in 2012.

As previously reported, on January 4, 2012, the Securities and Exchange Commission filed a civil complaint in federal court in Massachusetts against us. The complaint alleges that we reported materially false and inaccurate financial information in our financial statements (which were later restated) for the third quarter of 2009 and the year end 2009 by overvaluing certain media credits (“Media Credits”) on its balance sheet, in violation of, among other things, the antifraud, reporting, books and records, internal controls and periodic report certification provisions of the U.S. Securities Laws.  The Complaint named the Company’s former Chief Executive Officer and current Chief of Technology, John Bordynuik, and its former Chief Financial Officer, Ronald Baldwin, Jr., as co-defendants. Among other relief requested, the complaint sought an order requiring the defendants to pay unspecified disgorgement and civil penalty amounts.  Subsequent to year-end, the SEC approved a settlement under which the Company and its former Chief Executive Officer and current Chief of Technology, John Bordynuik, would pay fines of $150,000 and $110,000, respectively, and consent to the imposition of injunctions against future violations.  As of the date of this filing, the court has not yet approved this proposed settlement.

As previously reported, on July 28, 2011, certain of the Company’s stockholders filed a class action lawsuit against the Company and Messrs. Bordynuik and Baldwin on behalf of purchasers of its securities.  In an amended complaint filed on July 10, 2012, these shareholders sought to represent such purchasers August 28, 2009 and January 4, 2012.  . The original and amended complaints in that case, filed in federal court in Nevada, alleges that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about the Company’s business, operations, and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the defendants made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that the Media Credits were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company's financial results were not prepared in accordance with Generally Accepted Accounting Principles; (4) that the Company lacked adequate internal and financial controls.  During the quarter ended June 30, 2012, a lead plaintiff was appointed in the case and an amended complaint was filed. The defendants’ answer to the amended complaint was filed during the fourth quarter of 2012.  Subsequently, a case management order was entered and limited discovery commenced.  The Company cannot predict the outcome of the class action litigation at this time.

As previously reported, on March 16, 2012, a stockholder derivative suit was filed in the U.S. District Court in the State of Massachusetts, naming the Company as a nominal defendant and naming as defendants each member of the Board of Directors (the “Board”) of the Company, including current director Mr. John Wesson, former director Mr. John Bordynuik and other former directors.  The complaint alleges that the individual members of the Board breached their fiduciary duties to the Company in connection with the alleged improper accounting treatment of the Media Credits and public disclosures regarding the status of its Plastic2Oil, or P2O, process.  During the third and fourth quarters of 2012, the individual defendants filed a motion to dismiss the complaint arguing, among other things, that the plaintiff stockholder failed to allege sufficient facts demonstrating that presenting a demand  to the Company’s Board of Directors prior to filing suit would have been futile.  The plaintiff filed an opposition to this motion.  The Company cannot predict the outcome of the litigation at this time.

At December 31, 2012, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

In connection with the acquisition of Pak-It, the Company converted a total of $2,156,775 of debt owed to the Pak-It members and lien holders at a per share price of $0.80. The Company issued 3,420,000 shares of common stock in conjunction with this debt conversion. In addition, the Company issued 128,750 shares as commission related to the acquisition of Pak-It, which was expensed.  The private offering and issuance of shares to the Pak-It members and lien holders was an unregistered sale of securities conducted pursuant to Rule 506 of Regulation D or Regulation S promulgated there under. Such securities were not registered under the Securities Act of 1933.

In 2010, the Company received proceeds of $976,038, net of share issue costs of $31,890, which consists of subscription receivable of $817,928 and $158,110 for the additional issuance of 237,500 shares pursuant to the aforementioned December 2009 private placement.

In March 2010, the Company’s founder and former President and CEO returned to the treasury of the Company and retired a total of 21,200,000 shares of common stock.

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

On March 25, 2011, the Company closed an asset purchase agreement to purchase land and building from an independent party. Under the terms of the aforementioned agreement, the Company was to issue 44,964 shares of common stock valued at $26,979 as part of the consideration. During 2011, the Company issued the 44,964 shares of common stock to the vendor.

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

On January 19, 2011, the Company issued 223,334 shares of common stock as compensation to various parties for services provided during 2010. The shares were valued at $145,167 and were accrued in 2010.

In 2011, the Company issued 3,405,938 shares of stock as compensation to various parties at an expense of $5,796,395. The shares issued have been valued at the closing share price on the respective approval dates and were reported as operating expenses in the statement of operations for the year ended December 31, 2011.

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

In August 2011, the Company consummated a confidential private placement with certain accredited investors for the issuance and sale of 1,428,571 shares of common stock at a price of $0.70 per share. These shares were issued November 14, 2011. The Company received gross proceeds in the amount of $1,000,000 and 142,857 common shares were issued on August 23, 2011 as a finder’s fee related to this private placement

In August 2011 the Board of Directors authorized the issue of shares of common stock to certain directors as payment of directors’ fees. The shares were issued in two tranches with each tranche having an aggregate value of $35,000. The number of shares issued in the first tranche was determined based upon the closing market price on the approval date of August 1, 2011 and resulted in the issuance of 19,444 common shares on September 30, 2011.  The number of shares issued in the second tranche was determined based upon the closing market price on December 31, 2011 and 7,353 shares were issued subsequent to December 31, 2011. The expense was recorded as operating expenses in the consolidated statement of operations.

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

In December 2011, the Company’s founder and former President and CEO returned and retired 3,000,000 shares of common stock.

Between December 30, 2011 and January 6, 2012, JBI, Inc. (the “Company”) entered into separate Subscription Agreements (the “Purchase Agreements”) with 13 investors (the “Purchasers”) in connection with a private placement of units consisting of one share of common stock and a warrant (the “Warrants”) to purchase shares of common stock for $2.00.  The Company received proceeds from these Purchase Agreements in the amount of $3,421,000, of which $3,026,000 was received prior to the termination of the offering and classified as Stock Subscriptions Payable in the Current Liabilities Section of the Balance Sheet at December 31, 2011.  During January 2012, the Company issued these units to the Purchasers in the amount of $3,421,000.  In addition to the units sold, the Purchasers were provided a price protection clause in which all of the Purchasers would be made whole should the Company consummate another private placement with an offering price of less than $1.00 per share (the “Make Whole Provision”).  This provision was valid for up to a total offering price of $5,000,000, at which time the Purchasers would be made whole and then the Make Whole Provision would be terminated.

On January 6, 2012, the Company assessed the likelihood of another transaction triggering the Make Whole Provision contained in the Purchase Agreements.  At that time, the Company had begun to discuss options for another private offering to be consummated near the end of the first quarter of 2012.  It was determined that the Company would perform an offering similar to the prior offering in which the Company would offer a share of Common Stock and a Warrant.  Based on the expected value of the Warrants contemplated in this proposed new financing transaction, the Company determined that it was certain that it would trigger the Make Whole Provision and be required to perform under the Make Whole Provision.  As such, a liability was recorded for the fair value of the Equity Derivative Liability in the amount of $1,214,455, based on the 100% probability of the Make Whole Provision being enacted at the market price of the Company’s common stock as of January 6, 2012. The following factors and assumptions were used by the Company in determining the value of the Make Whole Provision on initial measurement.  The Company used the binomial lattice pricing model to determine this valuation, using the following assumptions in the model:

●	The market price of the Company’s common stock at January 6, 2012 ($1.42 per share);
●	Shares to be issued upon occurrence – 880,250 shares of Common Stock (based on an offering price of $0.80); and
●	Probability of occurrence – 100%, based on the expectation and discussions the Company held with additional investors during and after the consummation of this private placement.

At March 31, 2012, the Company again assessed the likelihood of enacting the Make Whole Provision.  Based on current discussions with a number of investors, the Company determined that again, it was a certainty that this clause would be triggered based on the discussions of a possible private placement under the considerations outlined above.  As such, the Company remeasured the Equity Derivative Liability at the fair value of $1,000,643 based on the market price of the Company’s common stock as of March 31, 2012, which resulted in a gain of $213,812. The following factors and assumptions were used by the Company in the valuation of the Make Whole Provision for the re-measurement:

●	The market price of the Company’s common stock at March 31, 2012 ($1.17 per share);
●	Shares to be issued upon occurrence – 880,250 shares of Common Stock (based on an offering price of $0.80); and
●	Probability of occurrence – 100%, based on the expectation and discussions the Company held with additional investors during and after the consummation of this private placement.

On May 15, 2012, the Company consummated a Private Placement which offered shares of common stock at a price of $0.80 per share.  As such, the Make Whole Provision was effected, resulting in the Company issuing an additional 880,250 shares of the Company’s common stock to these investors.  These shares were issued at a market price of $1.13 per share.  This resulted in an additional gain recorded on the Make Whole Provision of $91,986.

On January 17, 2012, the Company issued 200,000 shares of common stock as repayment for a loan.  These shares were valued at $1.00 and repaid the full $200,000 loan.

Between January 4, 2012 and March 31, 2012, the Company authorized the issuance of 715,198 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the date of the consulting agreement which they were issued pursuant to, and had values ranging from $0.60 to $1.48 per share.  During the second quarter of 2012, the aforementioned 715,198 shares of common stock were issued.

Between January 9, 2012 and February 3, 2012, Company authorized the issuance of 30,786 shares of common stock for the purchase of equipment.  These shares were valued as of the date of the vendor invoice and had values ranging from $1.43 to $1.48 per share.  During the second quarter of 2012, the aforementioned 30,786 shares of common stock were issued.

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

Between June 11, 2012 and June 30, 2012, the Company authorized the issuance of 439,333 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the date of the consulting agreement which they were issued pursuant to, and had values ranging from $0.60 to $1.28 per share.  During the third quarter of 2012, a total of 364,333 of these shares were issued.  The remaining 75,000 shares were issued during the fourth quarter of 2012.

On July 6, 2012, the Company authorized the issuance of 657,188 shares of common stock as an advisory fee related to the Company’s financing efforts.  During the third quarter of 2012, the aforementioned shares of common stock were issued at par value.

On August 29, 2012, the Company reached an agreement with one of the advisors involved in the May 15, 2012 private placement.  In exchange for the return of the advisor’s 601,250 shares issued in connection with the May private placement, the Company converted the $162,000 short term loan provided to this advisor into a payment for general services and stock advisory services performed by the advisor on behalf of the Company.  The short term loan, which had been previously classified as other current assets, was recorded as consulting expense, which is classified as a selling, general and administrative expense for the year ended December 31, 2012.

On September 5, 2012 the Company issued 287,000 shares of common stock and 287,000 warrants, previously subscribed, to an advisor as payment for services performed in the private placement during December 2011 and January 2012.  In addition, this advisor was entitled to and was issued an additional 71,750 shares of common stock in connection with the Make Whole Provision enacted related to the aforementioned private placement.

Between September 5, 2012 and September 30, 2012, the Company issued 169,226 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the consulting agreement which they were issued pursuant to, and had values ranging from $1.04 to $1.42 per share.

On October 1, 2012, the Company issued 41,399 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval or the date of the consulting agreement which they were issued pursuant to, and had a value of $0.83 per share.

On December 3, 2012, the Company authorized the issuance of 51,168 shares of common stock to various parties for services rendered during the quarter.  These shares were valued as of the date of approval of the Board of Directors and had a value of $0.70 per share.

On December 12, 2012, the Company authorized the issuance of 34,247 shares of common stock as payment to an outside director for services rendered on the Board of Directors in accordance with the approved payment structure for outside directors of the Company.  These shares were values at $0.73 on the date of Board approval and issued subsequent to December 31, 2012.

Warrants

Pursuant to the aforementioned private placement in December 2011 through January 2012, the Company issued 1,997,500 Warrants to purchase shares of common stock for $2.00 to the subscribers of the December 2011 through January 2012 private placement.  The Warrants have an eighteen month term from the date of issuance.  As of the date of issuance of the Warrants, the Warrants were determined to have a fair value of $1.02.  The Company determined this valuation through use of a binomial pricing model.  Consistent with the model used in determining the Make Whole Provision above, the Company’s assumptions in valuing these Warrants consisted of:

●	Volatility – 163.67%, based on the Company’s Historical Stock Price;
●	Probability of Occurrence – 100%, based on the expectation and discussions the Company held with additional investors during and after the consummation of this private placement ; and
●	Risk Free Rate – 2.70%, based on the long-term U.S. Treasury rate.

Preferred Stock

Series A Preferred Stock

The Company’s founder and current Chief of Technology holds all outstanding 1,000,000 shares of the Company’s issued and outstanding Series A Preferred Stock.  These shares have no participation rights, however, they carry super voting rights in which each share of Preferred Stock has 100:1 times the voting rights of common stock.

Series B Preferred Stock

The Series B Preferred Stock was created pursuant to the Certificate of Designation setting forth the powers, designations, preferences, rights, qualifications, limitations and restrictions of the Series B Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 24, 2012 (the “Series B Designation”).  Pursuant to the Series B Designation, the Series B Preferred Stock are convertible at the election of the holder into shares of common stock, par value $0.001 per share, of the Company (“Common Stock”), at the rate of seven (7) shares of Common Stock for each share of Series B Preferred Stock, subject to proportional adjustment for stock splits, combinations, consolidations, stock dividends, stock distributions, recapitalizations, reorganizations, reclassifications and other similar events. Upon any conversion, a holder of shares of Series B Preferred Stock must convert all shares of Series B Preferred Stock then held by such holder. All shares of Series B Preferred Stock that remain outstanding on June 30, 2014 shall be automatically converted into Common Stock .

Pursuant to the Series B Designation, in the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock shall be entitled to receive out of assets of the Company available for distribution to stockholders of the Company, prior and in preference to any distribution to the holders of any other capital stock of the Company, an amount per share of Series B Preferred Stock equal to the original purchase price for such shares of Series B Preferred Stock. The holders of the Series B Preferred Stock will vote together with the Common Stock and not as a separate class, except as otherwise required by law.  Each share of Series B Preferred Stock will have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Series B Preferred Stock. The approval of the holders of a majority of the Series B Preferred Stock will be required to amend the Certificate of Designation or to alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock in a manner that adversely affects such shares.

The holders of the Series B Preferred Stock shall not be entitled to receive dividends on the Series B Preferred Stock; provided, however, in the event the Board of Directors of the Company (the “Board”) declares and pays a dividend in respect of any Common Stock, then the Board shall declare and pay to the holders of the Series B Preferred Stock in an amount per share of Series B Preferred Stock equal to the number of shares of Common Stock into which the Series B Preferred Stock is convertible on the record date established by the Board or under applicable law for such dividend multiplied by the per share amount declared and paid in respect of each share of Common Stock.

The Series B Preferred Stock was valued using the common shares available upon conversion of all shares of Series B Preferred Stock and the closing market price of the Company’s Common Stock on the date of the execution of the subscription agreements as follows:

Date of Closing	Preferred Shares Issued	Closing Market Price
December 27, 2012	860,544	$0.80
December 31, 2012	285,900	$0.83

Based on the excess of the market price of the underlying common stock over the conversion price, the Company recognized a total fair value of the shares of Series B Preferred Stock of $6,480,125.  The Company also recognized a beneficial conversion feature related to the Series B Preferred Shares, to the extent that the conversion feature, based on the proceeds allocated to the Series B Preferred Shares, was in-the-money at the time they were issued. Such beneficial conversion feature amounted to approximately $2,467,571.  Because the Series B Preferred Shares have a stated conversion date and may be converted by the holder at any time, the beneficial conversion feature will be recognized ratably over the eighteen months in which the holders of the Series B Preferred Shares may exercise their conversion option.  Additionally, as the beneficial conversion feature is amortized, a deemed distribution will be recorded for the Series B Preferred Shares.  This is recorded as an increase to accumulated deficit and a reduction of the beneficial conversion feature of the Series B Preferred Stock.  No actual cash is paid out in relation to this transaction.

NOTE 12 – STOCK-BASED COMPENSATION PLANS AND AWARDS

The Company’s 2012 Long Term Incentive Plan (the “2012 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards to members of management and key employees. The 2012 Plan is administered by the compensation committee of the Board of Directors of the Company, or in the absence of a committee, the full Board of Directors of the Company.  The Plan was enacted in July 2012, and prior to this time, no plan and consequently, no stock options or shares of restricted stock were granted under an equity compensation plan.

Valuation of Awards

The per-share fair value of each stock option with a service period condition was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2012	2011
Expected life (in years)	5.0	-
Risk-free interest rate	0.77%-0.78%	-
Expected volatility	154.30%-157.14%	-
Expected dividend yield	0%	-

Stock Options

A summary of stock option activity for the year ended December 31, 2012 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Balance as of December 31, 2011	-	$-	$-

Granted	5,240,000	1.50
Exercised	-	-
Cancelled	-	-

Balance as of December 31, 2012	5,240,000	$1.50	$-

Equity awards available for grant at December 31, 2012	4,721,731

Restricted Stock

The fair value of the restricted stock is expensed ratably over the vesting period.  During the years ended December 31, 2012, 2011 and 2010, the Company recorded stock-based compensation expense related to restricted stock of approximately $64,500, $Nil and $Nil, respectively.

The following table summarizes the activities for the year ended December 31, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2011	-	$-
Granted	38,269	0.86
Vested	(38,269)	0.86
Canceled	-	-
Unvested at December 31, 2012	-	$-

For the years ended December 31, 2012, 2011 and 2010, the Company recorded compensation expense (included in selling, general and administrative expense) of $1,481,666, $Nil and $Nil, respectively, related to stock options and restricted stock.

During the year ended December 31, 2012, 765,000 options and 38,269 shares of restricted stock vested and no stock options were exercised.  During the years ended December 31, 2011 and 2010, no stock options and no shares of restricted stock vested.

(1)
Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.  As of December 31, 2012, no options that had been granted were “in the money.”

NOTE 13 – RETIREMENT PLAN

The Company adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. employees which complies with section 401(k) of the Internal Revenue Code.  The Company does not currently match any of the employee contributions.  Employees are not required to make contributions into the fund. Total administrative expense under this plan was $1,436, $Nil and $Nil for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 14 – FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of the Company’s financial instruments by the following three categories as of December 31, 2012 and 2011:

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

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities
		December 31, 2012		December 31, 2011
Balance Sheet Classification
Short term notes receivable	Level 1	$		$
	Level 2		487,722
	Level 3		-		-
			$487,722		$-

We have elected to use the income approach to value the short term note receivable, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically Prime interest rates). Mid-market pricing is used as a practical expedient for fair value measurements. Fair value measurement of the asset must reflect the nonperformance risk of the counterparty. Therefore, the impact of the counterparty’s creditworthiness has also been factored into the fair value measurement and did not have a material impact on the fair value of these derivative instruments.  The counterparty is expected to perform under the contractual terms of the note receivable.  Additionally, during the year ended December 31, 2012, the Company recognized an increase in the carrying value of its short term note receivable of approximately $20,464 of interest income related to this note, which has been classified as net interest expense in the statement of operations.

As of December 31, 2012 and 2011, the Company has no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, cash held in attorney’s trust, restricted cash, accounts receivable, accounts payable, accrued expenses, notes payable, mortgage payable, short-term loans and stock subscriptions payable.  The estimated fair values of our cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.

NOTE 15 – RELATED PARTY TRANSACTIONS AND BALANCES

During 2010, the Company’s founder and President and CEO, at that time, returned 21,200,000 shares of Common stock to the treasury.

In June 2010, the Company acquired a fuel-blending site from a minority shareholder for $129,883. Further, in October 2010, the Company issued an additional 20,000 shares of common stock to this individual as compensation for services provided in conjunction with setting up the property for operations.

On October 15, 2010 the Company entered into an unsecured short-term loan agreement with an existing shareholder in the amount of $200,000 (Note 9).  During 2012, this loan was repaid in full through the issuance of common stock.

In November, 2010, the Company entered into an unsecured short-term loan agreement with a board member in the amount of $30,000 (Note 9).  This note was extended for an additional one year period and bears the same terms as the original note.  This note was repaid in cash during the year ended December 31, 2012.

On December 1, 2010 the Company entered into a secured short-term loan agreement with an existing shareholder in the amount of $100,000.  During 2011, this loan was repaid in full through the issuance of common stock.

On December 14, 2010 the Company entered into a short-term loan agreement with an existing shareholder in the amount of $35,000.  During 2011, this loan was repaid in full through the issuance of common stock.

During 2011, the Company’s founder and President and CEO, at that time returned 3,000,000 shares of common stock to the treasury.

In February 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $75,000.  This amount was repaid in cash during the year.

In May 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $30,000.  This note was repaid in cash during the year.

NOTE 16 – SEGMENT REPORTING

During 2012, the Company had two principal operating segments, Plastic2Oil and the Data Business. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.  During 2012, Javaco, historically the Company’s third operating segment, was determined to no longer be in line with the Company’s strategic vision and has been included in discontinued operations for all periods presented and, as such, the results of Javaco are not included below.  Additionally, during 2011, Pak-It, historically the Company’s fourth operating segment, was determined to no longer be in line with the Company’s strategic vision and has been included in discontinued operations for all periods presented and, as such, the results of Pak-It are not included below.

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

	2012
	Data Business		Plastic2Oil		Total
Sales	$70,381	(1)	$915,008	(1)	$985,389
Net Income (Loss)	18,284		(13,233,919)		(13,215,635)
Total Assets	70,381	(2)(3)	13,293,020	(3)	13,363,401
Accounts Receivable	70,381		169,758		240,139
Inventories	-		240,096		240,096

	2011
	Data Business		Plastic2Oil		Total
Sales	$-		$288,442	(1)	$288,442
Net Loss	(74,088)		(14,553,231)		(14,627,319)
Total Assets	51,568	(3)	8,582,183	(3)	8,633,751
Accounts Receivable	-		286,174		286,174
Inventories	-		108,682		108,682

	2010
	Data Business		Plastic2Oil		Total
Sales	$-		$-		$-
Net Loss	(74,088)		(9,340,096)		(9,414,184)
Total Assets	123,462	(3)	7,707,940	(3)	7,831,402
Accounts Receivable	-		828,664		828,664

(1)
All sales from the Data Business were recorded in the United States for the year ended December 31, 2012.  For the year ended December 31, 2012 P2O sales in the United States and Canada were $119,266 and $795,742, respectively.  For the year ended December 31, 2011, P2O sales in the United States and Canada were $21,638 and $266,804, respectively.

(2)
As of March 31, 2012, due to the conclusion that the Company could not substantiate when a significant amount of revenues would be earned from the Data Business, all property, plant and equipment assets related to the Data Business were determined to be impaired and an impairment expense of $36,500 was recorded to write the assets down to $Nil.  All other amounts included in the measure of segment profit or loss related to the Data business are not material.  Other than as noted above, the amounts shown for Operating Expenses and Other Income (Expense) items on the consolidated statement of operations related to the P2O segment.

(3)
All Data Business Assets are located in the United States.  P2O assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility.  As at December 31, 2012, total long-lived assets of $5,956,508 and $929,551, were located in the United States and Canada, respectively. As at December 31, 2011, total assets of $3,738,271 and $309,661, were located in the United States and Canada, respectively.    As at December 31, 2010, total assets of $1,251,045 and $134,656 were located in the United States and Canada, respectively. The mortgage payable of $280,000 and the equipment capital lease maturing on May 10, 2015, both disclosed in Note 9, relate to assets held in Canada.

NOTE 17 – SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Common shares returned and retired	$-	$3,000	$21,200
Common shares issued in exchange for services	1,471,745	6,455,285	-
Common shares issued as severance	-	82,000	-
Common shares issued in exchange for building	-	26,979	-
Stock-based compensation	1,481,666	-	-
Common shares issued for repayments of loans	200,000	256,000	-
Common shares subscribed for services rendered	60,818	517,298	-
Purchases of property, plant and equipment in accounts payable at year-end	413,122	152,070	-
Common shares subscribed in exchange for property, plant and equipment	35,120	40,000	-

Cash paid for income taxes	-	-	131,133
Cash paid for interest	22,819	20,050	9,660

NOTE 18 – RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation.  Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the years ended December 31, 2012, 2011 and 2010, 58.0%, 50.5% and Nil % of total net revenues were generated from three customers.  As at December 31, 2012 and 2011, three and Nil customers, respectively, accounted for 75.8% and Nil %of accounts receivable.

During the years ended December 31, 2012, 2011 and 2010, 25.5%, 8.3% and Nil % of total net purchases revenues were generated from four vendors.  As at December 31, 2012 and 2011, three and two vendors, respectively, accounted for 36.6% and 42.9%, respectively, of accounts payable.

NOTE 19 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

During the second quarter of the current fiscal year, management determined that the operations of Javaco were no longer aligned with the Company’s future strategic focus on conversion of waste plastics to fuel.  Management determined that the operations of Javaco would be shut down.  In July 2012, the Company informed all Javaco employees that the operations would be closed and the inventory and fixed assets of Javaco were liquidated.

During the second quarter of 2011, management determined that the operations of Pak-It were no longer aligned with the Company’s future strategic focus on conversion of waste plastics to fuel.  Sale criteria for Pak-it were developed and active marketing commenced to sell certain assets of Pak-it.

The table below summarizes the assets of Javaco and Pak-it that were held for sale at December 31, 2011.  As of December 31, 2012, all assets had been sold and their balances were $Nil.  The values of the assets of Pak-it as of December 31, 2011 reflect an impairment loss of $478,799 recognized to reduce their respective carrying amounts to fair value.

The balances of the assets held for sale as of December 31, 2011were as follows:

	December 31, 2011
	Pak-It	Javaco	Total

Inventory, net	$288,254	$197,606	$485,860
Property, plant and equipment, net	382,436	15,700	398,136
Intangible assets, net	196,213	-	196,213
Net assets held for sale	$866,903	$213,306	$1,080,209

The results of operations for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Javaco and Pak-It Statements of Operations
	2012	2011	2010
Sales	$948,224	$5,315,317	$12,419,168
Cost of sales	780,848	4,750,369	11,060,031
Gross profit	167,376	564,948	1,359,137
Operating expenses	321,977	1,944,443	3,488,998
Impairment of intangibles	-	2,378,799	3,435,738
Other income	48,031	29	64,227
Loss before income taxes	(106,570)	(3,758,265)	(5,501,372)
Future income tax recovery	-	126,221	572,081
Loss from discontinued operations, net of tax	$(106,570)	$(3,632,044)	$(4,929,291)

Sale of Pak-It

On February 14, 2012, the Company completed the sale of substantially all of the assets of Pak-It, LLC and Dickler Chemical Company, Inc. (collectively “Pak-It”).  The sale had an effective date of January 1, 2012, in which the new owners of Pak-It were responsible for the operations of the entity.  The results of operations from Pak-It for all periods presented have been classified as discontinued operations and there were no operations for the year ended December 31, 2012 included in the consolidated financial statements.

The Company sold Pak-It for $900,000, in exchange for $400,000 cash at the closing of the sale and entry into a note receivable for $500,000 due on July 1, 2013 (Note 6).

As of December 31, 2012, there were no remaining assets held for sale related to Pak-It. The balances of the assets held for sale as of December 31, 2011were as follows:

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

The Company’s statements of operations from discontinued operations related to Pak-it for the years ended December 31, 2012, 2011 and 2010 are as follows:

Condensed Statements of Operations of Pak-It

	2012	2011	2010
Sales	$-	$3,030,634	$6,247,645
Cost of sales	-	2,734,230	5,453,132
Gross profit	-	296,404	794,513
Operating expenses	-	1,063,471	2,247,096
Impairment loss	-	2,378,799	1,297,138
Other income	-	-	77,917
Loss before income taxes	-	(3,145,866)	(2,671,804)
Future income tax recovery	-	126,221	572,081
Loss from discontinued operations, net of tax	$-	$(3,019,645)	$(2,099,723)

Closure of Javaco

During the second quarter of 2012, the Company determined that the operations of Javaco no longer coincided with the strategy of the Company and that it would close down Javaco’s operations.  In July 2012, the Company shut down the Javaco operations, including the termination of the five employees of Javaco, the liquidation of the inventory and fixed assets and the termination of the lease for the building.  The results of operations from Javaco for the years ended December 31, 2012, 2011 and 2010 have been classified as discontinued operations.

The Company paid approximately $38,000 in severance and lease termination related expenses for the during the year ended December 31, 2012.  Additionally, the Company liquidated the inventory and fixed assets of Javaco for net proceeds of approximately $180,000.

As of December 31, 2012, there were no remaining assets held for sale related to Javaco. The balances of the assets held for sale as of December 31, 2011 were as follows:

December 31,
2011

Inventory (net of obsolescence reserve of $160,000)	$197,606
Property, plant and equipment, (net of depreciation of $36,157)	15,700

Net assets held for sale	$213,306

Our statements of operations from discontinued operations related to Javaco for the years ended December 31, 2012, 2011 and 2010 are as follows:

Condensed Statements of Operations of Javaco

	2012	2011	2010
Sales	$948,224	$2,284,683	$6,171,523
Cost of sales	780,848	2,016,139	5,606,899
Gross profit	167,376	268,544	564,624
Operating expenses	321,977	880,972	1,241,902
Impairment loss	-	-	2,138,600
Other income	48,031	29	(13,690)
Loss before income taxes	(106,570)	(612,399)	(2,829,568)
Future income tax recovery	-	-	-
Loss from discontinued operations, net of tax	$(106,570)	$(612,399)	$(2,829,568)

NOTE 20 – BASIC AND DILUTED NET LOSS PER SHARE

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

	December 31,	December 31,	December 31,
	2012	2011	2010

Loss per share from Continuing Operations	$(0.16)	$(0.24)	$(0.17)
Loss per share from Discontinued Operations	(0.00)	(0.06)	(0.09)
Total Loss per Share	$(0.16)	$(0.30)	$(0.26)

For the years ended December 31, 2012, 2011 and 2010, there are no adjustments necessary to the numerator or denominator in calculating the diluted loss per common, as there are no potentially dilutive instruments. As a result of the net loss for the years ended December 2012, 2011 and 2010, the additional shares issuable upon the conversation of the Series B Preferred Stock, potential stock options granted and  shares issued to settle the stock subscription advances, subsequent to year end, would be anti-dilutive and have been excluded from the calculation of basic and diluted loss per share.

NOTE 21 – SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information for the years ended December 31, 2012 and 2011.

	Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Net Sales	$319,492	$260,015	$179,420	$226,462	$61,875	$140,552	$86,015	$-
Cost of Goods Sold	327,517	240,175	126,329	177,849	142,448	23,010	57,534	-
Gross (Loss) Profit	(8,025)	19,840	53,091	48,613	(80,573)	117,542	28,481	-

Operating Expenses	3,341,806	2,992,781	4,230,616	3,067,122	4,584,129	3,472,647	4,415,260	2,219,393
Other Income (Expense)	(58,598)	4,734	107,135	249,900	(7,755)	(20,867)	7,898	19,384
Loss from Operations before taxes	(3,408,429)	(2,968,207)	(4,070,390)	(2,768,609)	(4,672,457)	(3,375,972)	(4,378,881)	(2,200,009)
Income Tax Expense	-	-	-	-	-	-	-	-
Net Loss from continuing operations	(3,408,429)	(2,968,207)	(4,070,390)	(2,768,609)	(4,672,457)	(3,375,972)	(4,378,881)	(2,200,009)
Net Income (Loss) from discontinued operations	$4,670	$(28,137)	$(23,483)	$(59,620)	$(603,654)	$(343,341)	$(2,125,071)	$(559,928)

Basic & Diluted Earnings per Share – Continuing Operations	$(0.04)	$(0.03)	$(0.05)	$(0.04)	$(0.07)	$(0.05)	$(0.08)	$(0.04)
Basic & Diluted Earnings per Share – Discontinued	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.04)	$(0.01)

NOTE 22 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

Private Placement

Between January 11, 2013 and January 17, 2013, the Company entered into Subscription Agreements (the “Purchase Agreements”) with several “accredited investors” in connection with its private placement (the “Offering”) and consummated the sale of 1,153,556 shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”), for additional gross proceeds of $4,037,446.  As a result of the sales, the total number of Series B Preferred Stock sold in the Offering between December 27, 2012 and January 17, 2013, was 2,300,000 for aggregate gross proceeds of approximately $8.05 million.

In connection with the additional closings, on January 11, 2013, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to the Certificate of Designations of the Series B Preferred Stock (the “Amended Series B Designation”) in order to designate an additional 300,000 shares of preferred stock of the Company as Series B Preferred Stock. As a result of the Amended Series B Designation, a total of 2,300,000 shares have been designated as Series B Preferred Stock.

SEC Settlement

On January 23, 2013, the Company announced that it has reached a settlement with the SEC of the previously disclosed SEC enforcement action against the Company and certain former officers/directors regarding the restatement of the Company’s financial statements as of and for the periods ended September 30, 2009 and December 31, 2009 and related matters.  Although the Company has reached a settlement with the SEC, the settlement is subject to court approval, which cannot be assured.  Under the proposed settlement, for which the SEC staff is seeking approval by the Court, the Company would consent to the entry of orders enjoining it from future violations of certain provisions of the federal securities laws (including the antifraud, reporting and books and records provisions), and requiring the Company to pay a civil penalty of $150,000. The contemplated settlement does not require payment of “disgorgement” or other amounts.  This amount was included in accrued expenses as of December 31, 2012.

Stock Issuances

Subsequent to year end, the Company issued 34,247 of the shares subscribed as of December 31, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Based on this evaluation, our principal executive officer  and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (U.S. GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this assessment, Management concluded that the Company’s internal controls contain a material weakness, as discussed below.

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

Management’s Discussion of Material Weakness

A material weakness is a significant deficiency in internal controls that results in more than a remote likelihood that a material misstatement of the financial statements may occur as a result of the deficiency and is important enough to merit attention by those responsible for oversight of a company’s financial reporting. The Company’s material weakness is a result of a lack of policies and procedures, with the associated internal controls, to appropriately address entity level matters.  Management concluded that the lack of adherence to the Board of Directors’ policies and more specifically, the Audit Committee Charter, which requires a three member committee with one member qualified as a “financial expert”, caused a failure at the entity level for proper governance over the Company’s financial reporting environment.   The Company has been working towards eliminating this material weakness through the search for additional qualified Board of Directors members, however, to the extent this deficiency continues to exist, the accuracy and time lines of financial reporting may be adversely affected.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve these controls. In order to achieve compliance with Section 404 of the Sarbanes Oxley Act, we are performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of JBI, Inc.

We have audited JBI, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, the Company did not maintain effective control over financial reporting as of December 31, 2012 due to a material weakness. The existence of a material weakness impairs the effectiveness of other controls by rendering their design ineffective or by keeping them from operating effectively. The Company’s material weakness is a result of a lack of policies and procedures, with the associated internal controls, to appropriately address entity level matters.  Management concluded that the lack of adherence to the Board of Directors’ policies and more specifically, the Audit Committee Charter, which requires a three member committee with one member qualified as a “financial expert”, caused a failure at the entity level for proper governance over the Company’s financial reporting environment.

This material weakness were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated March 15, 2013, on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity and cash flows of the Company, and our report dated March 15, 2013 expressed an unqualified opinion.

/s/ MSCM LLP

MSCM LLP

Toronto, Canada

March 15, 2013
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

The information required by this Item is incorporated herein by reference to the section entitled “Directors and Executive Officers and Corporate Governance” of our 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” of our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Matters” of our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationship of Certain Beneficial Owners and Management and Related Matters” of our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled "Principal Accounting Fees and Services" of our 2013 Proxy Statement.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits required by this item are listed on the Exhibit Index attached hereto.

 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf  by the undersigned, thereunto duly authorized.

JBI, INC.

Date: March 15, 2013	By:	/s/ Kevin Rauber
Name: Kevin Rauber
Title: President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Rauber	President and Chief Executive Officer	March 15, 2013
Kevin Rauber	(Principal Executive Officer)

/s/ Matthew Ingham	Chief Financial Officer	March 15, 2013
Matthew Ingham	(Principal Financial Officer and Principal Accounting Officer)

/s/ John Wesson	Chairman of the Board of Directors	March 15, 2013
John Wesson

EXHIBIT INDEX

Exhibit No.	Description

2.1
Asset Purchase Agreement, dated February 10, 2012, by and between JBI, Inc. and Big 3 Packaging LLC (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 16, 2012).

3.1	Articles of Incorporation of JBI, Inc. (Incorporated by reference to Exhibit 3(a) to our Registration Statement on Form SB-2 filed on December 11, 2006).

3.2
Certificate of Amendment to Articles of Incorporation of JBI, Inc. dated January 10, 2007 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Certificate of Amendment to Articles of Incorporation of JBI, Inc. dated October 5, 2009 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 6, 2009).

3.4
Certificate of Amendment to Articles of Incorporation of JBI, Inc. dated December 11, 2009 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.5	Certificate of Amendment to Articles of Incorporation of JBI, Inc. dated May 11, 2012 (Incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.6	Amended and Restated Bylaws of JBI, Inc. (Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

3.7
Certificate of Designation of Series A Super Voting Preferred Stock of JBI, Inc. dated December 1, 2009 (Incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.8
Amendment to Certificate of Designation of Series A Super Voting Preferred Stock of JBI, Inc. dated May 10, 2012 (Incorporated herein by reference to Exhibit 3.4 to our Quarterly Report on 10-Q filed on August 9, 2012).

3.9
Certificate of Correction to Certificate of Designation of Series A Super Preferred Voting Stock of JBI, Inc. dated May 14, 2012 (Incorporated herein by reference to Exhibit 3.6 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.10
Certificate of Designation of Series B Convertible Preferred Stock of JBI, Inc. dated December 24, 2012 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.11
Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock of JBI, Inc. dated January 11, 2013 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 17, 2013).

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

10.3	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.4	Promissory Note, dated February 14, 2012, by Big 3 Packaging LLC in favor of JBI, Inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2012).

10.5	Lease, dated December 1,, 2011, between JBI, Inc . and Avondale Stores Limited. (Incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 19, 2012)

10.6	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2012).

10.7	Employment Agreement, dated May 15, 2012, by and between JBI, Inc. and John Bordynuik (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 17, 2012).

10.8	2012 Long-Term Incentive Plan of JBI, Inc. dated as of May 23, 2012 (Incorporated herein by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on June 20, 2012).

10.9
Form of Incentive Stock Option Agreement pursuant to the 2012 Long-Term Incentive Plan of JBI, Inc. (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2012)

10.10
Amended and Restated Employment Agreement, dated October 18, 2012, by and between the Company and Kevin Rauber (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2012).

10.11
Amended and Restated Employment Agreement, dated October 18, 2012, by and between the Company and Matthew Ingham (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 19, 2012).

10.12
Amended and Restated Employment Agreement, dated October 18, 2012, by and between the Company and Tony Bogolin (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 19, 2012).

10.13	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 31, 2012).

21.1	Subsidiaries of the Registrant. (1)

JBI RE ONE Inc., an Ontario, Canada corporation.
Plastic2Oil Land, Inc., a Nevada corporation.
Plastic2Oil Marine, Inc. a Nevada corporation.
PAK-IT, LLC a Florida corporation.
Javaco, Inc., an Ohio corporation.
Plastic2Oil of NY #1, LLC a New York corporation.
JBI RE #1, Inc., a New York corporation.

23.1	Consent of MSCM LLP (1)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

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