Form 10-K/A
period 2012-12-31
JBI, INC.
filed 2013-04-30
CIK 1381105

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $82 million as of June 30, 2012 based upon the closing price of $1.28 per share on June 30, 2012.

As of April 29, 2013, there were 89,941,231 shares of the Registrant’s $0.001 par value common stock outstanding.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Report”) is being filed with the Securities and Exchange Commission (the “SEC”) to amend the Annual Report on Form 10-K for the year ended December 31, 2012 (“Original 10-K”) of JBI, Inc. (the “Company”, “we” and/or “us”) for the following purposes:

●
to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original 10-K.;

●	to provide the certifications required by Item 15 of Part IV of Form 10-K in connection with this Amended Report; and

●	to update the Table of Contents to reflect the above changes.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-K and does not update or discuss any other Company developments after the date of the Original 10-K.

The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

This Amended Report restates only those portions of the Original 10-K affected by the above changes. This Amended Report includes a currently-dated certification from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

JBI, INC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of April 30, 2013, the names and ages of all of our directors and executive officers and all positions and offices held by such individuals.  Each director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

Kevin Rauber	50	President, CEO and Director

Matthew Ingham	33	Chief Financial Officer and Director

Tony Bogolin	49	Chief Operating Officer

Certain Biographical Information

The following summarizes the occupation and business experience of our officers and directors:

Kevin Rauber, President, Chief Executive Officer, Director

Kevin Rauber was appointed to serve as the Company’s Chief Executive Officer, President and as a member of our board of directors (the “Board”) as of May 15, 2012. From 2008 until he joined the Company, Mr. Rauber served as Vice President and General Manager at RockTenn Company, a leading integrated North American manufacturer of corrugated and consumer packaging and recycling solutions. From 2004 until 2008, he served as Director, Business Development, Sales and Marketing of EnviroSolutions, Inc.  From 1998 until 2004, Mr. Rauber held various positions at Waste Management, Inc. Overall, he has 25 years of waste industry experience. Mr. Rauber earned his Bachelor of Communications from Benedictine College in Atchison, Kansas.

Matthew Ingham, Chief Financial Officer, Director

Matthew Ingham has served as Chief Financial Officer of the Company since January 2012 and on May 15, 2012 he was appointed to the Board. From 2009 until 2012, Mr. Ingham served as the Senior Manager of Technical Accounting for Insight Enterprises, Inc., a Fortune 500 information technology company.  During this time, he reported to executive and senior management in handling all significant and complex accounting transactions.  From 2003 to 2009, Mr. Ingham served an Audit Manager for Ernst & Young where he was responsible for the oversight of numerous Fortune 500 company audits for the firm.  He received a Bachelor of Science from the University of Buffalo with concentrations in Accounting and Finance in 2001. He holds active Certified Public Accounting Licenses in New York and Arizona.

Tony Bogolin, Chief Operating Officer

Tony Bogolin has served as Chief Operating Officer of the Company since June 2012.  From 2009 until 2012, Mr. Bogolin served as the Director of Finance for RockTenn Company, where he was responsible for the oversight of all accounting and finance groups within the National Accounts group.  From 2008 to 2009, Mr. Bogolin served as the Chief Operating Officer and Chief Finance Officer for Mold Solutions, where he was responsible for all finance and operations functions as well as business development and new market analysis.  From 2006 to 2008, Mr. Bogolin was the Regional General Manager for McDaniel Fire Systems.  From 2001 to 2005, he held various management positions at SimplexGrinnell.  Mr. Bogolin has more than 27 years of operational and financial experience.  He received a Bachelor of Science in Accounting in 1986 from Truman State University in Kirksville, Missouri.

Family Relationships

There are no family relationships between any of the Company’s directors or officers.

Involvement in Certain Legal Proceedings

As previously disclosed, the U.S. District Court, District of Massachusetts, approved the settlement of the SEC enforcement action against the Company and John Bordynuik, its former president and chief executive officer and a former director.  The description of the SEC civil action contained in Item 3 of Part I of the Original 10-K is incorporated herein by reference. Mr. Bordynuik stepped down from his officer and director positions with the Company in May 2012 and currently serves as its Chief of Technology.

Except as set forth above, to the best of our knowledge, during the past ten years, no director or officer of the Company has been involved in any of the following: (1) any bankruptcy petition filed by or against such person individually, or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Adverse Proceedings

There exists no material proceeding to which any director or officer is a party adverse to the Company or has a material interest adverse to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees.  The Company is required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2012.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2012, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except as follows: (i) a Form 4 filed by Mr. John Wesson, a director of the Company at that time, on January 4, 2012 to report his acquisition of 1,206 restricted shares of common stock was not filed timely; (ii) a Form 4 filed on January 11, 2012 by Mr. Wesson to report his disposition of 2,200 shares of common stock was not filed timely; (iii) a Form 3 filed on February 24, 2012 by Mr. Matthew Ingham, upon his appointment as the Chief Financial Officer of the Company, was not filed timely; (iv) a Form 4 filed on April 30, 2012 by former Mr. John Bordynuik, the President, Chief Executive Officer and a director of the Company at that time, to report his acquisition of 50,000 shares of common stock was not filed timely; (v) a Form 3 filed on May 22, 2012 by Kevin Rauber, upon his appointment as the Chief Executive Officer and a director of the Company, was not timely filed, and (vi) a Form 3 filed on July 5, 2012 by Tony Bogolin, upon his appointment as the Chief Operating Officer of the Company, was not timely filed.

Committees of the Board of Directors

Due to the fact that the Company currently has just two directors, both of whom are members of executive management and not independent, the Company does not maintain separately designated audit, compensation and nominating and corporate governance committees of the Board. Upon the appointment of additional directors, the Company intends to reconstitute such committees of the Board.

Independence of the Board of Directors

The Board is currently composed of two (2) members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Capital Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. Each of the current directors also serves as an executive officer of the Company, and thus are not independent.

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

Compensation Discussion and Analysis

Executive Summary

The Board believes its compensation philosophy has been effective in attracting and retaining key personnel while aligning the interests of executive officers with those of the stockholders and paying for performance.  We believe our long-term success depends on our ability to attract and retain individuals who are committed to the Company’s vision, growth strategy and core values. We structure our executive compensation program so the compensation of our executive officers, including our named executive officers, is tied meaningfully to the success of the Company.  Accordingly, our general philosophy of executive compensation is to offer competitive base salaries, but to emphasize cash and equity-based incentive compensation which is competitive in the marketplace and which (i) permits us to attract and retain highly-qualified executives, (ii) encourages extraordinary effort on behalf of the Company and (iii) rewards the achievement of specific financial and strategic goals of the Company.  We believe this aligns the interests of management with the interests of our stockholders, promotes retention and is financially sound.  The Board carefully monitors the mix of base salaries and the performance-based or variable compensation components of our executive officers’ compensation. The Board also places substantial emphasis on the mix of long-term and current compensation, with long-term compensation comprising a significant amount of an executive’s total potential compensation.

The Board designs the overall executive compensation program to pay for performance toward financial and strategic goals, and a substantial portion of potential executive compensation is performance-based.

This compensation discussion and analysis should be read in conjunction with the tables and text contained elsewhere in this Item 11 that describe the compensation awarded to, earned by or paid to the named executive officers in 2012.

Our Named Executive Officers

The purpose of this Compensation Discussion and Analysis is to provide information about each material element of compensation that we pay or award to, or that is earned by, our named executive officers. For 2012, our named executive officers were:

●	Kevin Rauber, President and Chief Executive Officer, Director;

●	Matthew Ingham, Chief Financial Officer, Director;

●	Tony Bogolin, Chief Operating Officer; and

●
John Bordynuik, former Chief Executive Officer and current Chief of Technology (Mr. Bordynuik is included as a “named executive officer” in this report because he served as our principal executive officer through May 15, 2012.)

Executive Compensation Philosophy and Objectives

Our long-term success depends on our ability to attract and retain individuals who are committed to the Company’s vision, growth strategy and core values. Our general philosophy of executive compensation is to offer competitive base salaries and emphasize cash and equity-based incentive compensation that:

●	is competitive in the marketplace;

●	permits us to attract and retain highly qualified executives;

●	encourages extraordinary effort on behalf of the Company;

●	rewards the achievement of specific financial, strategic and tactical goals by the Company that aligns the interests of management with the interests of our stockholders; and

●	is financially sound.

Compensation Consultants and Benchmarking

The Board of Directors utilizes management to help it carry out its responsibilities as well as reliance on research provided by compensation consulting studies to assist it in fulfilling its responsibilities for the determination of the Company’s compensation practices.  During 2012, the determination of the compensation to be offered to key executives was determined through internal analyses and review of Pearl Meyers & Associates market compensation studies.  Through these processes, we determined the mix of cash base salary and stock based compensation that should be offered to our named executive officers.

Role of Executives in the Compensation Setting Process

The Board of Directors has the overall responsibility for approving the cash-based incentive compensation for the named executive officers. To facilitate this process, the Chief Executive Officer and other members of the management team prepare and present information and recommendations to the Board of Directors for review, consideration and approval.

With respect to the cash compensation of all other employees, the Board of Directors functions in an oversight role as these decisions are considered the responsibility of management. With respect to equity-based compensation, the Board of Directors approves all restricted stock and stock option grants, including grants to all named executive officers, as well as the pool of available shares from which the Chief Executive Officer may make discretionary or new-hire grants, or both, throughout the year to individuals other than non-employee directors or named executive officers.

Compensation Programs Design

The principal components of compensation for the Company’s named executive officers are:

●	base salary and benefits;

●	short-term cash incentive compensation; and

●	long-term equity-based incentive compensation.

As a result of our executive compensation philosophy, a significant percentage of total potential compensation is allocated to stock compensation.  The Board of Directors has allocated between cash and equity, and between short-term and long-term incentive compensation, based on the expectation of the Company achieving both short and long term goals as well as aligning compensation with the performance of the Company.  Moreover, the different elements of compensation are designed to support and encourage varying performance levels and behaviors that the Board of Directors believes will contribute favorably to Company strategy and performance in the period covered by each plan, consistent with the Board of Directors goal to pay for performance.

Base Salaries

Base salaries are designed to attract and retain executives by providing a fixed compensation based on competitive market practices. This component of compensation is designed to reward an executive’s core competency in his or her position relative to skills, experience and expected contributions to the Company and to provide the executive with a fair, predictable and reliable component of compensation for his or her service.

Base salaries are set for the term of the respective employment agreements.  The approved 2012 salaries, for named executive officers were as follows:

●	Kevin Rauber, President and Chief Executive Officer – $250,000;

●	Matthew Ingham, Chief Financial Officer – $175,000;

●	Tony Bogolin, Chief Operating Officer - $200,000.

●	John Bordynuik, former Chief Executive Officer - $275,000

Short-Term Incentive Compensation

Short Term Cash Incentive Compensation. The Board of Directors views cash incentive compensation as a means of closely tying a portion of the total potential annual cash compensation for executives to the financial and operational performance of the Company.  The named executive officers are entitled to an annual bonus calculated as their salary multiplied by the closing stock price on the anniversary date of their employment agreements, divided by 10.  Up to $100,000 of their respective bonuses can be paid in cash, should the Company have certain cash balances in the bank as of the date of payment.  For 2012, none of the named executive officers were party to the current employment agreements and no cash bonuses were paid.

Short Term Stock Incentive Compensation. The Board of Directors views stock incentive compensation as a means of closely tying a portion of the total potential annual cash compensation for executives to the financial and operational performance of the Company.  The named executive officers are entitled to an annual bonus calculated as their salary multiplied by the closing stock price on the anniversary date of their employment agreements, divided by 10.  If the Company does not have certain cash balances in the bank as of the date of payment, all short term incentive bonuses are payable in the Company’s common stock.  For 2012, prior to entering into his current employment agreement, Mr. Ingham received a bonus of $50,000 paid in the Company’s common stock based on the terms of his former employment agreement.  Other than this payment, none of the named executive officers was party to the current employment agreements and no other stock bonuses were paid.

Long-Term Equity-Based Incentive Compensation

The Board of Directors views long-term equity-based compensation as a critical component of the overall executive compensation program. The principal objectives for long-term equity-based compensation are to:

●	enhance the link among Company performance, the creation of stockholder value and long-term incentive compensation;

●	facilitate increased equity ownership by executives;

●	encourage executive retention through use of multiple-year vesting periods; and

●	provide competitive levels of total compensation to executive officers if expected levels of performance are achieved.

Long-term equity-based incentives are currently issued in the form of service-based stock options.  To encourage continued employment with the Company, service-based awards vest between three and five years.

2012 Long-Term Incentive Plan

The 2012 stock options that were awarded to executive officers, were issued to Messrs. Rauber and Ingham on May 15, 2012 and Mr. Bogolin on June 25, 2012, in conjunction with the execution of their employment agreements.  The awards were granted from the Company’s 2012 Long-Term Incentive Plan, approved by the stockholders at the Company’s 2012 annual meeting of stockholders.  The following table sets forth the number of service-based and performance-based awards to our named executive officers under the 2012 Long-Term Incentive Plan:

Named Executive Officer	Stock Options Granted
Kevin Rauber, President and Chief Executive Officer	500,000
Matthew Ingham, Chief Financial Officer	300,000
Tony Bogolin, Chief Operating Officer	400,000
John Bordynuik Former CEO, current Chief of Technology	4,000,000

Severance and Change in Control Plans

Severance and change in control plans are designed to facilitate the Company’s ability to attract and retain executives as the Company competes for talented employees in a marketplace where such protections are commonly offered. Severance benefits are designed to provide benefits to ease an executive’s transition following an unexpected employment termination by the Company due to changes in the Company’s employment needs. Change in control benefits are intended to encourage executives to remain focused on the Company’s business in the event of rumored or actual fundamental corporate changes. See further detail under the section entitled “Employment Agreements, Severance and Change in Control Plans.”

Benefits and Perquisites

Our named executive officers participate in benefit plans generally available to all of our employees, including medical, health, life insurance and disability plans. Our named executive officers are also eligible to participate in the Company’s 401(k) plan.

We do not provide our executive officers with any other perquisites.

Stock Ownership Guidelines

We do not currently have any stock ownership guidelines.

Executive Compensation Recovery

We do not currently have an executive compensation recovery plan.

Response to Last Year’s “Say-on-Pay” Vote

At our 2012 annual stockholders’ meeting, we held a non-binding advisory stockholder vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders approved the compensation of our named executive officers, with over 98% of stockholder votes cast in favor of our 2012 say-on-pay resolution.  The stockholders also approved holding a say-on-pay vote once every three years. As we evaluated our executive compensation practices since that vote, we were mindful of the strong support our stockholders expressed for our pay for performance compensation philosophy. Nonetheless, the Board of Directors’ expects to continue to align the executive compensation programs with the Company’s strategic goals and to emphasize pay-for-performance.

Tax and Accounting Considerations Deductibility of Executive Compensation

Section 162(m) generally prohibits a public company from taking an income tax deduction for compensation over $1 million paid to the principal executive officer and any one of the three highest paid executive officers (other than the principal executive officer or the principal financial officer) as of the close of the applicable taxable year, unless certain conditions are met. While the anticipated tax treatment of compensation is given some weight in making compensation decisions, the Board of Directors has not adopted a policy of limiting awards of compensation to amounts that would be deductible under Section 162(m) because the Board of Directors believes that awards of compensation which would not comply with the Section 162(m) requirements could at times further the long-term interests of the Company and its stockholders.

Accounting for Stock-Based Compensation

Stock-based compensation is measured based on the fair value of the award on the date of grant, and the corresponding expense is recognized over the period during which the executive is required to provide service in exchange for the reward. Compensation expense related to service-based stock options is recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense related to performance-based restricted stock is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (i.e., a graded vesting basis).

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended December 31, 2012, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Operating Officer (COO):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended December 31,	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kevin Rauber President & Chief Executive Officer, Director	2012	139,421	(3)	-	-	68,513	—	—	—	207,934

Matthew Ingham Chief Financial Officer, Director	2012	141,153	(4)	-	50,000	68,513	—	—	—	259,666

Tony Bogolin Chief Operating Officer	2012	100,000	(5)	-	-	39,748	—	—	—	139,748

John Bordyunik Former President &	2012	261,052	(6)	78,350	-	1,270,171	—	—	—	1,609,573	(6)
Chief Executive Officer	2011 2010	216,506 6,923	(7)	20,000 -	$196,550 —	— —	— —	— —	— —	433,056 6,923

Notes:

(1)
The amounts reported in this column reflect the fair value on the grant date of the restricted stock awards granted to our named executive officers.  These values are determined by multiplying the number of shares granted by the closing price of our common stock on the trading day of the grant date.  The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

(2)
The amounts reported in this column reflect the fair value on the grant date of the option awards granted to our named executive officers. These values are determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

(3)	Represents Mr. Rauber’s salary from May 15, 2012, the date Mr. Rauber became our Chief Executive Officer, through the end of the fiscal year.
(4)	Represents Mr. Ingham’s salary from January 9, 2012 , the date Mr. Ingham became our Chief Financial Officer, through the end of the fiscal year.
(5)	Represents Mr. Bogolin’s salary from June 25, 2012, the date Mr. Bogolin became our Chief Operating Officer, through the end of the fiscal year.
(6)
Represents Mr. Bordynuik’s compensation of $102,212 in salary and $78,350 in bonus from January 1, 2012 through May 15, 2012, the date of his resignation as our Chief Executive Officer, as well as compensation of $158,840 in salary and $1,270,171 in stock compensation, from May 16, 2012 through December 31, 2012, when Mr. Bordynuik served as the Company’s Chief of Technology.  Mr. Bordynuik also served as our interim Chief Financial Officer from April 9, 2011 through January 9, 2012, the date Mr. Ingham became our Chief Financial Officer.

(7)	Amount represents salary for two weeks in 2010, pursuant to Mr. Bordynuik’s employment agreement.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to our named executive officers during the year ended December 31, 2012:

GRANTS OF PLAN-BASED AWARDS
								All
								Other	All
								Stock	Other		Grant
								Awards:	Option		Date
								Number	Awards:	Exercise	Fair
		Estimated Future Payouts						of	Number	or	Value
			Under					Shares	of	Base	of Stock
		Non-Equity Incentive Plan			Estimated Future Payouts Under			of	Securities	Price of	and
		Awards			Equity Incentive Plan Awards			Stock or	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	($)	(#)	(#)	($ /Sh)	($)(1)
Kevin Rauber	05/15/12	-	-	-	-	-	-	-	500,000	$1.50	$548,100
Matthew Ingham	05/15/12	-	-	-	-	-	-	-	300,000	$1.50	$328,860
	03/19/12	-	-	-	-	-	-	39,465	-	-	$50,000
Tony Bogolin	06/25/12	-	-	-	-	-	-	-	400,000	$1.50	$397,480
John Bordynuik	05/15/12	-	-	-	-	-	-	-	4,000,000	$1.50	$4,406,315

(1)
With respect to the restricted stock and stock options, the fair values are determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all restricted stock and stock option awards held by our named executive officers as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards							Stock Awards
Equity
										Equity	Incentive
										Incentive	Plan
										Plan	Awards:
										Awards:	Market or
					Equity					Number	Payout
					Incentive			Number	Market	of	Value of
					Plan			of	Value of	Unearned	Unearned
					Awards:			Shares	Shares	Shares,	Shares,
	Number of		Number of		Number of			or Units	or Units	Units or	Units or
	Securities		Securities		Securities			of Stock	of Stock	Other	Other
	Underlying		Underlying		Underlying			That	That	Rights	Rights
	Unexercised		Unexercised		Unexercised	Option		Have	Have	That	That
	Options		Options		Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)		(#)		Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable		Unexercisable		(#)	($)	Date	(#)	($)	(#)	($)
Kevin Rauber	-		500,000	(1)	-	1.50		-	-	-	-

Matthew Ingham	-		300,000	(2)	-	1.50	-	-	-	-	-

Tony Bogolin	-		400,000	(3)	-	1.50	-	-	-	-	-

John Bordynuik	750,000	(4)	3,250,000	(5)	-	1.50	-	-	-	-	-

(1)	Represents options to purchase common stock granted to Mr. Rauber on May 15, 2012, which options vest in equal installments of 100,000 shares on each anniversary of the grant date.

(2)	Represents options to purchase common stock granted to Mr. Ingham on May 15, 2012, which options vest in equal installments of 100,000 shares on each anniversary of the grant date.

(3)	Represents options to purchase common stock granted to Mr. Bogolin on June 25, 2012, which options vest in equal installments of 80,000 shares on each anniversary of the grant date.

(4)	Represents options to purchase common stock granted to Mr. Bordynuik on May 15, 2012, which options vested on May 15, 2012.

(5)	Represents options to purchase common stock granted to Mr. Bordynuik on May 15, 2012, which options vest in equal installments of 650,000 on each anniversary of the grant date.

Option Exercises and Stock Vested During the Fiscal Year

During the fiscal year ended December 31, 2012, there were no exercises of stock options by, or vesting of shares of restricted stock held by, our named executive officers.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. On February 20, 2012, the Board approved the compensation for each independent director to receive shares of restricted common stock valued at $60,000 as compensation for board services during 2012. These shares were issued in two tranches, with the first tranche of $35,000 based on the closing share price on March 31, 2012, and the second tranche of $25,000 based on the closing share price on December 12, 2012.

Independent directors have received no forms of compensation for services other than shares of restricted common stock.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kevin Rauber (1)	2012	-	-	-	-	-	-	-

Matthew Ingham (1)	2012	-	-	-	-	-	-	-

John Bordynuik (2)	2012	-	-	-	-	-	-	-

John M Wesson	2012	-	60,000	-	-	-	-	60,000

Robin Bagai (3)	2012	-	35,000	-	-	-	-	35,000

(1) Messrs. Rauber and Ingham received no compensation as inside Board members from their appointment to the Board of Directors on May 15, 2012 through December 31, 2012.
(2)  Mr. Bordynuik received no compensation as an inside Board member from January 1, 2012 through his resignation from the Board of Directors on May 15, 2012.
(3)  Dr. Bagai received compensation for services performed until his resignation from the Board of Directors on May 15, 2012.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements, Severance and Change In Control Plans

Our current employment agreements with executives and our incentive compensation plans reflect our compensation philosophy. The Company’s employment agreements with its executives are intended to comply with Section 409A of the Code The material terms of the employment agreements with our current named executive officers are as follows:

Kevin Rauber

Effective May 15, 2012, the Company entered into a three-year employment agreement with Kevin Rauber, the Company’s Chief Executive Officer and President.  The employment agreement provides that Mr. Rauber will receive an annual base salary of $250,000.  Pursuant to the employment agreement, he was granted options to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which options vest in equal installments over a five year period. Mr. Rauber is entitled to receive an annual performance bonus in an amount derived from the following formula: his base salary multiplied by the Company’s stock price divided by ten.  The maximum cash amount of such bonus is $100,000.  Mr. Rauber is also eligible to participate in employee benefit plans generally available to the Company’s management employees.  The agreement also provides for non-disclosure by Mr. Rauber of our confidential information and includes covenants by him not to compete with us for a period of two years following termination of employment.

The table below outlines the potential payments to Mr. Rauber upon the occurrence of certain termination triggering events assuming a hypothetical effective date of termination of December 31, 2012:

Triggering Event	Severance	Stock Based Compensation Awards (1)	Benefits	Total
Termination Without Cause as defined in the employment agreement	$593,750	$479,588	$5,022	$1,078,360
Termination for Good Reason as defined in the employment agreement	593,750	109,620	5,022	708,392
Change in Control	—	479,588	—	479,588
Disability or Death	—	109,620	5,022	114,642

(1)	The value of stock based compensation awards is based on the value of the employee's stock options at the grant date of May 15, 2012.

Matthew Ingham

Effective May 15, 2012, the Company entered into a three-year employment agreement with Matthew Ingham, the Company’s Chief Financial Officer.  The employment agreement provides that Mr. Ingham will receive an annual base salary of $175,000.  Pursuant to the employment agreement, he was granted options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which vest in equal installments over a three year period. Beginning on the first anniversary of the agreement, Mr. Ingham is entitled to receive an annual performance bonus in an amount derived from the following formula: his base salary multiplied by the Company’s stock price divided by ten.  The maximum cash amount of such bonus is $100,000.  Mr. Ingham is also eligible to participate in employee benefit plans generally available to the Company’s management employees.  The agreement also provides for non-disclosure by Mr. Ingham of our confidential information and includes covenants by him not to compete with us for a period of two years following termination of employment.

The table below outlines the potential payments to Mr. Ingham upon the occurrence of certain termination triggering events assuming a hypothetical effective date of termination of December 31, 2012:

Triggering Event	Severance	Stock Based Compensation Awards (1)	Benefits	Total
Termination Without Cause as defined in the employment agreement	$415,625	$260,348	$582	$676,555
Termination for Good Reason as defined in the employment agreement	415,625	109,620	582	525,827
Change in Control	-	260,348	—	260,348
Disability or Death	-	109,620	582	110,202

(1)           The value of stock based compensation awards is based on the value of the employee's stock options at the grant date of May 15, 2012.

Tony Bogolin

Effective June 25, 2012, the Company entered into a three-year employment agreement with Tony Bogolin, the Company’s Chief Operating Officer.  The employment agreement provides that Mr. Bogolin will receive an annual base salary of $200,000.  Pursuant to the employment agreement, he was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which vest in equal installments over a five year period. Beginning on the first anniversary of the agreement, Mr. Bogolin is entitled to receive an annual performance bonus in an amount derived from the following formula: his base salary multiplied by the Company’s stock price divided by ten.  The maximum cash amount of such bonus is $100,000.  Mr. Bogolin is also eligible to participate in employee benefit plans generally available to the Company’s management employees.  The agreement also provides for non-disclosure by Mr. Bogolin of our confidential information and includes covenants by him not to compete with us for a period of two years following termination of employment.

The table below outlines the potential payments to Mr. Bogolin upon the occurrence of certain termination triggering events assuming a hypothetical effective date of termination of December 31, 2012:

Triggering Event	Severance	Stock Based Compensation Awards (1)	Benefits	Total
Termination Without Cause as defined in the employment agreement	$500,000	$357,732	$5,022	$862,754
Termination for Good Reason as defined in the employment agreement	500,000	79,496	5,022	584,518
Change in Control	-	357,732	-	357,732
Disability or Death	-	79,496	5,022	84,518

(1)            The value of stock based compensation awards is based on the value of the employee’s stock options at the grant date of June 25, 2012.

John Bordynuik

Effective May 15, 2012, the Company entered into a five-year employment agreement with John Bordynuik, the Company’s Chief of Technology.  The employment agreement provides that Mr. Bordynuik will receive an annual base salary of $275,000.  Pursuant to the employment agreement, he was granted options to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share, of which 750,000 shares vested immediately and the remainder vest in equal installments over a five year period beginning on the first anniversary of the agreement.  Mr. Bordynuik is entitled to receive an annual performance bonus in an amount derived from the following formula: his base salary multiplied by the Company’s stock price divided by ten.  The maximum cash amount of such bonus is $100,000.  Mr. Bordynuik is also eligible to participate in employee benefit plans generally available to the Company’s management employees.  The agreement also provides for non-disclosure by Mr. Bordynuik of our confidential information and includes covenants by him not to compete with us following termination of employment.

The table below outlines the potential payments to Mr. Bordynuik upon the occurrence of certain termination triggering events assuming a hypothetical effective date of termination of December 31, 2012.

Triggering Event	Severance	Stock Based Compensation Awards (1)	Benefits	Total
Termination Without Cause as defined in the employment agreement	$653,125	$3,053,016	$3,815	$3,709,956
Termination for Good Reason as defined in the employment agreement	653,125	712,530	3,815	1,369,470
Change in Control	-	3,053,016	-	3,053,016
Disability or Death	-	712,530	3,815	716,345

(1)            The value of stock based compensation awards is based on the value of the employee’s stock options at the grant date of May 15, 2012.

2012 Long-Term Incentive Plan

On May 23, 2012, the Board adopted the JBI, Inc. 2012 Long-Term Incentive Plan (the “Plan”).  The plan was subsequently approved by the Company’s stockholders at the Company’s 2012 annual meeting of stockholders.

The purpose of the Plan is to further and promote the interests of the Company, its subsidiaries and its stockholders by enabling the Company and its subsidiaries to attract, retain and motivate employees, directors and consultants or those who will become employees, directors and of the Company and/or its subsidiaries, and to align the interests of those individuals and the Company’s stockholders.  To do this, the Plan offers performance-based incentive awards and equity-based opportunities providing employees, directors and consultants with a proprietary interest in maximizing the growth, profitability and overall success of the Company and/or its subsidiaries.

The maximum number of shares of our common stock as to which awards may be granted under the Plan may not exceed 10,000,000 shares.  In the case of any individual participant, the maximum amount payable in respect of awards subject to performance criteria in any calendar year may not exceed four million shares of common stock.  The limits on the numbers of shares described in this paragraph and the number of shares subject to any award under the Plan are subject to proportional adjustment as determined by the Board, to reflect certain stock changes, such as stock dividends and stock splits (see “Recapitalization Adjustments” below).

If any awards under the Plan expire or terminate unexercised, the shares of common stock allocable to the unexercised or terminated portion of such award shall again be available for award under the Plan.

Administration and Eligibility

The administration, interpretation and operation of the Plan will be vested in the Compensation Committee of the Board if and when one is designated, otherwise the Board itself shall administer the Plan (the Board or the Compensation Committee, if applicable, acting in such capacity, the “Committee”). The Committee may designate persons other than members of the Committee to carry out the day-to-day administration of the Plan.  In addition, the Committee may, in its sole discretion, delegate day-to-day ministerial administration to persons other than members of the Committee, except that the Committee shall not delegate its authority with regard to selection for participation in the Plan and/or the granting of any awards to participants.

Employees, directors and consultants, or those who will become employees, directors and consultants of the Company and/or its subsidiaries are eligible to receive awards under the Plan.  Awards under the Plan are granted by the Committee.

Awards Under The Plan

Awards under the Plan may consist of stock options, stock appreciation rights (“SARs”), restricted shares or performance unit awards, each of which is described below.  All awards are evidenced by an award agreement between the Company and the individual participant and approved by the Committee.  In the discretion of the Committee, an eligible employee, director or consultant may receive awards from one or more of the categories described below, and more than one award may be granted to an eligible employee, director or consultant.

Stock Options and Stock Appreciation Rights.  A stock option is an award that entitles a participant to purchase shares of common stock at a price fixed at the time the option is granted.  Stock options granted under the Plan may be in the form of incentive stock options (which qualify for special tax treatment) or non-qualified stock options, and may be granted alone or in addition to other awards under the Plan.  Non-qualified stock options may be granted alone or in tandem with SARs.
An SAR entitles a participant to receive, upon exercise, an amount equal to (a) the excess of (i) the fair market value on the exercise date of a share of common stock, over (ii) the fair market value of a share of common stock on the date the SAR was granted, multiplied by (b) the number of shares of common stock for which the SAR has been exercised.

The exercise price and other terms and conditions of stock options and the terms and conditions of SARs will be determined by the Committee at the time of grant, provided, however, that the exercise price per share may not be less than 100 percent of the fair market value of a share of common stock on the date of the grant.  In addition, the term of any incentive stock options granted under the Plan may not exceed ten years.  An option or SAR grant under the Plan does not provide an optionee any rights as a stockholder and such rights will accrue only as to shares actually purchased through the exercise of an option or the settlement of an SAR. If stock options and SARs are granted together in tandem, the exercise of such stock option or the related SAR will result in the cancellation of the related stock option or SAR to the extent of the number of shares in respect of which such option or SAR has been exercised. Stock options and SARs granted under the Plan shall become exercisable at such time as designated by the Committee at the time of grant.

In addition, the Committee, in its sole discretion, may provide in any stock option or SAR award agreement that the recipient of the stock option or SAR will be entitled to dividend equivalents with respect to such award.  In such instance, in respect of any such award which is outstanding on a dividend record date for common stock, the participant would be entitled to an amount equal to the amount of cash or stock dividends that would have paid on the shares of common stock covered by such stock option or SAR award had such shares of common stock been outstanding on the dividend record date.

Restricted Share Awards.  Restricted share awards are grants of common stock made to a participant subject to conditions established by the Committee in the relevant award agreement on the date of grant.  The restricted shares only become unrestricted in accordance with the conditions and vesting schedule, if any, provided in the relevant award agreement.  A participant may not sell or otherwise dispose of restricted shares until the conditions imposed by the Committee with respect to such shares have been satisfied.  Restricted share awards under the Plan may be granted alone or in addition to any other awards under the Plan.  Restricted shares which vest will be reissued as unrestricted shares of common stock. Each participant who receives a grant of restricted shares will have the right to receive all dividends and vote or execute proxies for such shares.  Any stock dividends granted with respect to such restricted shares will be treated as additional restricted shares.

Performance Units.  Performance units (with each unit representing a monetary amount designated in advance by the Committee) are awards which may be granted to participants alone or in addition to any other awards under the Plan.  Participants receiving performance unit grants will only earn such units if the Company and/or the participant achieve certain performance goals during a designated performance period.  The Committee will establish such performance goals and may use measures such as total stockholder return, return on equity, net earnings growth, sales or revenue growth, comparison to peer companies, individual or aggregate participant performance or such other measures the Committee deems appropriate.  The participant may forfeit such units in the event the performance goals are not met.  If all or a portion of a performance unit is earned, payment of the designated value thereof will be made in cash, in unrestricted common stock or in restricted shares or in any combination thereof, as provided in the relevant award agreement.

Recapitalization Adjustments.  In the event that the Board determines that any dividend or other distribution (whether in the form of cash, common stock, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of common stock or other securities of the Company, or other corporate transaction or event affects the common stock such that an adjustment is determined by the Board, in its sole discretion, to be necessary or appropriate in order to prevent dilution or enlargement of benefits or potential benefits intended to be made available under the Plan, the Board may, in any manner that it in good faith deems equitable, adjust any or all of (i) the number of shares of common stock or other securities of the Company (or number and kind of other securities or property) with respect to which awards may be granted, (ii) the number of shares of common stock or other securities of the Company (or number and kind of other securities or property) subject to outstanding awards, and (iii) the exercise price with respect to any stock option, or make provision for an immediate cash payment to the holder of an outstanding award in consideration for the cancellation of such award.

Mergers.   If the Company enters into or is involved in any merger, reorganization, recapitalization, sale of all or substantially all of the Company’s assets, liquidation, or business combination with any person or entity (a “Merger Event”), the Board may, prior to such Merger Event and effective upon such Merger Event, take any action that it deems appropriate, including, replacing such stock options with substitute stock options and/or SARs in respect of the shares, other securities or other property of the surviving corporation or any affiliate of the surviving corporation on such terms and conditions, as to the number of shares, pricing and otherwise, which shall substantially preserve the value, rights and benefits of any affected stock options or SARs granted hereunder as of the date of the consummation of the Merger Event.  If any Merger Event occurs, the Company has the right, but not the obligation, to cancel each participant's stock options and/or SARs and to pay to each affected participant in connection with the cancellation of such stock options and/or SARs, an amount equal to the excess of the fair market value, as determined by the Board, of the common stock underlying any unexercised stock options or SARs (whether then exercisable or not) over the aggregate exercise price of such unexercised stock options and/or SARs.  Upon receipt by any affected participant of any such substitute stock options, SARs (or payment) as a result of any such Merger Event, such participant’s affected stock options and/or SARs for which such substitute options and/or SARs (or payment) were received shall be thereupon cancelled without the need for obtaining the consent of any such affected participant.

Amendment, Suspension or Termination of the Plan

Unless earlier terminated by the Board, the Plan will terminate on May 23, 2022.  The Board may amend, suspend or terminate the Plan (or any portion thereof) at any time. However, no amendment may (a) materially adversely affect the rights of any participant under any outstanding award, without the consent of such participant, or (b) make any change that would disqualify the Plan from the benefits provided under Sections 422 and 162(m) of the Internal Revenue Code of 1986 (the “Code”), or (c) increase the number of shares available for awards under the Plan without stockholder approval; provided, however, that the Board and/or Committee  may amend the Plan, without the consent of any participants, in any way it deems appropriate  to satisfy Code Section 409A and any regulations or other authority promulgated thereunder, including any amendment to the Plan to cause certain awards not to be subject to Code Section 409A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company’s authorized capitalization is 155,000,000 shares of capital stock, consisting of 150,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 shares of preferred stock, $0.001 par value per share. As of April 29, 2013, there were (i) 89,941,231 shares of common stock outstanding, (ii) 1,000,000 shares of Series A Super Voting Preferred Shares (“Series A Preferred Stock”) issued and outstanding and (iii) 2,300,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) issued and outstanding. Holders of the Series A Super Voting Preferred Shares have one hundred (100) times the number of votes that holders of common stock are entitled to on all matters submitted to stockholders for their action or consideration, all of which were fully paid, non-assessable and entitled to vote. Each share of Series B Preferred Stock is convertible into seven (7) shares of common stock, and the holders of Series B Preferred Stock are entitled to vote on an as-converted basis with the holders of common stock.

The following table sets forth, as of the date of April 29, 2013, the number of shares of common stock and Series A Preferred Stock owned by (i) each person who is known by the Company to own of record or beneficially five percent (5%) or more of the Company’s outstanding shares, (ii) each of the Company’s directors, (iii) each of the Company’s executive officers and (iv) all of the Company’s directors and executive officers as a group. The beneficial ownership on the Series B Preferred Stock is reflected in the table with the common stock on an as-converted basis. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after, April 29, 2013.  Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.  Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

The address of each owner who is an officer or director is c/o JBI, Inc. at 20 Iroquois Street, Niagara Falls, New York 14303.

Name	Position with the Company	Shares of Common Stock		Percentage of Common Stock Held	Shares of Series A Preferred Stock	Percentage of Series A Preferred Stock Held
Kevin Rauber	Chief Executive Officer, Director	110,000	(1)		-	-
Matthew Ingham	Chief Financial Officer, Director	539,465	(2)	*	-	-
Tony Bogolin	Chief Operating Officer	80,000	(3)	*	-	-
All executive officers and directors as a group (3 persons):		729,465		*	-	-

5% Holders
May 2012 Investor Group(4)		20,973,504	(5)	21.6%	-	-
Richard Dunn		4,991,996	(6)	5.4%	-	-
Meyer & Doreen Luskin Family Trust		4,899,999	(7)	5.3%	-	-
John Bordynuik(8)		5,723,846	(9)	6.3%	1,000,000	100.0%

*	Less than one (1%) percent.
(1)	Represents 10,000 shares owned of record and options to purchase 100,000 shares of common stock which are exercisable within 60 days of the date of this report.
(2)	Represents 439,465 shares owned of record and options to purchase 100,000 shares of common stock which are exercisable within 60 days of the date of this report.
(3)	Represents options to purchase 80,000 shares of common stock which are exercisable within 60 days of the date of this report.
(4)
Represents shares held by certain investors in the Company’s May 2012 private placement that filed a Schedule 13D with the SEC as a “group” (the “May 2012 Investor Group”). The information regarding the May 2012 Investor Group was derived solely from the Schedule 13D filed by the May 2012 Investor Group with the SEC on May 25, 2012, as amended and restated by Amendment No. 1 to Schedule 13D filed with the SEC on June 1, 2012, and as further amended and supplemented by Amendment No. 2 to Schedule 13D filed with the SEC on March 8, 2013. Each Reporting Person, however, disclaims beneficial ownership with respect to the shares owned by each of the other Reporting Persons except to the extent of his or its pecuniary interest therein.

(5)	The amount reported includes 1,020,643 shares of Series B Preferred Stock held by the May 2012 Investor Group convertible into 7,144,501 shares of common stock.

(6)	Includes 427,428 shares of Series B Preferred Stock which are convertible into 2,991,996 shares of common stock.
(7)
Includes 342,857 shares of Series B Preferred Stock which are convertible into 2,399,999 shares of common stock.  Meyer Luskin has voting and investment control of the shares owned by the Meyer & Doreen Luskin Family Trust.

(8)
Mr. Bordynuik is party to a letter agreement dated May 15, 2012 with the members of the May 2012 Investor Group with respect to, among other things, Mr. Bordynuik’s ability to vote his shares of common stock and Series A Super Voting Preferred Shares, as further described in “Changes in Control” set forth below.

(9)
Represents 4,323,846 shares owned of record, options to purchase 750,000 shares of common stock which are presently exercisable and options to purchase 650,000 shares of common stock which are exercisable within 60 days of the date of this report.

Changes in Control

In May 2012, the Company entered into Subscription Agreements (the “Purchase Agreements”) with several “accredited investors,” in connection with a private placement of shares of common stock. Pursuant to the Purchase Agreements, the Company sold an aggregate of 14,178,750 shares of common stock at a purchase price of $0.80 per share for aggregate gross proceeds to the Company of $11.3 million. As a condition to the closing of the transactions contemplated by the Purchase Agreements, certain of the investors (the “Investors”) required Mr. John Bordynuik, the Company’s President and Chief Executive Officer and a director at the time of the first closing, to enter into a letter agreement, dated as of May 15, 2012 (“Letter Agreement”), pursuant to which Mr. Bordynuik made certain agreements regarding the voting of his shares of common stock and his 1,000,000 shares of Series A Preferred Stock. Mr. Bordynuik resigned from his officer and director positions upon the first closing and currently serves as the Company’s Chief of Technology.

Pursuant to the Letter Agreement, Mr. Bordynuik agreed to vote his shares of common stock and Series A Preferred to, among other things, (i) effectuate the terms of the Letter Agreement, (ii) appoint five Qualified Independent Directors (as defined in the Letter Agreement) nominated by the Board of Directors to the Board, and (iii) change the name of the Company to “Plastic2Oil”. In addition, Mr. Bordynuik agreed to refrain from voting his shares of common stock and Series A Preferred to, among other things, (i) appoint himself or anyone who is not the President or Treasurer of the Company or a Qualified Independent Director as a member of the Board, (ii) amend the Company’s Articles of Incorporation or Bylaws, or the Certificate of Designation of Series A Preferred Stock or (iii) issue stock of the Company (other than common stock).

In addition, the Letter Agreement provides that in the event that Mr. Bordynuik violates the terms of the non-compete provisions of his employment agreement with the Company or attempts to transfer his shares of Series A Preferred Stock, except as provided in the Letter Agreement, then he will be required to offer to purchase 100% of the respective shares of common stock owned by each Investor (the “Purchaser’s Put Right”). The Letter Agreement also provides that in the event Mr. Bordynuik takes the actions discussed in the preceding sentence or additionally Kevin Rauber, the President of the Company, is terminated by the Company “without cause” or resigns “with good reason” (as such terms are defined in Mr. Rauber’s employment agreement with the Company) and at such time the Board is comprised of fewer than three Qualified Independent Directors, or Mr. Bordynuik materially breaches certain sections of the Letter Agreement, then he shall offer to sell 100% of his shares of Series A Preferred Stock to the Purchasers pro rata (the “Purchaser’s Call Right”). The purchase price for exercise of the Purchaser’s Put Right shall be the greater of (x) $1.00 and (y) the volume-weighted average trading price of the common stock in the 30 consecutive day period immediately preceding the date of the event triggering the purchase. The sale price for exercise of the Purchaser’s Call Right shall be the par value of $0.001 per share of the Series A Preferred Stock.

See the Schedule 13D filed by the Investors with the SEC on May 25, 2012, as amended and restated by Amendment No. 1 to Schedule 13D filed with the SEC on June 1, 2012, and as further amended and supplemented by Amendment No. 2 to Schedule 13D filed with the SEC on March 8, 2013.  Certain of the Investors have since waived their rights under the Letter Agreement.

Other than the Letter Agreement, we are not aware of any arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2012 with respect to equity compensation plans under which the Company’s common stock may be issued.

Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Shareholders:
JBI, Inc. 2012 Long-Term Incentive Plan	5,240,000	$1.50	4,721,731

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2011, John Bordynuik, the Company’s founder and current Chief of Technology, returned 3,000,000 shares of common stock to the treasury, while he held the position of President & Chief Executive Officer.

Review, Approval or Ratification of Transactions with Related Persons

The Board is responsible for the review, approval or ratification of all “transactions with related persons” as that term refers to transactions required to be disclosed by Item 404 of Regulation S-K promulgated by the SEC.  In reviewing a proposed transaction, the Board must (i) satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the proposed transaction and (ii) consider all of the relevant facts and circumstances available to the Board. After its review, the Board will only approve or ratify transactions that are fair to the Company and not inconsistent with the best interests of the Company and its stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2012 and December 31, 2011, respectively, for professional services rendered by MSCM our current independent registered accounting firm for the audit of the Company's annual financial statements and for audit-related services, tax services and all other services, as applicable.

Service Provided	Fiscal 2012		Fiscal 2011

Audit Fees
Annual Audit	$455,519	(1)	$557,210	(2)

Audit Related Fees
Assurances and Related Sources	17,644	(3)	48,000	(4)

Tax Fees
Tax Services	14,060	(5)	19,500

All Other Fees
Fees for other services	-		-

Total Fees	487,223		624,710

(1)	Includes the review of 2012 Quarterly Reports on Form 10-Q by MSCM, LLP and 2011 audit fees.

(2)	Includes the review of 2011 Quarterly Reports on Form 10-Q by MSCM, LLP and 2010 audit fees.

(3)	Includes fees for the review and procedures performed on the Company’s filing of a Registration Statement on Form S-8 in conjunction with the 2012 Long Term Incentive Compensation Plan.

(4)	Includes fees for review of prior auditor work-papers and work related to client acceptance.

(5)	Fees related to the preparation of an amendment of tax returns for 2009, 2010 and 2011 tax years.

The Company has policies and procedures that require the pre-approval of the Board of all fees paid to, and all services performed by, the Company’s independent registered public accounting firm. At the beginning of each year, the Board approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by these firms during the year. In addition, pre-approval of the Board is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees initially pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.           The consolidated financial statements of JBI, Inc. are included in Item 8 of the Original 10-K.

2.           The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf  by the undersigned, thereunto duly authorized.

JBI, INC.

Date: April 30, 2013	By:	/s/ Kevin Rauber
Name: Kevin Rauber
Title: President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Rauber	Director; President and Chief Executive Officer	April 30, 2013
Kevin Rauber	(Principal Executive Officer)

/s/ Matthew Ingham	Director; Chief Financial Officer	April 30, 2013
Matthew Ingham	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

3.8
Amendment to Certificate of Designation of Series A Super Voting Preferred Stock of JBI, Inc. dated May 10, 2012 (Incorporated herein by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

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

3.11
Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock of JBI, Inc. dated January 11, 2013 (Incorporated herein by reference to Exhibit 3.1 to the Issuer’s Current Report on Form 8-K filed on January 17, 2013).

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

10.3	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.4	Promissory Note, dated February 14, 2012, by Big 3 Packaging LLC in favor of JBI, Inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2012).

10.5	Lease, dated December 1, 2011, between JBI, Inc. and Avondale Stores Limited. (Incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 19, 2012)

10.6	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2012).

10.7	Employment Agreement, dated May 15, 2012, by and between JBI, Inc. and John Bordynuik (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 17, 2012).

10.8	2012 Long-Term Incentive Plan of JBI, Inc. dated as of May 23, 2012 (Incorporated herein by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on June 20, 2012).

10.9
Form of Incentive Stock Option Agreement pursuant to the 2012 Long-Term Incentive Plan of JBI, Inc. (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2012)

10.9
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

10.12	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 31, 2012).

21.1	Subsidiaries of the Registrant (Incorporated herein by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on March 15, 2013).

23.1	Consent of MSCM LLP (Incorporated herein by reference to Exhibit 23.1 to our Annual Report on Form 10-K filed on March 15, 2013).

31.1
Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Incorporated herein by reference to Exhibit 31.1 to our Annual Report on Form 10-K filed on March 15, 2013).

31.2
Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Incorporated herein by reference to Exhibit 31.2 to our Annual Report on Form 10-K filed on March 15, 2013).

31.3	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.4	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1
Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Incorporated herein by reference to Exhibit 32.1 to our Annual Report on Form 10-K filed on March 15, 2013).

32.2
Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Incorporated herein by reference to Exhibit 32.2 to our Annual Report on Form 10-K filed on March 15, 2013).

32.3	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.4	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (Incorporated herein by reference to Exhibit 101.INS to our Annual Report on Form 10-K filed on March 15, 2013).

101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated herein by reference to Exhibit 101.SCH to our Annual Report on Form 10-K filed on March 15, 2013).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated herein by reference to Exhibit 101.CAL to our Annual Report on Form 10-K filed on March 15, 2013).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated herein by reference to Exhibit 101.DEF to our Annual Report on Form 10-K filed on March 15, 2013).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated herein by reference to Exhibit 101.LAB to our Annual Report on Form 10-K filed on March 15, 2013).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated herein by reference to Exhibit 101.PRE to our Annual Report on Form 10-K filed on March 15, 2013).
_________________

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