Form 10-Q
period 2013-03-31
JBI, INC.
filed 2013-05-10
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

Commission File Number: 000-52444

JBI, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0822950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Iroquois St
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

As of May 9, 2013, there were 89,941,231 shares of Common Stock, $0.001 par value per share, issued and outstanding.

JBI Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q (“Report”) contains “forward looking statements” within the meaning of applicable securities laws.  Such statements include, but are not limited to, statements with respect to the Company’s beliefs, plans, strategies, objectives, goals and expectations, including expectations about the future financial or operating performance of the Company and its projects, capital expenditures, capital needs, government regulation of the industry, environmental risks, limitations of insurance coverage, and the timing and possible outcome of regulatory matters, including the granting of patents and permits.  Words such as “expect”, “anticipate”, “intend”, “attempt”, “may”, “will”, “plan”, “believe”, “seek”, “estimate”, and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve assumptions, risks and uncertainties that are difficult to predict.

These statements are based on and were developed using a number of factors and assumptions including, but not limited to: stability in the U.S. and other foreign economies; stability in the availability and pricing of raw materials, energy and supplies; stability in the competitive environment; the continued ability of the Company to access cost effective capital when needed; and no unexpected or unforeseen events occurring that would materially alter the Company’s current plans.   All of these assumptions have been derived from statements currently available to the Company including information obtained by the Company from third party sources. Although management believes that these assumptions are reasonable, these assumptions may prove to be incorrect in whole or in part. As a result of these and other factors, actual results may differ materially from those expressed, implied or forecasted in such forward looking statements, which reflect the Company’s expectations only as of the date hereof.

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of the Company to control commodity prices; risks associated with the regulatory environment within which the Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements are discussed in more detail in the section entitled “Risk Factors” in Part IA of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Company does not intend to, and the Company disclaims any obligation to, update any forward looking statements, whether written or oral, or whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise noted, references in this registration statement to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

 PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,963,490	$3,965,720
Cash held in attorney trust (Note 2)	16,333	184,789
Restricted cash (Note 7)	100,047	100,022
Accounts receivable, net of allowance for doubtful accounts of $10,507 (2012 - $57,991)(Note 2)	144,572	240,139
Inventories, net of reserve of $56,623 (2012 - $56,623) (Note 4)	289,893	240,096
Short-term notes receivable (Note 6)	493,861	487,722
Prepaid expenses and other current assets	367,401	419,849
TOTAL CURRENT ASSETS	5,375,597	5,638,337

PROPERTY, PLANT AND EQUIPMENT, NET (Note 5)	7,213,926	6,886,059
OTHER ASSETS
Deposits (Note 2)	1,578,182	839,005

TOTAL ASSETS	$14,167,705	$13,363,401
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$932,490	$1,608,575
Accrued expenses (Note 10)	1,022,596	1,081,100
Customer advances	26,120	26,120
Capital leases – current portion (Note 9)	23,223	23,068
TOTAL CURRENT LIABILITIES	2,004,429	2,738,863

LONG-TERM LIABILITIES
Other long-term liabilities (Note 2)	29,644	29,423
Mortgage payable and capital leases (Note 9)	308,717	314,716
TOTAL LIABILITIES	2,342,790	3,083,002
Subsequent Events (Note 18)
Commitments and Contingencies (Note 10)
STOCKHOLDERS' EQUITY (Note 11)
PREFERRED STOCK (5,000,000 shares authorized, 3,300,000 issued and outstanding)
Preferred Stock, Series B, par $0.001; 2,300,000 shares, authorized, convertible into 16,100,000 shares of Common Stock, 2,300,000 shares issued and outstanding (2012 – Nil)	7,981,484	-
Preferred Stock, Series B, beneficial conversion feature (“BCF”) discount	(4,468,182)	-
Preferred Stock, Series B subscribed	-	1,531,814
Preferred Stock, Series A, par $0.001; 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	1,000	1,000
COMMON STOCK
Common Stock, par $0.001; 150,000,000 authorized, 89,890,063 shares at March 31, 2013 and 89,855,816 shares at December 31, 2012	89,891	89,857
Common Stock Subscribed, 51,168 shares at cost at March 31, 2013 and 85,415 shares at cost at December 31, 2012	35,818	60,818
Common Stock Warrants to purchase shares of Common Stock for $2.00 per share, 1,997,500 Warrants outstanding at March 31, 2013 and December 31, 2012	2,037,450	2,037,450

Additional paid in capital	56,729,784	54,427,269
Accumulated deficit	(50,582,330)	(47,867,809)
TOTAL STOCKHOLDERS' EQUITY	11,824,915	10,280,399
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,167,705	$13,363,401

The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Month Periods Ended March 31,
(Unaudited)

	2013	2012
SALES
P2O	$181,897	$226,462
Other	14,920	-
	196,817	226,462
COST OF SALES
P2O	151,516	177,849
Other	8,460	-
	159,976	177,849

GROSS PROFIT	36,841	48,613

OPERATING EXPENSES
Selling general and administrative expenses	2,456,701	2,798,958
Depreciation of property, plant and equipment and accretion of long-term liability	189,327	137,196
Research and development expenses	109,046	95,150
Impairment loss – property, plant and equipment (Note 2)	-	36,500
TOTAL OPERATING EXPENSES	2,755,074	3,067,804

LOSS FROM OPERATIONS	(2,718,233)	(3,019,191)

OTHER INCOME (EXPENSE)
Gain on fair value measurement of equity derivative liability	-	213,812
Interest income (expense), net	2,076	(7,388)
Other income, net	1,636	42,274
	3,712	248,698
LOSS BEFORE INCOME TAXES	(2,714,521)	(2,770,493)

CURRENT AND FUTURE INCOME TAX EXPENSE (Note 8)	-	-

NET LOSS FROM CONTINUING OPERATIONS	(2,714,521)	(2,770,493)
NET LOSS FROM DISCONTINUED OPERATIONS (Note 16)	-	(57,736)

NET LOSS	$(2,714,521)	$(2,828,229)
Basic and diluted net loss from continuing operations per share	$(0.03)	$(0.04)
Basic and diluted net loss from discontinued operations per share	$-	$-

Weighted average number of common shares outstanding – basic and diluted (Note 2)	89,873,320	72,175,861

The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Month Period Ended March 31, 2013 (Unaudited)

	Common Stock $0.001 Par Value		Common Stock Subscribed		Common Stock Warrants		Preferred Stock – Series A $0.001 Par Value		Preferred Stock – Series B $0.001 Par Value		Preferred Stock Series B – Beneficial Conversion	Preferred Stock Subscribed		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Amount	Shares	Amount	Shares	Amount	Feature	Shares	Amount	Capital	Deficit	Equity
BALANCE – DECEMBER 31, 2012	89,855,816	$89,857	85,415	$60,818	1,997,500	$2,037,450	1,000,000	$1,000	-	$-	-	1,146,444	$1,531,814	54,427,269	(47,867,809)	10,280,399

Common stock issued for services, subscribed in the prior year, $0.73 per share	34,247	34	(34,247)	(25,000)	-	-	-	-	-	-	-	-	-	24,966	-	-

Preferred Stock –Series B, issued during 2013 (net of issue costs)	-	-	-	-	-	-	-	-	1,146,444	3,983,192	(2,451,378)	(1,146,444)	(1,531,814)	-	-	-

Preferred Stock – Series B – issued during 2013 (net of issue costs)	-	-	-	-	-	-	-	-	1,153,556	3,998,292	(2,817,622)	-	-	2,817,622	-	3,998,292

Preferred stock – Series B – Deemed Dividend	-	-	-	-	-	-	-	-			800,818	-	-	(800,818)	-	-

Stock compensation expense related to granting of stock options.	-	-	-	-	-	-	-	-	-	-	-	-	-	260,745	-	260,745

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,714,521)	(2,714,521)

BALANCE - MARCH 31, 2013	89,890,063	$89,891	51,168	$35,818	1,997,500	$2,037,450	1,000,000	$1,000	2,300,000	$7,981,484	$(4,468,182)	-	$-	$56,729,784	$(50,582,330)	$11,824,915

  The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Month Periods Ended March 31,
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,714,521)	$(2,770,493)
Net loss from discontinued operations	-	(57,736)
Items not affecting cash:
Depreciation of property plant and equipment and accretion of long-term liability	196,973	135,931
Other income	(6,164)	(12,000)
Impairment charges	-	36,500
Foreign exchange gain	-	10,838
Mark-to-market adjustment of equity derivative liability	-	(213,812)
Recovery of uncollectible accounts		(4,236)
Non-cash stock based compensation	260,745	719,165
Non-cash items impacting discontinued operations	-	4,317
Working capital changes:
Cash held in attorney trust	168,456	(43,889)
Accounts receivable	95,567	(59,002)
Inventories	(49,797)	79,288
Prepaid expenses and other current assets	52,448	30,506
Accounts payable	(921,075)	304,967
Accrued expenses	(58,504)	(158,326)
Other long-term liabilities and customer advances	(57)	-

Changes attributable to discontinued operations	-	336,208

NET CASH USED IN OPERATING ACTIVITIES	(2,976,015)	(1,661,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(285,330)	(1,209,291)
Deposits for property, plant and equipment	(739,177)	(16,974)
Changes attributable to discontinued operations	-	7,370

NET CASH USED IN INVESTING ACTIVITIES	(1,024,507)	(1,218,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock – Series B proceeds, net	3,998,292	-
Stock proceeds, net	-	495,000
Repayment of stock subscriptions payable advances	-	(100,000)
Proceeds from short term loans	-	75,000
Proceeds from stock subscription advances	-	275,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,998,292	745,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,230)	(2,135,669)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,965,720	2,511,469

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,963,490	$375,800

Supplemental disclosure of cash flow information (see also Note 15):
Cash paid for income taxes	$-	$-
Cash paid for interest	$5,602	$7,128

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

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), a distributor of electronic components, including home theater and audio video products.  In July 2012, the Company closed Javaco and sold substantially all of the inventory and fixed assets of Javaco.  The operations of Javaco have been classified as discontinued operations for all periods presented (Note 16).

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of $50,582,330 for the period ending March 31, 2013. The report of the Company’s auditor on the Company’s financial statements for December 31, 2012 and 2011 contained a “going concern” opinion regarding the Company’s ability to continue as a going concern.  These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded our activities to date almost exclusively from equity financings.

The Company will continue to require substantial funds to continue the expansion of its P2O business to achieve significant commercial productions, and to significantly increase sales and marketing efforts. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common and preferred stock, issuances of debt and convertible debt instruments.

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial production goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1, LLC, JBI (Canada) Inc., John Bordynuik, Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil Marine Inc., Javaco, Pak-it and Plastic2Oil Land Inc..  All intercompany transactions and balances have been eliminated on consolidation.  Amounts in the condensed consolidated financial statements are expressed in US dollars. Javaco has also been consolidated; however, as mentioned its operations are classified as discontinued operations (Note 16).

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

Restricted Cash

Restricted cash relates to cash on deposit, which secures the Company’s letter of credit with a banking institution, related to a fuel sales bond.

Cash Held in Attorney Trust

The amount held in trust represents retainer payments the Company have made to law firms which were being held on our behalf for the payment of future services.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.   The allowance for uncollectible accounts for the periods ending March 31, 2013 and December 31, 2012 was $10,507 and $57,991, respectively.

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

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented (Note 16).

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in depreciation and accretion expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  As at March 31, 2013 and December 31, 2012, the Company recorded asset retirement obligations of $29,644 and $29,423, respectively.  These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.  This liability is included in other long-term liabilities.

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

Deposits

Deposits represent payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment.  Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered.  Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets.  Deposits were $1,578,182 and $839,005 as of March 31, 2013 and December 31, 2012, respectively.

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

Shipping and Handling Costs

The Company’s shipping and handling costs of $13,357 and $13,335 for the three month periods ended March 31, 2013 and 2012, respectively, are included in cost of goods sold for all periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $2,865 and $5,757 for the periods ended March 31, 2013 and 2012, respectively.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the periods ended March 31, 2013 and 2012, the Company expensed $109,046 and $95,150, respectively, towards research and development costs. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Amounts included in the consolidated statement of operations have been translated using the average exchange rate for the period. Foreign exchange losses of $11,657 and $16,603 are included as general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at March 31, 2013 or December 31, 2012. The Company files tax returns in the US federal and state jurisdictions as well as in Canada.  The years ended December 31, 2009 through December 31, 2012 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive.  For the periods ended March 31, 2013 and 2012, potentially dilutive common stock equivalents consisted of the Preferred Stock Series B, the Common Stock Warrants and the outstanding stock based compensation awards, which were not included in the calculation of diluted loss per share, as the impact would have been anti-dilutive.

Segment Reporting

The Company operates in two reportable segments. ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in their consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our operating segments include plastic to oil conversion (Plastic2Oil), which includes our fuel sales as well as sales of waste paper fiber and Data Recovery and Migration, our magnetic tape reading segment. Our chief operating decision maker is the Company’s Chief Executive Officer.

Concentrations and Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s policy is to place our cash and cash equivalents with high credit quality financial institutions that are insured by the FDIC, however, account balances may at times exceed insured limits. The Company extends limited credit to its customers based upon their creditworthiness and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

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

The carrying amounts of cash and cash equivalents, cash held in attorney trust, restricted cash, accounts receivable, accounts payable, accrued expenses, mortgage payable and capital leases approximate their fair values because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The short-term notes receivable is carried at fair value and is valued using Level 2 inputs, see Note 13.

Reclassifications

To conform with the basis of presentation adopted in the current year, certain figures previously reported have been reclassified.

Specifically, during 2012, the Company identified certain amounts of employee payroll related to employees that were predominantly involved in research and development activities as defined under ASC 730-10-25. Accordingly, it was determined that the employee payroll expenses related to these individuals should be reclassified from selling, general and administrative expenses to research and development for all periods presented.  The resulting impact is a reclassification of $95,150 for the period ended March 31, 2012 As this is a reclassification between two expense categories, there is no impact on the balance sheet, net loss, accumulated deficit or cash flows for the all periods presented.  Additionally, the opening balances of additional paid in capital and accumulated deficit were overstated and understated by $16,193, respectively.  This amount has been reclassified into the correct accounts for the balance sheet as of December 31, 2012.  This reclassification had no impact on the balance sheet, net loss or cash flows for the periods presented.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

There are no recently adopted accounting pronouncements that impact the Company’s financial statements.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

The Company believes the above discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

NOTE 4 – INVENTORIES, NET

Inventories consist of the following:

	March 31, 2013	December 31, 2012

Raw materials	$276,272	$222,642

Finished goods	70,244	74,077
Obsolescence reserve	(56,623)	(56,623)

Total inventories	$289,893	$240,096

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

March 31, 2013	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$77,907	$(13,125)	$64,782
Machinery and office equipment	4,923,150	(1,376,383)	3,546,767
Furniture and fixtures	24,918	(13,134)	11,784
Land	273,118	-	273,118
Asset retirement obligation	27,745	(2,497)	25,248
Office and industrial buildings	1,157,794	(76,966)	1,080,828
Fixed assets under capital lease	108,317	(20,962)	87,355
Construction in process	2,124,044	-	2,124,044

	$8,716,993	$(1,503,067)	$7,213,926

December 31, 2012	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$59,271	$(11,787)	$47,484
Machinery and office equipment	4,782,323	(1,187,768)	3,594,555
Furniture and fixtures	24,918	(12,306)	12,612
Land	273,118	-	273,118
Asset retirement obligation	27,745	(2,220)	25,525
Office and industrial buildings	1,126,522	(65,593)	1,060,929
Fixed assets under capital lease	108,317	(17,094)	91,223
Construction in process	1,780,613	-	1,780,613

	$8,182,827	$(1,296,768)	$6,886,059

As of March 31, 2013 and 2012, the Company had recorded impairment losses on property, plant and equipment of $Nil and $36,500, respectively.  These charges related to the impairment of tape reading equipment in the Data Business.

For the period ended March 31, 2013, total depreciation expense consists of $7,646 included in Cost of Sales (March 31, 2012 - $2,838) and depreciation of property, plant and equipment and accretion of long-term liability of $189,327 (March 31, 2012 - $137,196), which is separately disclosed in the condensed consolidated statements of operations.

NOTE 6 – SHORT-TERM NOTES RECEIVABLE

Upon consummation of the sale of Pak-It, the Company entered into a long-term note receivable (the “Note”) with the buyer of Pak-It in the amount of $500,000.  The Note was recorded as of the date of closing at the fair value determined by discounting the face value of the Note using 7%, based on factors considered by the Company at the time of recording the Note.  Interest income is amortized into the value of the Note during the life of the Note and is recognized as interest income throughout the term of the Note, which is due on July 1, 2013.  Interest income recognized on the Note for the periods ended March 31, 2013 and 2012 were $6,139 and $Nil, respectively.

NOTE 7 – RESTRICTED CASH AND LETTER OF CREDIT

	March 31, 2013	December 31, 2012

Restricted Cash securing $100,000 Letter of Credit	$100,047	$100,022

During 2012, the Company entered into a letter of credit with one of its financial institutions to secure a performance bond required by a governmental agency for the sale of fuel.  This letter of credit is fully secured by restricted cash held by this institution and was not utilized at any point during the period ended March 31, 2013.  Restricted cash consists of $100,000 plus interest earned on the balance.

NOTE 8 - INCOME TAXES

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  As of March 31, 2013 and 2012, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada.  The Company had no income tax expense on its $2,714,521 pre-tax loss from continuing operations for the three months ended March 31, 2013.  The Company recognized no income tax expense based on its $2,770,493 pre-tax loss from continuing operations and $57,736 pre-tax loss from discontinued operations for the three months ended March 31, 2012.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.   For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense.   The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses.   As of March 31, 2013 and 2012, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The years ending December 31, 2009 through December 31, 2012 are open tax years.

NOTE 9 – LONG TERM DEBT & MORTGAGE PAYABLE

	March 31, 2013	December 31, 2012
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity.	$280,700	$280,700
Equipment capital lease bears interest at 5.0% per annum, secured by the equipment and matures in April 2015, repayable in monthly installments of approximately $360.	9,424	9,485
Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matures in November 2015, repayable in monthly installments of approximately $516	14,352	17,000
Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, repayable in monthly installments of approximately $1,194.	27,464	30,599
	331,940	337,784
Less: current portion	23,223	23,068
	$308,717	$314,716

The following annual payments of principal are required over the next five years in respect of the mortgage and capital leases:

Annual Payments
To March 31, 2014	$23,223
To March 31, 2015	24,306
To March 31, 2016	284,411
Total repayments	$331,940

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

Our lease on the Recycling Facility contained both a rent free period as well as rent escalations. In order to recognize these items on a straight-line basis over the term of the lease the Company has recorded a deferred rent liability of $63,173 and $60,277, which is included in accrued liabilities at both March 31, 2013 and December 31, 2012.

All future payments required under various agreements are summarized below:

To March 31, 2014	$97,500
To March 31, 2015	102,000
To March 31, 2016	102,000
To March 31, 2017	102,000
To March 31, 2018	103,500
Thereafter	1,467,000
Total	$1,974,000

Contingencies

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  The debt in the amount of $346,386 was written off.  Prior to December 31, 2011, the former employee settled the dispute with the Company and agreed to repay $250,813 to the Company.  The employee owns shares of the Company and will sell and use the proceeds to make the repayments.  The Company recognizes these receipts as recoveries when realized.  As of March 31, 2013, the Company has received $94,250 of repayments; however, no repayments were received during the period ended March 31, 2013.

As previously reported, on July 28, 2011, certain of the Company’s stockholders filed a class action lawsuit against the Company and Messrs. Bordynuik and Baldwin on behalf of purchasers of its securities.  In an amended complaint filed on July 10, 2012, these shareholders sought to represent such purchasers during the period August 28, 2009 and January 4, 2012. The original and amended complaints in that case, filed in federal court in Nevada, allege that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about the Company’s business, operations, and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the defendants made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that the Media Credits were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company's financial results were not prepared in accordance with Generally Accepted Accounting Principles; (4) that the Company lacked adequate internal and financial controls.  During the quarter ended June 30, 2012, a lead plaintiff was appointed in the case and an amended complaint was filed. The defendants’ answer to the amended complaint was filed during the fourth quarter of 2012.  Subsequently, a case management order was entered and limited discovery commenced.  The Company cannot predict the outcome of the class action litigation at this time.

As previously reported, on January 4, 2012, the Securities and Exchange Commission filed a civil complaint in federal court in Massachusetts against the Company. The complaint alleges that the Company reported materially false and inaccurate financial information in our financial statements (which were later restated) for the third quarter of 2009 and the year end 2009 by overvaluing certain media credits (“Media Credits”) on its balance sheet, in violation of, among other things, the antifraud, reporting, books and records, internal controls and periodic report certification provisions of the U.S. Securities Laws.  The Complaint named the Company’s former Chief Executive Officer and current Chief of Technology, John Bordynuik, and its former Chief Financial Officer, Ronald Baldwin, Jr., as co-defendants. Among other relief requested, the complaint sought an order requiring the defendants to pay unspecified disgorgement and civil penalty amounts.  The SEC approved a settlement under which the Company and its former Chief Executive Officer and current Chief of Technology, John Bordynuik, would pay fines of $150,000 and $110,000, respectively, and consent to the imposition of injunctions against future violations.  During the quarter ended March 31, 2013, the court approved this settlement and the Company paid $150,000 which had previously been accrued for and was classified as cash held in attorney trust at December 31, 2012.

As previously reported, on March 16, 2012, a stockholder derivative suit was filed in the U.S. District Court in the State of Massachusetts, naming the Company as a nominal defendant and naming as defendants each member of the Board of Directors (the “Board”) of the Company, including current director Mr. John Wesson, former director Mr. John Bordynuik and other former directors.  The complaint alleges that the individual members of the Board breached their fiduciary duties to the Company in connection with the alleged improper accounting treatment of the Media Credits and public disclosures regarding the status of its Plastic2Oil, or P2O, process.  During the third and fourth quarters of 2012, the individual defendants filed a motion to dismiss the complaint arguing, among other things, that the plaintiff stockholder failed to allege sufficient facts demonstrating that presenting a demand  to the Company’s Board of Directors prior to filing suit would have been futile.  The plaintiff filed an opposition to this motion and the Company has replied to that opposition.  The Company cannot predict the outcome of the litigation at this time.

At March 31, 2013, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the condensed consolidated financial statements of the Company.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

During the first quarter of 2013, the Company issued 34,247 shares of common stock that had previously been subscribed.  These shares were valued at $0.73 per share, on the date of approval by the Board of Directors.

Warrants

Pursuant to a private placement that took place between December 30, 2011 and January 6, 2012, the Company issued 1,997,500 warrants to purchase shares of common stock for $2.00 to the subscribers of the December 2011 through January 2012 private placements.  The warrants have an eighteen month term from the date of issuance and expire on July 6, 2013.  As of March 31, 2013, all 1,997,500 warrants were still outstanding.  As of the date of their issuance, the warrants were determined to have a fair value of $1.02.  The Company determined this valuation through use of a binomial pricing model, the assumptions in valuing these Warrants consisted of:

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

Series B Preferred Stock

The Series B Preferred Stock was created pursuant to the Certificate of Designation setting forth the powers, designations, preferences, rights, qualifications, limitations and restrictions of the Series B Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 24, 2012 (the “Series B Designation”).  Pursuant to the Series B Designation, the Series B Preferred Stock are convertible at the election of the holder into shares of Common Stock, par value $0.001 per share, of the Company, at the rate of seven (7) shares of Common Stock for each share of Series B Preferred Stock, subject to proportional adjustment for stock splits, combinations, consolidations, stock dividends, stock distributions, recapitalizations, reorganizations, reclassifications and other similar events. Upon any conversion, a holder of shares of Series B Preferred Stock must convert all shares of Series B Preferred Stock then held by such holder. All shares of Series B Preferred Stock that remain outstanding on June 30, 2014 shall be automatically converted into Common Stock.

Pursuant to the Series B Designation, in the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock shall be entitled to receive out of assets of the Company available for distribution to stockholders of the Company, prior and in preference to any distribution to the holders of any other capital stock of the Company, an amount per share of Series B Preferred Stock equal to the original purchase price for such shares of Series B Preferred Stock. The holders of the Series B Preferred Stock will vote together with the Common Stock and not as a separate class, except as otherwise required by law.  Each share of Series B Preferred Stock will have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such shares of Series B Preferred Stock. The approval of the holders of a majority of the Series B Preferred Stock will be required to amend the Certificate of Designation or to alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock in a manner that adversely affects such shares.

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

The Series B Preferred Stock was valued at the subscribed amount less issue costs. The beneficial conversion feature was valued using the number of common shares available upon conversion of all shares of Series B Preferred Stock and the differential between the closing market price of the Company’s Common Stock on the date of the execution of the subscription agreements and the exercise price of the conversion option, the number of shares and market prices are as follows:

Date of Closing	Preferred Shares Issued	Closing Market Price
December 27, 2012	860,544	$0.80
December 31, 2012	285,900	$0.83
January 11, 2013	896,456	$0.81
January 17, 2013	148,100	$0.76
January 31, 2013	109,000	$1.29
Total	2,300,000

The beneficial conversion feature was valued at $2,451,378 on the Preferred Stock Subscribed as at December 31, 2012, and issued during the period ended March 31, 2013, and at $2,817,622 on the additional Preferred Stock Series B shares issued during the period. The beneficial conversion feature is then amortized into accumulated paid in capital as a deemed dividend, since the conversion option may be exercised at any time, the beneficial conversion feature will be amortized over eighteen months, which is the term of the conversion option. During the period ended March 31, 2013, the Company recognized a deemed dividend of $800,818 related to the amortization of the beneficial conversion feature.

The Company incurred stock issue costs in relation to the Series B Preferred Stock.  Stock issue costs of $29,361 were recorded for the Series B Preferred Stock Subscribed as at December 31, 2012, which were issued during the period ending March 31, 2013.  Stock issue costs of $39,154 were recorded for the Series B Preferred Stock subscribed and issued during the period ending March 31, 2013.

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

Valuation of Awards

The per-share fair value of each stock option with a service period condition was determined on the date of grant using the Black-Scholes option pricing model. There has not been an issuance of stock options during the three months ended March 31, 2013 or March 31, 2012.

Stock Options

A summary of stock option activity for the three months ended March 31, 2013 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate (1) Intrinsic Value
Balance as of December 31, 2012	5,240,000	$1.50	$-

Granted	-	-
Exercised	-	-
Cancelled	-	-

Balance as of March 31, 2013	5,240,000	$1.50	$-

Equity awards available for grant at March 31, 2013	4,721,731

Restricted

The fair value of the restricted stock is expensed ratably over the vesting period.  During the three months ended March 31, 2013 and 2012, no restricted stock was issued.

For the three months ended March 31, 2013 and 2012, the Company recorded compensation expense (included in selling, general and administrative expense) of $260,745 and $Nil, respectively, related to the recognition of the awards over the requisite service period.

During the three months ended March 31, 2013 and 2012, no options or shares of restricted stock vested and no stock options were exercised.

(1)
Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.  As of March 31, 2013, no options that had been granted were “in the money.”

NOTE 13 – FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of the Company’s financial instruments by the following three categories as of March 31, 2013 and December 31, 2012:

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

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

		March 31, 2013	December 31, 2012
Balance Sheet Classification
Short term notes receivable	Level 1	$-	$-
	Level 2	493,861	487,722
	Level 3	-	-
		$493,861	$487,722

We have elected to use the income approach to value the short term note receivable, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically Prime interest rates). Mid-market pricing is used as a practical expedient for fair value measurements. Fair value measurement of the asset must reflect the nonperformance risk of the counterparty. Therefore, the impact of the counterparty’s creditworthiness has also been factored into the fair value measurement and did not have a material impact on the fair value of these derivative instruments.  The counterparty is expected to perform under the contractual terms of the note receivable.  Additionally, during the quarter ended March 31, 2013, the Company recognized an increase in the carrying value of its short term note receivable of approximately $6,139 of interest income related to this note, which has been classified as net interest income in the statement of operations.

As of March 31, 2013 and December 31, 2012, the Company has no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, cash held in attorney’s trust, restricted cash, accounts receivable, accounts payable, accrued expenses, notes payable, mortgage payable, short-term loans and stock subscriptions payable.  The estimated fair values of our cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.

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

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

	Three Months Ended March 31, 2013
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$14,920	$181,897	$196,817
Cost of Sales	$8,460	$151,516	$159,976
Total Operating Expenses	$-	$2,755,074	$2,755,074
Net Income (Loss)	$6,460	$(2,720,981)	$(2,714,521)
Total Assets	$58,930	$14,108,775	$14,167,705
Accounts Receivable	$58,930	$85,642	$144,572
Inventories	$-	$289,893	$289,893

	Three Months Ended March 31, 2012
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$-	$226,462	$226,462
Cost of Sales	$-	$177,849	$177,849
Total Operating Expenses	$36,500	$3,031,304	$3,067,804
Net Loss from Continuing Operations	$(36,500)	$(2,733,993)	$(2,770,493)
Total Assets	$-	$7,263,577	$7,263,577
Accounts Receivable	$-	$303,646	$303,646
Inventories	$-	$29,393	$29,393

(1)
 All sales from the Data business were recorded in the United States for the period ended March 31, 2013.  For the period ended March 31, 2013, P2O sales in the United States and Canada were $26,161 and $155,736, respectively.  For the period ended March 31, 2012, P2O sales in the United States and Canada were $56,932 and $169,530, respectively.

(2)
P2O assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility.  As at March 31, 2013, total long-lived assets of $8,002,401 and $789,707 were located in the United States and Canada, respectively.  As at December 31, 2012, total long-lived assets of $5,956,508 and$ 929,551, were located in the United States and Canada, respectively.

NOTE 15 – SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	March 31, 2013	March 31, 2012
Common shares to be issued in connection with acquisition of property, plant and equipment	$-	$35,120
Common shares to be issued in connection with various services rendered	$-	$783,878
Stock based compensation	$260,745	$-
Short term loan settled through share issuance	$-	$200,000
Note receivable from sale of Pak-It	$-	$467,257
Derivative equity liability incurred in conjunction with December 2011 - January 2012 Private Placement	$-	$1,000,643

NOTE 16 – DISCONTINUED OPERATIONS

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

As of March 31, 2013 and December 31, 2012, no assets related to Javaco remained.

There are no operations of Javaco included in the condensed consolidated financial statements as of March 31, 2013.  The results of operations from Javaco for the three months ended March 31, 2012 have been classified as discontinued operations and are as follows:

Condensed Statements of Operations

Three Months Ended March 31, 2012

Revenues	$406,718

Cost of sales	339,658
Gross profit	67,060
Operating expenses	(125,738)

Other expense	(942)
Loss before income taxes	(59,620)
Future income tax recovery	-

Loss from discontinued operations, net of taxes	$(59,620)

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

During the period ended March 31, 2013, 92.4% (March 31, 2012 – 67.3%) of total net sales were generated from 3 (2012 – 3) customers.  As at March 31, 2013, 4 (December 31, 2012 – 2) customers accounted for 90.5% (December 31, 2012 – 50.6%) of accounts receivable.

For the period ended March 31, 2013, the Company had approximately 29.1% of its purchases from 1 vendor (2012 – Nil).  As at March 31, 2013 this vendor accounted for 9.8% (December 31, 2012 – 19.2%) of accounts payable.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet and has identified the following:

Subsequent to March 31, 2013, the Company issued 51,168 shares of the Company’s common stock, for services, that had previously been subscribed.  The shares were valued at a price of $0.70 per share.

On April 19, 2013, John Wesson resigned as a member of the Board of Directors of JBI, Inc. and from each committee of the Board.

On May 1, 2013, Kevin Rauber informed the Board of Directors (the “Board”) of JBI, Inc. (the “Company”) of his resignation from his positions as the Company’s President and Chief Executive Officer and from the Board, effective May 2, 2013.  In connection with Mr. Rauber’s resignation, Mr. Rauber and the Company executed a separation agreement (the "Separation Agreement") on May 1, 2013. Pursuant to the terms of the Separation Agreement, Mr. Rauber will receive payment of the equivalent of four months of his base salary ($83,333) payable in accordance with the Company’s payroll practices and immediate accelerated vesting of options to purchase 200,000 shares of the Company’s common stock.  The exercise period of the vested options will be extended from ninety (90) days to seven years after execution of the Separation Agreement.  The remaining unvested options held by Mr. Rauber will be forfeited. In addition, Mr. Rauber will receive continued coverage under the Company's benefit plans or equivalent coverage through July 31, 2013.

On May 2, 2013, Tony Bogolin, the Company’s Chief Operating Officer, was appointed to the role of the Company's President and Chief Executive Officer as well as a director of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following management’s discussion and analysis (the “MD&A”) of the results of operations contains “forward looking statements” within the meaning of applicable securities laws.  Such statements include, but are not limited to, statements with respect to our beliefs, plans, strategies, objectives, goals and expectations, including expectations about our future financial or operating performance and ours projects, capital expenditures, capital needs, government regulation of the industry, environmental risks, limitations of insurance coverage, and the timing and possible outcome of regulatory matters, including the granting of patents and permits.  Words such as “expect”, “anticipate”, “intend”, “attempt”, “may”, “will”, “plan”, “believe”, “seek”, “estimate”, and variations of such words and similar expressions are intended to identify such forward looking information. These statements are not guarantees of future performance and involve assumptions, risks and uncertainties that are difficult to predict.

These statements are based on and were developed using a number of factors and assumptions including, but not limited to: stability in the U.S. and other foreign economies; stability in the availability and pricing of raw materials, energy and supplies; stability in the competitive environment; our continued ability to access cost effective capital when needed; and no unexpected or unforeseen events occurring that would materially alter our’s current plans.   All of these assumptions have been derived from statements currently available to us including information obtained by us from third party sources. Although management believes that these assumptions are reasonable, these assumptions may prove to be incorrect in whole or in part. As a result of these and other factors, actual results may differ materially from those expressed, implied or forecasted in such forward looking statements, which reflect our expectations only as of the date hereof.

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and our inability to control commodity prices; risks associated with the regulatory environment within which we operate; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements are discussed in more detail in the section entitled “Risk Factors” in Part IA of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2012.

We do not intend to, and the Company disclaims any obligation to, update any forward looking statements , whether written or oral, or whether as a result of new information, future events or otherwise, except as required by law.

For financial reporting purposes, we operate two business segments, which are our fuel production business using our P2O solution, which also includes revenue from waste paper fiber and our Data Recovery & Migration Business.  Previously, we operated an electronic and video equipment distribution business, conducted by Javaco, Inc. (“Javaco”).  As of March 31, 2013, no assets related to Javaco remained on the books.  For the period ending March 31, 2012, the operations of Javaco have been classified as discontinued.

Our P2O business has begun the transition from research and development to a commercial production business. We anticipate that this segment will continue to grow and ultimately will account for substantially all of our revenues for the remainder of 2013 and periods thereafter.   Historically, however, our revenues have been derived primarily from our other segments and products, including those noted above as discontinued operations.

Plastic2Oil Business

Our P2O solution is a proprietary process that converts waste plastic into fuel through a series of chemical reactions.  We developed this process in 2009 and began limited commercial production in 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility.  Currently, as of the filing of this report, we have two operational P2O processors and are in the process of assembling a third, all of which are located in Niagara Falls, NY.  Each of these processors are capable of producing naphtha, Fuel Oil No. 2 and Fuel Oil No. 6, which are fuels produced to the specifications published by ASTM International, the organization that establishes the international technical standards for fuel products.  Our process also produces two by-products, an off-gas similar to natural gas and a petcoke carbon residue.  The off-gas is used in our process to fuel the burners when the processors are in steady operating state and the petcoke carbon residue is scrapped.  We currently sell our fuel product to fuel wholesalers and directly to commercial and industrial end-users.

Our P2O process accepts certain mixed, unwashed waste plastics. Although many sources of plastic waste are available, we concentrate our feedstock procurement efforts on sources primarily including post-commercial and industrial waste plastic.  Generally, this waste stream offers a more constant supply of the same waste streams, requiring less ongoing testing of the plastics and more consistent deliveries of feedstock.

As we move from research and development to commercial production, we plan to grow from both expansion of current production capabilities and through expansion of new locations and processors.  In the future, we do not anticipate providing updates at a processor by processor level. However, in an effort to give a update, the following is the current status of our processors as of the date of this filing:

●
Processor #1 – This is our first processor that was built and provided key research and development data.  The new layout of Processor #1 has resulted in a lower feedrate than our other processor, however, we have been able to have regular runs, consisting of lower amounts of feedstock and shorter timeframes from this processor, while still generating high quality fuel.  The run times and amount of feedstock able to be processed during a cycle is dependent on the types of feedstock put into the processor.

●
Processor #2 – The second processor operated throughout the first quarter.  As previously disclosed, during January 2013, after the successful testing of processing heat transfer fluid through Processor #2, we had residual downtime on the processor caused by certain preventative maintenance and follow-up testing from the heat transfer fluid trial period.  Also, as previously disclosed, weather related feedstock issues also contributed to downtime during January and the early part of February.  Since then, we have been operating Processor #2 on a regular basis based on our production schedules.

●
Processor #3 – The assembly of the third processor is nearing completion.  at our Niagara Falls facility.  Highlights of the progress include:
•  All kilns and towers are in place;
•  Erection of the emission stack is nearly complete;
•  50,000 gallons of new fuel storage tanks are in place and connected;
•  Two new loading docks are in place to enable increased material handling of feedstock;
•  Testing of all subsystems is expected to begin shortly.

●
Other –We are continuing to negotiate the final site details with RockTenn and have been in constant contact with our fabricator partners regarding the longer lead time components for this site.  We expect that upon final approval of the contracts, we will have the components ready to begin construction.

Routinely, our fuel buyers have communicated that they are very pleased with the quality of all of our fuel products.  Our fuel is sold without the need for additives or further refining, directly from our processors to our customers.  We remain extremely satisfied with our processors’ ability to make a range of fuels, which allows us to take advantage of changing market conditions.

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

Results of Operations

Quarter ended March 31, 2013 compared to March 31, 2012

Revenue

Revenue is primarily derived from our P2O business through the sale of our fuels and processed waste paper fiber.  Additionally, from time to time, we are able to supplement this revenue with revenue from our Data Business through reading and interpreting magnetic tape media, dependent on the time constraints of our founder, John Bordynuik.  The following table shows a breakdown of our revenues from these sources.

Revenue	Quarter ended March 31, 2013	Quarter ended March 31, 2012	% Change
P2O Revenue
Fuels	$129,873	$120,678	7.6
Waste paper fiber	52,024	105,784	(50.8)
Total P2O Revenue	181,897	226,462	(19.7)

Data Business	14,920	-	100.0
TOTAL REVENUE	$196,817	$226,462	(13.1)

Our fuel revenue comprised approximately 66% of our total revenue for the quarter ended March 31, 2013, as compared to approximately 53% for the quarter ended March 31, 2012.  Fuel sales are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold.  Our fuels are sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers.  Generally, we are able to obtain a higher price per gallon for our Fuel Oil No. 2 as compared to Fuel Oil No. 6, and a significantly lower price for our Naphtha.  The increase in fuel revenue in the first quarter of 2013 as compared to the same period in 2012 was mainly due to increased production from Processor #2, which came online in March of 2012 and increased output from Processor #1 which did not produce any fuel subsequent to early February 2012.  The following tables provide a comparison of production and sales of our three specific fuels for the quarters ended March 31, 2013 and 2012 as well as a comparison of our average price per gallon of fuel sold in each of the two periods.

	Gallons Produced (Quarter ended March 31,)			Gallons Sold (Quarter ended March 31,)
Fuel Type	2013	2012	% Change	2013	2012	% Change
Fuel Oil No. 6	45,244	41,852	8.1	38,677	53,069	(27.1)
Fuel Oil No. 2	7,093	-	N/A	10,139	-	N/A
Naphtha	23,723	22,538	5.3	25,535	19,538	30.7
TOTAL	76,060	64,390	18.1	74,351	72,607	2.4

Fuel Type	2013 Average Price per Gallon	2012 Average Price per Gallon	% Change
Fuel Oil No. 6	$1.87	$1.87	0.02
Fuel Oil No. 2	2.48	-	N/A
Naphtha	1.00	1.04	(3.8)

Revenues from the Data Business were driven by the completion of open and outstanding purchase orders.  During the first quarter of 2013, we were able to complete certain open orders and ship them to the customer and recognize the related revenue.

Cost of Goods Sold

Our costs of goods sold consist of feedstock procurement costs, overhead incurred at both our recycling facility in Thorold, Ontario and our Niagara Falls, NY facility as well as the freight associated with the shipments of our plastics and fuels.  The costs incurred at our recycling facility are directly proportional to the amount of plastic that is processed at this facility as well as the costs incurred to process waste paper fiber.   Our feedstock procurement strategy is geared towards obtaining significant amounts of high quality feedstock at the lowest pricing available.  The following table provides a breakdown of the costs of goods sold:

Cost of Goods Sold	Quarter ended March 31, 2013	Quarter ended March 31, 2012	% Change
P2O COGS
Fuels	$128,864	149,292	(13.7)
Waste paper fiber	22,652	28,557	(20.7)
Total P2O COGS	151,516	$177,849	(14.8)

Data Business	8,460	-	N/A
TOTAL COGS	$159,976	$177,849	(14.8)

Cost of goods sold decreased 14.8% in the first quarter of 2013 as compared to same period of 2012 as a result of decreases of the costs for the procurement of feedstock, lower processing costs and decreases in the transportation costs of material feedstock and fuel shipments.  The following is a detail of the cost per gallon of fuel as well as the individual components that make-up the cost per gallon.

Fuel Type	2013 Average Cost per Gallon	2012 Average Cost per Gallon	% Change
Fuel Oil No. 6	$1.73	$2.27	(23.8)
Fuel Oil No. 2	$1.73	$2.27	(23.8)
Naphtha	$1.73	$2.27	(23.8)

Cost of Goods Sold Components	2013 Percentage Cost per Gallon (%)	2012 Percentage Cost per Gallon (%)	% Change
Feedstock Costs	43.9	44.1	(0.3)
Preprocessing Costs	37.0	39.2	(5.64)
P2O Plant Costs	14.5	13.2	9.34
Freight	4.6	3.5	31.2

The costs of goods related to waste paper fiber are comprised primarily of the direct material costs to acquire the material prior to processing and selling the recycled material.

The cost of goods sold related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data.

Total Gross Profit

Gross Profit	Quarter ended March 31, 2013	Gross Profit % - Quarter ended March 31, 2013	Quarter ended March, 31 2012	Gross Profit % - Quarter ended March 31, 2012
P2O
Fuels	$1,009	0.8	$(28,614)	(46.0)
Waste paper fiber	29,372	56.5	77,227	73.0
Total P2O Gross Profit	30,381	16.7	48,613	9.6

Data Business	6,460	43.3	-	-
TOTAL GROSS PROFIT	36,841	18.7	48,613	9.6

For the quarters ended March 31, 2013 and 2012, we recorded a total gross profit of $36,841 and $48,613, respectively.

The gross profit related to our fuel sales for the first quarter of 2013 was positively impacted by our ability to secure pricing for feedstock that was lower than during the same period of 2012.

Our gross profit of $29,372 related to waste paper fiber was mainly driven by the commodities markets for the product.  We are generally able to procure waste paper fiber at low costs and then bale the raw materials for sales to local paper mills.  Additionally, we use the waste paper fiber markets to gain access to other feedstock waste streams.

The gross profit of $6,460 in the Data Business was mainly due to the limited capital needed to read the magnetic tapes and minimal staffing that we maintain to perform these functions.

Operating Expenses

We incurred operating expenses of $2,755,074 during the quarter ended March 31, 2013, compared to $3,067,804 for the quarter ended March 31, 2012.  This is a decrease in the current period, mainly driven by a decrease in accounting fees and stock compensation expense, and offset by increases in payroll as the Company continues to execute on the construction of the third processor, legal fees as the Company continues to work diligently to finalize all outstanding litigation and insurance costs, which are related to the Company’s expansion and need for additional coverage.  A breakdown of the components of operating expenses for the quarters ended March 31, 2013 and 2012 are as follows:

Operating Expenses	Quarter ended March 31, 2013 ($)	Quarter ended March 31, 2012 ($)
Selling, General and Administrative expenses	2,456,701	2,798,958
Depreciation & Accretion	189,327	137,196
Research & Development	109,046	95,150
Impairment Loss	-	36,500
Total Operating Expenses	2,755,074	3,067,804

Non-Operating Expenses

Interest Expenses

For the quarter ended March 31, 2013, we had net interest income of $2,076 compared to incurring net interest expense of $7,388 for the quarter ended March 31, 2012.

Gain on Fair Value Measurement of Equity Derivative Liability

For the quarter ended March 31, 2012 we recorded a gain of $213,812 on the fair value measurement of the price protection clause contained in the Private Placement that occurred in January 2012.   This gain was based on the difference between the closing price of our common stock on the valuation date (January 6, 2012) when we closed the private placement and the closing price of our common stock when the price protection clause was triggered (June 7, 2012) and subsequently paid to the requisite investors.  There was no such clause in any future private placement and thus, no similar amount in the period ending March 31, 2013.

Income Tax Expenses

For the quarters ending March 31, 2013 and 2012, we had no federal taxable income due to net losses and have recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the quarters ending March 31, 2013 and 2012, we incurred $Nil current income tax and future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $2,714,521 in the quarter ended March 31, 2013 compared to a net loss of $2,828,229 in the quarter ended March 31, 2012.  These losses consisted of losses from continuing operations of $2,714,521 and $2,770,493 for the quarters ended March 31, 2013 and 2012, respectively, and losses from discontinued operations of $Nil and $57,736 for the quarters ended March 31, 2013 and 2012, respectively.  The decrease in net loss for the quarter ended March 31, 2013 was driven mainly by the exclusion of the losses on discontinued operations from Javaco which were included in 2012, coupled with the reductions in operating expenses we realized in the current year, as discussed previously.

Liquidity and Capital Resources

As of March 31, 2013 the Company had cash and cash equivalents of $3,963,490 on hand.  The Company does not currently have a formal cash management policy in place but continues to investigate the potential for implementing one to manage future cash flow.

The Company’s cash flow for the periods are summarized below:

	2013	2012
Net loss from continuing operations	$(2,714,521)	$(2,770,493)
Net loss from discontinued operations	-	(57,736)
Items not affecting cash	451,554	676,703
Working capital changes	(712,962)	489,752
Investing activities	(1,024,507)	(1,218,895)
Financing activities	3,998,292	745,000
Decrease in cash	$(2,230)	$(2,135,669)

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

The Company’s limited capital resources and recurring losses from operations raise substantial doubt about its ability to continue as a going concern and may adversely affect the ability to raise additional capital. The audit report prepared by the Company’s independent registered public accounting firm relating to its consolidated financial statements for the year ended December 31, 2012 includes an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

In the periods ending March 31, 2013 and 2012, the Company had significant charges included in the reported Net Loss that had no effect on cash flows.  In both periods, these charges included depreciation of property, plant and equipment, allowances for uncollectible amounts, and stock issued for services.  In addition, in the prior period ending March 31, 2012, the Company recorded an adjustment for the mark-to-market adjustment of the Company’s derivative equity liability related to the price protection clause issued to investors in the Company’s January 2012 private offering.  There were no such clauses in recent placements and therefore, no corresponding amounts arose in the quarter ending March 31, 2013.

Investing activities include the Company’s cash investment in property, plant and equipment which amounted to $1,024,507 in the current period, as compared to $1,218,895 in the first quarter of 2012.   As we continue to grow and expand the number of processors, potential P2O location and make any necessary modifications to the processor, buildings housing the processors and other enhancements, we expect to continue to make significant investment in property, plant and equipment in future periods.

Financing activities in the quarter ended March 31, 2013 represent the cash received upon the issuance of Series B Preferred Stock during the period. During the same period of 2012, cash from financing activities represented cash received from stock issuances and stock subscription advances as well as short term loans, offset by repayments of stock subscription advances.  We expect to rely upon proceeds from future private placements of equity and debt securities to implement our growth and construction plans and meet our liquidity needs going forward.

While the Company has been successful in securing financing, in sufficient amounts and under suitable terms, to meet its needs in the past there is no assurance that it will be able to do so in the future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than those items listed in Note 10 to the condensed consolidated financial statements as Commitments.

Transactions with Related parties

There are no related party transactions to report.

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

The Company has disclosed its accounting policies in “NOTE 2 – SUMMARY OF ACCOUNTING POLICIES” in the Notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  The following accounting policies provide an update to those included under the same captions in the Company’s Annual Report on Form 10-K.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. Accounts receivable determined to be uncollectible are recognized using the allowance method. The allowance for uncollectible accounts for the period ended March 31, 2013 and year ended December 31, 2012 was $10,507 and $57,991.

Inventories

Inventories, consist of plastics and processed fuel at P2O and are stated at the lower of cost or market. The Company uses an average costing method for determining cost (see Note 4). Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.

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

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in amortization expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  The balance of such asset retirement obligation is included in other long-term liabilities with balances of $29,644 and $29,423 as of March 31, 2013 and December 31, 2012, respectively.

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

Subsequent Events

Subsequent to March 31, 2013, the Company issued 51,168 shares of the Company’s common stock, for services, that had previously been subscribed.  The shares were valued at a price of $0.70 per share.

On April 19, 2013, John Wesson resigned as a member of the Board of Directors of JBI, Inc. and from each committee of the Board.

On May 1, 2013, Kevin Rauber informed the Board of Directors (the “Board”) of JBI, Inc. (the “Company”) of his resignation from his positions as the Company’s President and Chief Executive Officer and from the Board, effective May 2, 2013.  In connection with Mr. Rauber’s resignation, Mr. Rauber and the Company executed a separation agreement (the "Separation Agreement") on May 1, 2013. Pursuant to the terms of the Separation Agreement, Mr. Rauber will receive payment of the equivalent of four months of his base salary ($83,333) payable in accordance with the Company’s payroll practices and immediate accelerated vesting of options to purchase 200,000 shares of the Company’s common stock.  The exercise period of the vested options will be extended from ninety (90) days to seven years after execution of the Separation Agreement.  The remaining unvested options held by Mr. Rauber will be forfeited. In addition, Mr. Rauber will receive continued coverage under the Company's benefit plans or equivalent coverage through July 31, 2013.

On May 2, 2013, Tony Bogolin, the Company’s Chief Operating Officer, wasappointed to the role of the Company's President and Chief Executive Officer as well as a director of the Company.

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

Interest Rate Risk

We deposit surplus funds with banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of current portion of capital leases outstanding as of March 31, 2013 and December 31, 2012 was $23,223 and $23,068, respectively. We are exposed to interest rate risk primarily with respect to our capital leases and mortgage.

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

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the period covered by this report, in order to remediate the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, we have taken numerous steps to address the underlying causes of the internal control deficiencies, primarily through the development of and documentation of policies and processes as well as the implementation of these policies and procedures.

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

We are subject to various types of litigation arising out of our operations in the normal course of business. We believe we have adequate reserves for these liabilities and that there is no individual case or group of related cases pending that is likely to have a material adverse effect on our financial condition or results of operations. Other than the litigation described immediately below, we are not engaged in any litigation which we believe is material to our operations. Additionally, we maintain insurance policies with insurers in amounts and with coverage and deductibles as our board of directors believes are reasonable and prudent.  However, we cannot be assured that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

As previously reported, on January 4, 2012, the Securities and Exchange Commission filed a civil complaint in federal court in Massachusetts against us. The complaint alleges that we reported materially false and inaccurate financial information in our financial statements (which were later restated) for the third quarter of 2009 and the year end 2009 by overvaluing certain media credits (“Media Credits”) on its balance sheet, in violation of, among other things, the antifraud, reporting, books and records, internal controls and periodic report certification provisions of the U.S. Securities Laws.  The Complaint named the Company’s former Chief Executive Officer and current Chief of Technology, John Bordynuik, and its former Chief Financial Officer, Ronald Baldwin, Jr., as co-defendants. Among other relief requested, the complaint sought an order requiring the defendants to pay unspecified disgorgement and civil penalty amounts.  Subsequent to year-end, the SEC approved a settlement under which the Company and its former Chief Executive Officer and current Chief of Technology, John Bordynuik, would pay fines of $150,000 and $110,000, respectively, and consent to the imposition of injunctions against future violations.  During the quarter ended March 31, 2013, the court approved this settlement and the Company paid $150,000 which had previously been accrued for and was classified as cash held in attorney trust at December 31, 2012.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)           Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy ExtensionDefinition Linkbase Document
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBI, INC.
Date: May 10, 2013	By:	/s/ Tony Bogolin
Name: Tony Bogolin
Title: President and Chief Executive Officer (Principal Executive Officer)