Form 10-Q
period 2013-06-30
JBI, INC.
filed 2013-08-15
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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

As of August 14, 2013, there were 90,473,942 shares of Common Stock, $0.001 par value per share, issued and outstanding.

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

Unless otherwise noted, references in this registration statement to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

  PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,078,073	$3,965,720
Cash held in attorney trust (Note 2)	25,153	184,789
Restricted cash (Note 7)	100,072	100,022
Accounts receivable, net of allowance for doubtful accounts of $27,810 (December 31, 2012 - $57,991) (Note 2)	59,166	240,139
Inventories, net of reserve of $56,623 (December 31, 2012 - $56,623) (Note 4)	492,043	240,096
Short-term note receivable, net of reserve of $500,000 (Note 6)	-	487,722
Prepaid expenses and other current assets	217,261	419,849
TOTAL CURRENT ASSETS	1,971,768	5,638,337

PROPERTY, PLANT AND EQUIPMENT, NET (Note 5)	9,022,415	6,886,059
OTHER ASSETS
Deposits (Note 2)	1,484,453	839,005

TOTAL ASSETS	$12,478,636	$13,363,401
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,887,303	$1,608,575
Accrued expenses	944,937	1,081,100
Customer advances	26,120	26,120
Mortgage payable and capital leases – current portion (Note 9)	23,353	23,068
TOTAL CURRENT LIABILITIES	2,881,713	2,738,863

LONG-TERM LIABILITIES
Other long-term liabilities (Note 2)	29,864	29,423
Mortgage payable and capital leases (Note 9)	303,158	314,716
TOTAL LIABILITIES	3,214,735	3,083,002
Subsequent Events (Note 18)
Commitments and Contingencies (Note 10)
STOCKHOLDERS' EQUITY (Note 11)
PREFERRED STOCK (5,000,000 shares authorized, 3,300,000 issued and outstanding)
Preferred Stock, Series B, par $0.001; 2,300,000 shares, authorized, convertible into 16,100,000 shares of Common Stock, 2,300,000 shares issued and outstanding (December 31, 2012 – Nil)	7,981,484	-
Preferred Stock, Series B, beneficial conversion feature (“BCF”) discount	(3,587,316)	-
Preferred Stock, Series B subscribed	-	1,531,814
Preferred Stock, Series A, par $0.001; 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	1,000	1,000
COMMON STOCK
Common Stock, par $0.001; 150,000,000 authorized, 89,953,142 shares at June 30, 2013 and 89,855,816 shares at December 31, 2012	89,954	89,857
Common Stock Subscribed, Nil shares at cost at June 30, 2013 and 85,415 shares at cost at December 31, 2012	-	60,818
Common Stock Warrants to purchase shares of Common Stock for $2.00 per share, 1,997,500 Warrants outstanding at June 30, 2013 and December 31, 2012	2,037,450	2,037,450

Additional paid in capital (Note 2)	56,379,374	54,427,269
Accumulated deficit (Note 2)	(53,638,045)	(47,867,809)
TOTAL STOCKHOLDERS' EQUITY	9,263,901	10,280,399
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,478,636	$13,363,401

The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Month Periods Ended June 30,
(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
SALES
P2O	$274,335	$405,882	$92,691	$179,420
Other	50,232	-	35,312	-
	324,567	405,882	128,003	179,420

COST OF SALES
P2O	280,768	304,178	129,251	126,329
Other	18,351	-	9,716	-
	299,119	304,178	138,967	126,329

GROSS PROFIT (LOSS)	25,448	101,704	(10,964)	53,091
OPERATING EXPENSES
Selling, general and administrative expenses (Note 2)	4,653,302	6,628,593	2,202,504	3,826,751
Depreciation of property, plant and equipment and accretion of long term liability	397,767	276,243	203,868	139,047
Research and development expenses (Note 2)	257,646	203,637	147,699	108,487
Impairment loss – property, plant and equipment (Note 5)	-	192,831	-	156,331
TOTAL OPERATING EXPENSE	5,308,715	7,301,304	2,554,071	4,230,616
LOSS FROM OPERATIONS	(5,283,267)	(7,199,600)	(2,565,035)	(4,177,525)
OTHER INCOME (EXPENSE)
Gain on fair value measurement of equity derivative liability (Note 11)	-	305,798	-	91,986
Interest income (expense), net	3,935	(3,918)	1,833	2,967
Other income, net	9,096	97,450	7,486	54,182
	13,031	399,330	9,319	149,135
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,270,236)	(6,800,270)	(2,555,716)	(4,028,390)
INCOME TAXES FROM CONTINUING OPERATIONS (Note 8)	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(5,270,236)	(6,800,270)	(2,555,716)	(4,028,390)
NET LOSS FROM DISCONTINUED OPERATIONS (Note 16)	(500,000)	(83,103)	(500,000)	(23,483)
NET LOSS	$(5,770,236)	$(6,883,373)	$(3,055,716)	$(4,051,873)
Basic & diluted loss per share from continuing operations	$(0.06)	$(0.09)	$(0.03)	$(0.05)
Basic & diluted loss per share from discontinued operations	$(0.01)	$-	$(0.01)	$-
Basic & diluted loss per share	$(0.07)	$(0.09)	$(0.04)	$(0.05)
Basic & diluted weighted average number of common shares outstanding (Note 2)	89,905,228	74,284,261	89,936,786	76,508,752

The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Month Period Ended June 30, 2013 (Unaudited)

	Common Stock $0.001 Par Value		Common Stock Subscribed		Common Stock Warrants		Preferred Stock – Series A $0.001 Par Value		Preferred Stock – Series B $0.001 Par Value		Preferred Stock Series B – Beneficial Conversion	Preferred Stock Subscribed		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Amount	Shares	Amount	Shares	Amount	Feature	Shares	Amount	Capital	Deficit	Equity

BALANCE – DECEMBER 31, 2012 (Note 2)	89,855,816	$89,857	85,415	$60,818	1,997,500	$2,037,450	1,000,000	$1,000	-	$-	$-	1,146,444	$1,531,814	$54,427,269	$(47,867,809)	$10,280,399

Common stock issued for services, subscribed in the prior year, $0.73 per share	34,247	34	(34,247)	(25,000)	-	-	-	-	-	-	-	-	-	24,966	-	-

Preferred Stock –Series B, issued during 2013 (net of issue costs)	-	-	-	-	-	-	-	-	1,146,444	3,983,192	(2,451,378)	(1,146,444)	(1,531,814)	-	-	-

Preferred Stock – Series B – issued during 2013 (net of issue costs)	-	-	-	-	-	-	-	-	1,153,556	3,998,292	(2,817,622)	-	-	2,817,622	-	3,998,292

Common stock issued for services, subscribed in the prior year, $0.70 per share	51,168	51	(51,168)	(35,818)	-	-	-	-	-	-	-	-	-	35,767	-	-

Common stock issued for services, $0.46 per share	11,911	12	-	-	-	-	-	-	-	-	-	-	-	5,466	-	5,478

Preferred stock – Series B – Deemed Dividend	-	-	-	-	-	-	-	-			1,681,684	-	-	(1,681,684)	-	-

Stock compensation expense related to granting of stock options.	-	-	-	-	-	-	-	-	-	-	-	-	-	749,968	-	749,968

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,770,236)	(5,770,236)

BALANCE - JUNE 30, 2013	89,953,142	$89,954	-	$-	1,997,500	$2,037,450	1,000,000	$1,000	2,300,000	$7,981,484	$(3,587,316)	-	$-	$56,379,374	$(53,638,045)	$9,263,901

   The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Month Periods Ended June 30,
(Unaudited)

	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$	(5,270,236)	$	(6,800,270)
Net loss from discontinued operations		(500,000)		(83,103)
Items not affecting cash:
Depreciation of property plant and equipment and accretion of long-term liability		407,120		276,243
Other income		(12,328)		(12,000)
Impairment charges		-		192,831
Foreign exchange gain		-		8,091
Mark-to-market adjustment of equity derivative liability		-		(305,798)
Provision for uncollectible accounts		17,153		42,334
Stock based compensation		755,446		2,119,868
Total non-cash items from continuing operations		1,167,391		2,321,569
Non-cash items impacting discontinued operations		500,000		5,592
Working capital changes:
Cash held in attorney trust		159,636		(72,875)
Accounts receivable		163,821		61,137
Recovery of uncollectible accounts		-		(42,000)
Inventories		(251,947)		71,456
Prepaid expenses and other current assets		202,588		44,194
Security deposits and other assets		-		(23,988)
Accounts payable		(811,802)		(961,924)
Accrued expenses		(136,163)		124,208
Other long-term liabilities and customer advances		(115)		(99,820)
Total working capital changes		(673,982)		(899,612)
Changes attributable to discontinued operations		-		467,913

NET CASH USED IN OPERATING ACTIVITIES		(4,776,827)		(4,987,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions		(1,463,664)		(2,443,358)
Deposits for property, plant and equipment		(645,448)		(294,280)
NET CASH USED IN INVESTING ACTIVITIES		(2,109,112)		(2,737,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock – Series B proceeds, net		3,998,292		-
Stock proceeds, net		-		11,698,780
Repayment of stock subscriptions payable advances		-		(100,000)
Repayment of note payable		-		(30,000)
Proceeds from short term loans		-		75,000
NET CASH PROVIDED BY FINANCING ACTIVITIES		3,998,292		11,643,780

NET DECREASE IN CASH AND CASH EQUIVALENTS		(2,887,647)		(3,918,231)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		3,965,720		2,511,469

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$1,078,073		$6,429,700

Supplemental disclosure of cash flow information ( see also Note 15 ):
Cash paid for income taxes		$-		$-
Cash paid for interest		$10,899		$12,104

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

JBI, Inc. (the “Company” or “JBI”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006.  310 had no significant activity from inception through 2009.  In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310.  During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, Plastic2Oil (“P2O”).  Plastic2Oil is a combination of proprietary technologies and processes developed by JBI which convert waste plastics and waste oil into fuel.  JBI currently, as of the date of this filing, operates three processors at its Niagara Falls, NY, facility (the “Niagara Falls Facility”).

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), a distributor of electronic components, including home theater and audio video products.  In July 2012, the Company closed Javaco and sold substantially all its inventory and fixed assets.  The operations of Javaco have been classified as discontinued operations for all periods presented (Note 16).

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has a working capital deficiency of $909,945 and an accumulated deficit of $53,638,045 for the period ended June 30, 2013. The report of the Company’s auditor on the Company’s consolidated financial statements for December 31, 2012 contained cautionary wording related to the Company’s ability to continue as a going concern.  This wording was included in their opinion as a result of the assessment that was made by management’s based on their assessment of potential liquidity problems, working capital issues and negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. To date, the Company has funded its activities almost exclusively from equity financings.

The Company will continue to require substantial funds to continue the expansion of its P2O business to achieve significant commercial production, and to significantly increase sales and marketing efforts. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common and/ or preferred stock and issuances of debt and/ or convertible debt instruments.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1, LLC, JBI (Canada) Inc., John Bordynuik, Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil Marine Inc., Javaco, PakIt and Plastic2Oil Land Inc.  All intercompany transactions and balances have been eliminated on consolidation.  Amounts in the condensed consolidated financial statements are expressed in US dollars. Javaco and PakIt have also been consolidated, however, as mentioned their operations are classified as discontinued operations (Note 16).

Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include amounts for impairment of property, plant and equipment, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities, valuation of the short term note receivable and accounts receivable exposures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash relates to cash on deposit, which secures the Company’s letter of credit with a banking institution, related to a fuel sales bond.

Cash Held in Attorney Trust

The amount held in trust represents retainer payments the Company has made to law firms which were being held on its behalf for the payment of future services.

Accounts Receivable

Accounts receivable represent unsecured obligations due from customers under terms requesting payments upon receipt of invoice up to thirty days, depending on the customer.  Accounts receivable are non-interest bearing and are stated at the amounts billed to the customer net of an allowance for uncollectible accounts.   Customer balances with invoices beyond agreed upon terms are considered delinquent. Payments of accounts receivable are applied to the specific invoices identified on the customer remittance, or if unspecified, are applied to the earliest unpaid invoice.

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.   The allowances for uncollectible accounts as of June 30, 2013 and December 31, 2012 were $27,810 and $57,991, respectively.

Inventories

Inventories, which consist primarily of plastics, costs to process the plastic and processed fuel are stated at the lower of cost or market.  The Company uses an average costing method in determining cost.  Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.

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

Gains and losses on depreciable assets retired or sold are recognized in the statements of operations in the period of disposal. Repairs and maintenance expenditures are expensed as incurred and expenditures that increase the value or useful life of the asset are capitalized.

Construction in Process

The Company capitalizes customized equipment built to be used in the future day to day operations at cost. Once complete and available for use, the cost for accounting purposes is transferred to property, plant and equipment, where normal depreciation rates are applied.

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis when events or circumstances change in the business or the use of the long-lived asset that indicate that the carrying value of such assets may not be recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented (Note 16).

Asset Retirement Obligation

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement obligation is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense on the condensed consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  As at June 30, 2013 and December 31, 2012, the Company recorded asset retirement obligations of $29,864 and $29,423, respectively.  These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.  This liability is included in other long-term liabilities on the condensed consolidated balance sheets.

Environmental Contingencies

The Company records environmental liabilities at their undiscounted amounts on the condensed consolidated balance sheets as other current or long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. These costs may be discounted to reflect the time value of money if the timing of the cash payments is fixed or reliably determinable and extends beyond a current period. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. The Company’s estimates are subject to revision in future periods based on actual costs or new circumstances. The Company capitalizes costs that benefit future periods and recognizes a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

The Company evaluates any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties including insurance coverage separately from the Company’s liability. Recovery is evaluated based on the creditworthiness or solvency of the third party, among other factors. When recovery is assured, the Company records and reports an asset separately from the associated liability on the condensed consolidated balance sheets. No amounts for recovery have been accrued to date.

Deposits

Deposits represent payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment.  Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered.  Until the Company has possession of the equipment, all payments made to these vendors are classified as deposits on assets.  Deposits were $1,484,453 and $839,005 as of June 30, 2013 and December 31, 2012, respectively.

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

Shipping and Handling Costs

The Company’s shipping and handling costs were $86,499 and $26,553 for the six month periods ended June 30, 2013 and 2012, respectively.  The Company’s shipping and handling costs were $73,142 and $22,627 for the three month periods ended June 30, 2013 and 2012, respectively.  Shipping and handling is allocated between inventoriable costs and cost of goods sold for all periods presented, based on the proportion of both inventory and sales.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs approximated $5,708 and $2,840 for the six and three month periods ended June 30, 2013 and $19,601 and $13,845 for the six and three month periods ended June 30, 2012, respectively.  These expenses are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as an operating expense of the Company as incurred. For the six month periods ended June 30, 2013 and 2012, the Company expensed $257,646 and $203,637, respectively, towards research and development costs. For the three month periods ended June 30, 2013 and 2012, the Company expensed $147,699 and $108,487, respectively, towards research and development costs.  Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Amounts included in the condensed consolidated statement of operations have been translated using the average exchange rate for the periods. For the six months ended June 30, 2013 and 2012, the Company incurred foreign exchange losses of $9,459 and $19,863.  For the three months ended June 30, 2013 and 2012, the Company recognized foreign exchange (gains) losses of ($2,198) and $10,502.  These amounts are included as selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive.  For the six and three month periods ended June 30, 2013 and 2012, potentially dilutive common stock equivalents consisted of the Preferred Stock Series B, the Common Stock Warrants and the outstanding stock based compensation awards, which were not included in the calculation of diluted loss per share, as the impact would have been anti-dilutive.

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

Concentrations and Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s policy is to place our cash and cash equivalents with high credit quality financial institutions that are insured by the FDIC, however, account balances may at times exceed insured limits. The Company extends limited credit to its customers based upon their creditworthiness and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.  The Company also routinely makes an assessment of the collectibilty of the short term note receivable and determines its exposure for nonperformance based on the specific holder and other pertinent information.

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

The carrying amounts of cash and cash equivalents, cash held in attorney trust, restricted cash, accounts receivable, accounts payable, accrued expenses, and short term portion of capital leases approximate their fair values because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The short-term note receivable is carried at fair value and is valued using Level 2 inputs, see Note 13.

Reclassifications

To conform with the basis of presentation adopted in the current year, certain figures previously reported have been reclassified.

Specifically, during 2012, the Company identified certain amounts of employee payroll related to employees that were predominantly involved in research and development activities as defined under ASC 730-10-25. Accordingly, it was determined that the employee payroll expenses related to these individuals should be reclassified from selling, general and administrative expenses to research and development for all periods presented.  The resulting impact is a reclassification of $201,542 and $106,392 for the six and three month periods ended June 30, 2012. As this is a reclassification between two expense categories, there is no impact on the condensed consolidated balance sheet, net loss, accumulated deficit or cash flows for the all periods presented.  Additionally, the opening balances of additional paid in capital and accumulated deficit were overstated and understated by $16,193, respectively.  This amount has been reclassified into the correct accounts for the condensed consolidated balance sheet as of December 31, 2012.  This reclassification had no impact on the condensed consolidated balance sheet, net loss or cash flows for the periods presented.

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

NOTE 4 – INVENTORIES, NET

Inventories consist of the following:

	June 30, 2013	December 31, 2012

Raw materials	$479,360	$222,642
Finished goods	69,306	74,077
Obsolescence reserve	(56,623)	(56,623)

Total inventories	$492,043	$240,096

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

June 30, 2013	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$240,535	$(15,403)	$225,132
Machinery and office equipment	5,122,302	(1,545,178)	3,577,124
Furniture and fixtures	24,918	(13,962)	10,956
Land	273,118	-	273,118
Asset retirement obligation	27,745	(2,775)	24,970
Office and industrial buildings	1,411,977	(90,350)	1,321,627
Fixed assets under capital lease	108,317	(24,831)	83,486
Construction in process	3,506,002	-	3,506,002

	$10,714,914	$(1,692,499)	$9,022,415

December 31, 2012	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$59,271	$(11,787)	$47,484
Machinery and office equipment	4,782,323	(1,187,768)	3,594,555
Furniture and fixtures	24,918	(12,306)	12,612
Land	273,118	-	273,118
Asset retirement obligation	27,745	(2,220)	25,525
Office and industrial buildings	1,126,522	(65,593)	1,060,929
Fixed assets under capital lease	108,317	(17,094)	91,223
Construction in process	1,780,613	-	1,780,613

	$8,182,827	$(1,296,768)	$6,886,059

As of June 30, 2013 and 2012, the Company had recorded impairment losses on property, plant and equipment of $Nil and $192,831, respectively.  The charges in the period ended June 30, 2012 related to the impairment of tape reading equipment in the Data Business for $36,500 and the determination that the reactor on the Company’s initial P2O Processor was no longer suitable for use due to the heavy demands placed on it during research and development testing, totaling $156,331.

For the six months ended June 30, 2013 and 2012, total depreciation expense consisted of $9,353 and $11,868, respectively, included in Cost of Sales and depreciation of property, plant and equipment and accretion of long-term liability of $397,767 and $276,243, respectively, which is separately disclosed in the condensed consolidated statements of operations.

For the three months ended June 30, 2013 and 2012, total depreciation expense consisted of $1,707 and $4,965, respectively, included in Cost of Sales and depreciation of property, plant and equipment and accretion of long-term liability of $203,868 and $139,047, respectively, which is separately disclosed in the condensed consolidated statements of operations.

NOTE 6 – SHORT-TERM NOTE RECEIVABLE

Upon consummation of the sale of Pak-It, the Company entered into a long-term note receivable (the “Note”) with the buyer of Pak-It in the amount of $500,000.  The Note was recorded as of the date of closing at the fair value determined by discounting the face value of the Note using 7%, based on factors considered by the Company at the time of recording the Note.  Interest income is amortized into the value of the Note during the life of the Note and is recognized as interest income throughout the term of the Note, which is due on July 1, 2013.  Interest income recognized on the Note for the six month periods ended June 30, 2013 and 2012 was $12,278 and $9,350, respectively.  Interest income recognized on the Note for the three month periods ended June 30, 2013 and 2012 was $6,139 and $8,186, respectively.

As of the date of this filing, the Note had not yet been repaid and the default provisions of the Note had been enacted by the Company.  Additionally, the Company has fully reserved for the value of this Note of $500,000, due to the assessment by the Company that it is more likely than not that the Company will be unable to collect the balance of this Note.  This amount, as it related to PakIt, a discontinued operation, was recorded as such in the Condensed Consolidated Statement of Operations.  The Company continues to work with the buyer of PakIt to negotiate a payment structure amicable to both companies.  The Note allows for default provisions for a payment equal to 2% of the total amount overdue.  Additionally, the Company has the right to increase the interest rate on the Note to the official prime rate, which is 3.25% as of the date of this filing.  The Company is assessing the options permitted to it under the terms of default and security contained within the Note.

NOTE 7 – RESTRICTED CASH AND LETTER OF CREDIT

	June 30, 2013	December 31, 2012

Restricted Cash securing $100,000 Letter of Credit	$100,072	$100,022

During 2012, the Company entered into a letter of credit with one of its financial institutions to secure a performance bond required by a governmental agency for the sale of fuel.  This letter of credit is fully secured by restricted cash held by this institution and was not utilized at any point during the period ended June 30, 2013.  Restricted cash consists of $100,000 plus interest earned on the balance.

NOTE 8 - INCOME TAXES

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  For both the six and three month periods ended June 30, 2013 and 2012, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada.  The Company had no income tax expense on its $5,270,236 and $6,800,270 pre-tax loss from continuing operations and $500,000 and $83,103 loss from discontinued operations for the six months ended June 30, 2013 and 2012, respectively.  The Company recognized no income tax expense based on its $2,555,716 and $4,028,390 pre-tax loss from continuing operations and $500,000 and $23,483 pre-tax loss from discontinued operations for the three months ended June 30, 2013 and 2012, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of June 30, 2013 and 2012, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The years ending December 31, 2009 through December 31, 2012 are open tax years.

NOTE 9 – MORTGAGE PAYABLE AND CAPITAL LEASES

	June 30, 2013	December 31, 2012
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity.	$280,700	$280,700
Equipment capital lease bears interest at 5.0% per annum, secured by the equipment and matures in April 2015, repayable in monthly installments of approximately $360.	7,911	9,485
Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matures in November 2015, repayable in monthly installments of approximately $516	14,965	17,000
Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, repayable in monthly installments of approximately $1,194.	22,935	30,599
	326,511	337,784
Less: current portion	23,353	23,068
	$303,158	$314,716

The following annual payments of principal are required over the next three years in respect of the mortgage and capital leases:

Annual Payments
To June 30, 2014	$24,306
To June 30, 2015	299,625
To June 30, 2016	2,580
Total repayments	$326,511

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract which includes the minimum future payment is equal to fifty percent of the operating income generated from the operations of two of the most profitable processors and 10% from all the other processors.

The Company leases the JBI Recycling Facility in Thorold, Ontario, Canada with terms remaining of up to 17 years.

The Company’s lease on the Recycling Facility contained both a rent free period as well as rent escalations. In order to recognize these items on a straight-line basis over the term of the lease the Company has recorded a deferred rent liability of $66,037 and $60,277, which is included in accrued liabilities at both June 30, 2013 and December 31, 2012, respectively.

All future payments required under various agreements are summarized below:

To June 30, 2014	$99,000
To June 30, 2015	102,000
To June 30, 2016	102,000
To June 30, 2017	102,000
To June 30, 2018	105,000
Thereafter	1,440,000
Total	$1,950,000

Contingencies

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  The debt in the amount of $346,386 was written off.  Prior to December 31, 2011, the former employee settled the dispute with the Company and agreed to repay $250,813 to the Company.  The employee owns shares of the Company and will sell and use the proceeds to make the repayments.  The Company recognizes these receipts as recoveries when realized.  As of June 30, 2013, the Company has received $106,250 of repayments; including $Nil and $42,000 of repayments received during the six and three month periods ended June 30, 2013 and 2012, respectively.  These recoveries of bad debt are included in selling, general and administrative expenses.

As previously reported, on July 28, 2011, certain of the Company’s stockholders filed a class action lawsuit against the Company and Messrs. Bordynuik and Baldwin on behalf of purchasers of its securities.  In an amended complaint filed on July 10, 2012, these stockholders sought to represent such purchasers during the period from August 28, 2009 through January 4, 2012. The original and amended complaints in that case, filed in federal court in Nevada, allege that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about the Company’s business, operations and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the defendants made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that certain media credits (“Media Credits”) were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company's financial results were not prepared in accordance with Generally Accepted Accounting Principles; and (4) that the Company lacked adequate internal and financial controls.  During the quarter ended June 30, 2012, a lead plaintiff was appointed in the case and an amended complaint was filed. The defendants’ answer to the amended complaint was filed during the fourth quarter of 2012.

On August 8, 2013, JBI, Inc., (the “Company”) entered a stipulation agreement (the “Stipulation Agreement”) in potential settlement of the previously reported class action lawsuit filed by certain stockholders of the Company against the Company and Messrs. Bordynuik and Baldwin (both former officers of the Company) on behalf of a settlement class consisting of purchasers of the Company’s common stock during the period from August 28, 2009 through January 4, 2012 (the “Proposed Class Period”).  Under the Stipulation Agreement, the Company would agree to issue shares of its common stock that will comprise a settlement fund.  The number of shares to be issued will be dependent on the price per share of the Company’s common stock during a period preceding the date of the Court’s entry of final judgment in the case (the “Judgment Date”).  If the price of the Company’s common stock is less than $0.50 per share based upon the average closing price for the 90 trading days preceding the Judgment Date, the Company would issue 3 million shares of its common stock. If the price of the Company’s common stock is between $0.50 and $0.70 per share, based upon the same 90-day average closing price, the Company would issue 2.5 million shares of its common stock.  If the price of the Company’s common stock is more than $0.70 per share based upon the same 90-day average closing price the Company will issue 1.75 million shares of its common stock.  The shares will not be distributed to class members in kind.  At any time after final approval by the Court, class counsel would have the option to sell all or any portion of such shares for the benefit of class members, subject to certain volume limitations.  Plaintiff’s counsel’s attorneys’ fees, subject to Court approval, would be paid out of the settlement fund.  The Company would also pay settlement-related costs up to a maximum of $200,000.  The plaintiffs and each of the class members who purchased the Company’s common stock during the Proposed Class Period and alleged they were damaged would be deemed to have fully released all claims against the Company and other defendants upon entry of judgment.

As previously reported, on January 4, 2012, the Securities and Exchange Commission filed a civil complaint in federal court in Massachusetts against the Company. The complaint alleges that the Company reported materially false and inaccurate financial information in its financial statements (which were later restated) for the third quarter of 2009 and the year end 2009 by overvaluing Media Credits on its balance sheet, in violation of, among other things, the antifraud, reporting, books and records, internal controls and periodic report certification provisions of the U.S. Securities Laws.  The Complaint named the Company’s former Chief Executive Officer and current Chief of Technology, John Bordynuik, and its former Chief Financial Officer, Ronald Baldwin, Jr., as co-defendants. Among other relief requested, the complaint sought an order requiring the defendants to pay unspecified disgorgement and civil penalty amounts.  The SEC approved a settlement under which the Company and its former Chief Executive Officer and current Chief of Technology, John Bordynuik, would pay fines of $150,000 and $110,000, respectively, and consent to the imposition of injunctions against future violations.  During the quarter ended March 31, 2013, the court approved this settlement and the Company paid $150,000 which had previously been accrued for and was classified as cash held in attorney trust at December 31, 2012.  This case has been completely settled by the Company.

As previously reported, on March 16, 2012, a stockholder derivative suit was filed in the U.S. District Court in the State of Massachusetts, naming the Company as a nominal defendant and naming as defendants each member of the Board of Directors (the “Board”) of the Company, including former directors and the Company’s current Chief of Technology, Mr. John Bordynuik.  The complaint alleges that the individual members of the Board breached their fiduciary duties to the Company in connection with the alleged improper accounting treatment of the Media Credits and public disclosures regarding the status of its Plastic2Oil, or P2O, process.  During the third and fourth quarters of 2012, the individual defendants filed a motion to dismiss the complaint arguing, among other things, that the plaintiff stockholder failed to allege sufficient facts demonstrating that presenting a demand  to the Company’s Board of Directors prior to filing suit would have been futile.  The plaintiff filed an opposition to this motion and the Company replied to that opposition.  On June 26, 2013, the Court issued an Order allowing the motion and dismissing the case without prejudice.

On April 25, 2013, plaintiffs ASPTO LLC, Plastic2Oil of Clearwater 1 LLC, and ES Resources LLC filed suit against the Company in the Circuit Court of Pinellas County, Florida, alleging breaches of certain contracts and seeking unspecified damages.  The Company thereafter removed the case to the United States District Court for the Middle District of Florida, and filed a motion to dismiss certain counts of the Complaint.  That motion is pending; the Court has not ruled upon it.  The Company cannot predict the outcome of this matter at this time.

At June 30, 2013, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the condensed consolidated financial statements of the Company.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

Between December 30, 2011 and January 6, 2012, JBI, Inc. (the “Company”) entered into separate Subscription Agreements (the “Purchase Agreements”) with 13 investors (the “Purchasers”) in connection with a private placement of units consisting of one share of common stock and a warrant (the “Warrants”) to purchase shares of common stock for $2.00.  In addition to the units sold, the Purchasers were provided a price protection clause in which all of the Purchasers would be made whole should the Company consummate another private placement with an offering price of less than $1.00 per share (the “Make Whole Provision”).  This provision was valid for a total offering price of up to $5,000,000, at which time the Purchasers would be made whole and then the Make Whole Provision would be terminated.  On January 6, 2012, the Company assessed the likelihood of enacting the Make Whole Provision contained in the Purchase Agreements.  At that time, the Company had begun to discuss options for another private offering to be consummated near the end of the first quarter of 2012.  The Company determined that it would perform an offering similar to the prior offering in which the Company would offer a share of Common Stock and a Warrant.  Based on the expected value of the Warrants contemplated in this proposed new financing transaction, the Company determined that it was certain that it would trigger this Make Whole Provision and be required to perform under this Make Whole Provision.  As such, a liability was recorded for the fair value of the Equity Derivative Liability in the amount of $1,214,455, based on the 100% probability of this Make Whole Provision being enacted at the market price of the Company’s common stock as of January 6, 2012.  At March 31, 2012, the Company again assessed the likelihood of enacting the Make Whole Provision.  Based on the discussions with a number of investors, the Company determined that again, it was a certainty that this clause would be triggered based on the discussions of a possible private placement under the considerations outlined above.  As such, the Company remeasured the Equity Derivative Liability at the fair value of $1,000,643 based on the market price of the Company’s common stock as of March 31, 2012, which resulted in a gain of $213,812. On May 15, 2012, the Company consummated a Private Placement which offered shares of common stock at a price of $0.80 per share.  As such, this Make Whole Provision was affected, resulting in the Company issuing an additional 880,250 shares of the Company’s common stock to these investors.  These shares were issued at a market price of $1.13/ share.  This resulted in gains recorded on the Make Whole Provision of $305,798 and $91,986, recorded during the six and three months ended June 30, 2012.

During the first quarter of 2013, the Company issued 34,247 shares of common stock for services rendered that had previously been subscribed.  These shares were valued at $0.73 per share, on the date of approval by the Board of Directors.

During the second quarter of 2013, the Company issued 51,168 shares of common stock for services rendered that had previously been subscribed.  These shares were valued at $0.70 per share, on the date of approval by the Board of Directors.

During the second quarter of 2013, the Company issued 11,911 shares of common stock for services rendered.  These shares were valued at $0.46 per share, on the date of approval by the Board of Directors.

Warrants

Pursuant to a private placement that took place between December 30, 2011 and January 6, 2012, the Company issued 1,997,500 warrants to purchase shares of common stock for $2.00 to the subscribers of the December 2011/ January 2012 private placements.  The warrants have an eighteen month term from the date of issuance, such issuance dates ranged from January 6, 2012 through August 29, 2012.  As of June 30, 2013, all 1,997,500 warrants were still outstanding.  On July 6, 2013 1,741,500 warrants expired and their value of $1,776,330 will be reclassified as additional paid in capital.  As of the date of their issuance, the warrants were determined to have a fair value of $1.02.  The Company determined this valuation through use of a binomial pricing model, the assumptions in valuing these Warrants consisted of:

●	Volatility – 163.67%, based on the Company’s Historical Stock Price
●	Probability of Occurrence – 100%, based on the expectation and discussions the Company held with additional investors during and after the consummation of this private placement
●	Risk Free Rate – 2.70%, based on the long-term US Treasury rate

Preferred Stock

Series A Preferred Stock

The Company’s founder and current Chief of Technology holds all 1,000,000 outstanding shares of the Company’s issued and outstanding Series A Preferred Stock.  These shares have no economic participation rights, however, they carry super voting rights in which each share of Preferred Stock has 100:1 times the voting rights of each share of common stock.

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

The Series B Preferred Stock was valued at the subscribed amount of $3.50 per share of Series B Preferred Stock, or $0.50 per share of the underlying common stock, less issue costs.  A total of 2,300,000 shares of Series B Preferred Stock was issued. The beneficial conversion feature was valued using the number of common shares available upon conversion of all shares of Series B Preferred Stock and the differential between the closing market price of the Company’s Common Stock on the date of the execution of the subscription agreements and the exercise price of the conversion option, the number of shares and market prices are as follows:

Date of Closing	Preferred Shares Issued	Closing Market Price
December 27, 2012	860,544	$0.80
December 31, 2012	285,900	$0.83
January 11, 2013	896,456	$0.81
January 17, 2013	148,100	$0.76
January 31, 2013	109,000	$1.29
Total	2,300,000

The beneficial conversion feature was valued at $2,451,378 on the Preferred Stock Subscribed as at December 31, 2012, and issued during the period ended June 30, 2013, and at $2,817,622 on the additional Preferred Stock Series B shares issued during the period. The beneficial conversion feature is then amortized into accumulated paid in capital as a deemed dividend, since the conversion option may be exercised at any time, the beneficial conversion feature will be amortized over eighteen months, which is the term of the conversion option. During the period ended June 30, 2013, the Company recognized a deemed dividend of $1,681,684 related to the amortization of the beneficial conversion feature.

The Company incurred stock issuance costs in relation to the Series B Preferred Stock in the amounts of $29,361 as of December 31, 2012 and an additional $39,154 during the period ending June 30, 2013.

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

Valuation of Awards

The per-share fair value of each stock option with a service period condition was determined on the date of grant using the Black-Scholes option pricing model based upon the following assumptions:

	Six and Three Months Ended June 30,
	2013	2012
Expected life (in years)	4.0	5.0
Risk-free interest rate	0.50%-0.58%	0.77% - 0.78%
Expected volatility	141.38%-142.64%	154.30% - 157.14%
Expected dividend yield	0%	0%

Stock Options

A summary of stock option activity for the six months ended June 30, 2013 and 2012 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate (1) Intrinsic Value
Balance as of December 31, 2012	5,240,000	$1.50	$-

Granted	190,000	1.00	-
Exercised	-	-	-
Cancelled	(200,000)	1.50	-

Balance as of June 30, 2013	5,230,000	$1.48	$-

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate (1) Intrinsic Value
Balance as of December 31, 2011	-	$-	$-

Granted	5,240,000	1.50	-
Exercised	-	-	-
Cancelled	-	-	-

Balance as of June 30, 2012	5,240,000	$-	$-

(1)
Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.  As of June 30, 2013 and 2012, no stock options that had been granted were “in the money.”

The following table summarizes the restricted stock activities for the six months ended June 30, 2013 and 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2012	-	$-
Granted	11,911	0.46
Vested	(11,911)	(0.46)
Canceled	-	-
Unvested at June 30, 2013	-	$-

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2011	-	$-
Granted	-	-
Vested	-	-
Canceled	-	-
Unvested at June 30, 2012	-	$-

For the periods ended June 30, 2013 and 2012, there were 4,668,652 and 4,760,000 total equity awards available for grant under the Plan, respectively.  The remaining balance is calculated based on the total number of awards available under the Plan, of 10,000,000 awards, less the total of vested and unvested awards made from the date of Plan inception to the end of the respective period.

For the six months periods ended June 30, 2013 and 2012, the Company recorded compensation expense, included in selling, general and administrative expense of $755,446 and $2,119,868, respectively, related to stock options and restricted stock.  For the three months periods ended June 30, 2013 and 2012, the Company recorded compensation expense (included in selling, general and administrative expense) of $494,702 and $2,119,868, respectively, related to stock options and restricted stock.

During the six months ended June 30, 2013, 1,205,000 stock options and 11,911 shares of restricted stock vested and no stock options were exercised.

NOTE 13 – FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of the Company’s financial instruments by the following three categories as of June 30, 2013 and December 31, 2012:

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

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

		June 30, 2013	December 31, 2012
Balance Sheet Classification
Short term notes receivable	Level 1	$-	$-
	Level 2	-	487,722
	Level 3	-	-
		$-	$487,722

The Company has elected to use the income approach to value the short term note receivable, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically Prime interest rates). Mid-market pricing is used as a practical expedient for fair value measurements. Fair value measurement of the asset must reflect the nonperformance risk of the counterparty. Therefore, the impact of the counterparty’s creditworthiness, including the current default on the Note, has also been factored into the fair value measurement and has resulted in the Company completely reserving for the full value of the $500,000 note receivable and recording the related charge as discontinued operations for the six and three months ejnded June 30, 2013.  The counterparty is expected to perform under the contractual terms of the note receivable.  Additionally, during the six and three months ended June 30, 2013, the Company recognized an increase in the carrying value of its short term note receivable of approximately $12,278 and $6,139, respectively of interest income related to this note, which has been classified as net interest income in the statement of operations.

As of June 30, 2013 and December 31, 2012, the Company has no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and its other financial assets or liabilities generally consist of cash and cash equivalents, cash held in attorney’s trust, restricted cash, accounts receivable, accounts payable, accrued expenses, mortgage payable and capital leases.  The estimated fair values of cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.

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

	Six Months Ended June 30, 2013
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$50,232	$274,335	$324,567
Cost of Sales	$18,351	$280,768	$299,119
Total Operating Expenses	$-	$5,308,715	$5,308,715
Net Income (Loss) from Continuing Operations	$31,881	$(5,315,148)	$(5,283,267)
Total Assets	$17,133	$12,461,523	$12,478,636
Accounts Receivable	$17,133	$42,033	$59,166
Inventories	$-	$492,043	$492,043

	Three Months Ended June 30, 2013
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$35,312	$92,691	$128,003
Cost of Sales	$9,716	$129,251	$138,967
Total Operating Expenses	$-	$2,554,071	$2,554,071
Net Income (Loss) from Continuing Operations	$25,596	$(2,581,312)	$(2,555,716)

	Six Months Ended June 30, 2012
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$-	$405,882	$405,882
Cost of Sales	$-	$304,178	$304,178
Total Operating Expenses	$-	$7,301,304	$7,301,304
Net Loss from Continuing Operations	$-	$(7,199,600)	$(7,199,600)
Total Assets	$-	$14,378,650	$14,378,650
Accounts Receivable	$-	$224,703	$224,703
Inventories	$-	$30,249	$30,429

	Three Months Ended June 30, 2012
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$-	$179,420	$179,420
Cost of Sales	$-	$126,329	$126,329
Total Operating Expenses	$-	$4,230,616	$4,230,616
Net Loss from Continuing Operations	$-	$(4,177,525)	$(4,177,525)

(1)
All sales from the Data Recovery & Migration business were recorded in the United States for the six and three month periods ended June 30, 2013.  For the six and three month periods ended June 30, 2013, P2O sales in the United States were $46,156 and $19,995, respectively and sales in Canada were $228,179 and $72,696, respectively.  For the six and three month periods ended June 30, 2012, P2O sales in the United States were $83,661 and $26,279 and sales in Canada were $322,221 and $152,691, respectively.

(2)
P2O assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility.  As of June 30, 2013, total long-lived assets of $9,581,353 and $925,515 were located in the United States and Canada, respectively.  As of December 31, 2012, total long-lived assets of $6,760,015 and $965,049, were located in the United States and Canada, respectively.

NOTE 15 – SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	June 30, 2013	June 30, 2012
Common shares to be issued in connection with acquisition of property, plant and equipment	$-	$35,120
Common shares to be issued in connection with various services rendered	$-	$1,159,693
Stock based compensation	$755,446	$960,175
Short term loan settled through share issuance	$-	$200,000
Note receivable from sale of Pak-It	$(500,000)	$467,257

NOTE 16 – DISCONTINUED OPERATIONS

During the period ended June 30, 2013, the Company made an assessment of the collectability of the note receivable from the buyer of PakIt.  It was determined that due to the lack of a payment within forty days of the due date that collectability was not assured and the Company has reserved for the full amount of the note receivable, $500,000.

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

As of June 30, 2013 and December 31, 2012, no assets related to Javaco remained.

There are no operations of Javaco included in the condensed consolidated financial statements as of June 30, 2013.  The results of operations from Javaco for the six and three months ended June 30, 2012 have been classified as discontinued operations and are as follows:

Condensed Statements of Operations

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Revenue	$-	$889,147	$-	$482,429
Cost of Sales	-	749,637	-	409,979
Gross Profit	-	139,510	-	72,450
Operating Expenses	-	221,631	-	95,893
Other Expense	-	982	-	40
Loss before Income Taxes	-	(83,103)	-	(23,483)
Future income tax recovery	-	-	-	-
Loss from discontinued operations, net of tax	$-	$(83,103)	$-	$(23,483)

NOTE 17 – RISK MANAGEMENT

Concentration of Credit Risk and Economic Dependence

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.  The Company extends limited credit to its customers based upon their creditworthiness and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.  The Company also routinely makes an assessment of the collectibilty of the short term note receivable and determines its exposure for nonperformance based on the specific holder and other pertinent information.

During the six month periods ended June 30, 2013 and 2012, 92.4% and 70.8% of total net sales were generated from 4 and 3 customers, respectively.  During the three month periods ended June 30, 2013 and 2012, 96.8% and 68.9% of total net sales were generated from 4 and 3 customers, respectively. As of June 30, 2013 and December 31, 2012, 3 customers accounted for 75.2% and 56.3% of accounts receivable, respectively.

For the six month periods ended June 30, 2013 and 2012, the Company had approximately 33.4% and 7.2%, respectively of its purchases from 2 vendors.  For the three month periods ended June 30, 2013 and 2012, the Company had approximately 33.6% and 8.5%, respectively of its purchases from 3 vendors.  As of June 30, 2013 and December 31, 2012, these three vendors accounted for 41.1% and 23.5% of accounts payable, respectively.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On July 6, 2013, 1,741,500 warrants issued in conjunction with the private placement in December 2011/ January 2012 expired and $1,776,330 was reclassified from the value of the outstanding warrants to additional paid in capital on the condensed consolidated balance sheet.

On July 11, 2013, the Board of Directors of JBI, Inc. (the “Company”) approved a  reduction in the labor force of approximately 15 employees, constituting approximately 25% of the Company’s workforce, whose employment was terminated as part of an overall plan to reduce the Company’s cost structure.  The Company estimated  it will incur approximately $40,000 in total restructuring expenses, all of which are expected to result in future cash expenditures. The Company expects to recognize these restructuring charges of approximately $40,000 in the quarter ending September 30, 2013. These costs consist of severance and other employee-related costs.

On July 29, 2013, holders of 74,400 shares of the Company’s Series B Preferred Stock exercised their conversion rights under the Certificate of Designations and converted the aforementioned shares into 520,800 shares of the Company’s Common Stock.  All 520,800 of these shares were issued subsequent to June 30, 2013.

On August 8, 2013, JBI, Inc., (the “Company”) entered a stipulation agreement (the “Stipulation Agreement”) in potential settlement of the previously reported class action lawsuit filed by certain stockholders of the Company against the Company and Messrs. Bordynuik and Baldwin (both former officers of the Company) on behalf of a settlement class consisting of purchasers of the Company’s common stock during the period from August 28, 2009 through January 4, 2012 (the “Proposed Class Period”).  Under the Stipulation Agreement, the Company would agree to issue shares of its common stock that will comprise a settlement fund.  The number of shares to be issued will be dependent on the price per share of the Company’s common stock during a period preceding the date of the Court’s entry of final judgment in the case (the “Judgment Date”).  If the price of the Company’s common stock is less than $0.50 per share based upon the average closing price for the 90 trading days preceding the Judgment Date, the Company would issue 3 million shares of its common stock. If the price of the Company’s common stock is between $0.50 and $0.70 per share, based upon the same 90-day average closing price, the Company would issue 2.5 million shares of its common stock.  If the price of the Company’s common stock is more than $0.70 per share based upon the same 90-day average closing price the Company will issue 1.75 million shares of its common stock.  The shares will not be distributed to class members in kind.  At any time after final approval by the Court, class counsel would have the option to sell all or any portion of such shares for the benefit of class members, subject to certain volume limitations.  Plaintiff’s counsel’s attorneys’ fees, subject to Court approval, would be paid out of the settlement fund.  The Company would also pay settlement-related costs up to a maximum of $200,000.  The plaintiffs and each of the class members who purchased the Company’s common stock during the Proposed Class Period and alleged they were damaged would be deemed to have fully released all claims against the Company and other defendants upon entry of judgment.  It is contemplated that the agreement will be submitted to the Court and that class counsel will apply for entry of an order requesting the preliminary approval of the settlement, including the mailing of a settlement notice that will include, among other things, the general terms of the settlement, proposed plan of allocation, and terms of plaintiff’s counsel’s fee application.  It is further contemplated that a hearing will be requested at which the Court will be asked to finally approve the settlement of the litigation and pursuant to entry of judgment.  The Company cannot predict the outcome of the class action litigation at this time.  Any actual settlement is subject to risks and uncertainties concerning, among other things, objections from class members to the terms of the settlement and failure of the Court to approve the settlement.

On August 9, 2013, the previously reported stockholder derivative suit which was dismissed without prejudice on June 26, 2013 was re-filed in the U.S. District Court in the State of Massachusetts.  Currently, the Company has not been able to assess the potential liability, if any, related to this matter, however, the Company plans to vigorously defend this matter.

On August 14, 2013, Richard Heddle and Philip Bradley were appointed to the Board of Directors of the Company.  Mr. Heddle will serve as Chairman of the Board.
On August 14, 2013, Tony Bogolin informed the Board of Directors the Company of his resignation from his positions as the Company’s President and Chief Executive Officer and from the Board, effective the close of business August 14, 2013.  In connection with Mr. Bogolin’s resignation, Mr. Bogolin and the Company executed a separation agreement (the "Bogolin Separation Agreement") on August 14, 2013. Pursuant to the terms of the Bogolin Separation Agreement, Mr. Bogolin will receive payment of the equivalent of four and one half months of his base salary and unused accrued vacation ($105,966) payable in three equal monthly payments and immediate accelerated vesting of options to purchase 370,000 shares of the Company’s common stock.  The exercise period of the vested options will be extended from ninety (90) days to seven years after execution of the Bogolin Separation Agreement.  In addition, Mr. Bogolin will receive continued coverage under the Company's benefit plans or equivalent coverage through December 31, 2013.

Richard Heddle will serve in the capacity as Interim President and Chief Executive Officer for the foreseeable future.

On August 14, 2013, Matthew Ingham informed the Board of Directors the Company of his resignation from his positions as the Company’s Chief Financial Officer and from the Board, effective the close of business August 14, 2013.  In connection with Mr. Ingham’s resignation, Mr. Ingham and the Company executed a separation agreement (the "Ingham Separation Agreement") on August 14, 2013. Pursuant to the terms of the Ingham Separation Agreement, Mr. Ingham will receive payment of the equivalent of four and one half months of his base salary and unused accrued vacation ($74,176) payable in three equal monthly payments and immediate accelerated vesting of options to purchase 200,000 shares of the Company’s common stock.  The exercise period of the vested options will be extended from ninety (90) days to seven years after execution of the Ingham Separation Agreement.  In addition, Mr. Ingham will receive continued coverage under the Company's benefit plans or equivalent coverage through December 31, 2013.

The Board of Directors has appointed Nicholas Terranova, Corporate Controller, as the interim Chief Financial Officer.

On August 14, 2013, the Company entered into a binding term sheet agreement with Richard Heddle to secure an investment in the Company of $3 million.  The investment will consist of a proposed Senior Secured Debt Payment in Kind Note (“Senior Debt”) secured by the property, plant and equipment and intellectual property of the Company, bears an interest rate of 12.5%.  The Senior Debt has a term of five years and has detachable warrants valued at 120% of the closing price of the stock on the date prior to funding.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following management’s discussion and analysis (the “MD&A”) of the results of financial condition and operations contains “forward looking statements” within the meaning of applicable securities laws.  Such statements include, but are not limited to, statements with respect to our beliefs, plans, strategies, objectives, goals and expectations, including expectations about our future financial or operating performance and our projects, capital expenditures, capital needs, government regulation of the industry, environmental risks, limitations of insurance coverage, and the timing and possible outcome of regulatory matters, including the granting of patents and permits.  Words such as “expect”, “anticipate”, “intend”, “attempt”, “may”, “will”, “plan”, “believe”, “seek”, “estimate”, and variations of such words and similar expressions are intended to identify such forward looking information. These statements are not guarantees of future performance and involve assumptions, risks and uncertainties that are difficult to predict.

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated with delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and our inability to control commodity prices; risks associated with the regulatory environment within which we operate; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements are discussed in more detail in the section entitled “Risk Factors” in Part IA of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We do not intend to, and the Company disclaims any obligation to, update any forward looking statements, whether written or oral, or whether as a result of new information, future events or otherwise, except as required by law.

For financial reporting purposes, we operate two business segments, which are our fuel production business using our P2O solution, which also includes revenue from waste paper fiber, and our Data Recovery & Migration Business.  Previously, we operated an electronic and video equipment distribution business, conducted by Javaco, Inc. (“Javaco”).  As of June 30, 2013, no assets related to Javaco remained on the books.  For the six and three month periods ending June 30, 2012, the operations of Javaco have been classified as discontinued.

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

Plastic2Oil Business

Our P2O solution is a proprietary process that converts waste plastic and heat transfer fluids into fuel through a series of chemical reactions.  We developed this process in 2009 and began limited commercial production in 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility.  Currently, as of the filing of this report, we have three operational P2O processors, all of which are located at our Niagara Falls, NY plant.  Each of these processors are capable of producing naphtha, Fuel Oil No. 2 and Fuel Oil No. 6, which are fuels produced to the specifications published by ASTM International, the organization that establishes the international technical standards for fuel products.  Our process also produces two by-products, an off-gas similar to natural gas and a petcoke carbon residue.  The off-gas is used in our process to fuel the burners when the processors are in steady operating state and the petcoke carbon residue is disposed of once removed from the processors.  We currently sell our fuel product to fuel wholesalers and directly to commercial and industrial end-users.

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

As we move from research and development to commercial production, we plan to grow from both expansion of current production capabilities and through expansion of new locations and processors.  In the future, we do not anticipate providing updates at a processor by processor level. However, in an effort to give an update, the following is the current status of our Niagara Falls facility and processors as of the date of this filing:

●
Niagara Falls Plastic2Oil Facility – During the second quarter, we made significant upgrades and enhancements to our facility infrastructure, in order to enable us to simultaneously run three processors at the Niagara Falls site.  A new off-gas compression system was added to allow for the storage and use of the off-gas from the processors at all times and not just when the processors are operating in steady state.  This upgrade required the shutdown of all processors in order to complete the new piping that was needed to fuel the burners on all three processors.  We also added a 17,000 gallon off-gas storage tank to store this volume and reconfigured the piping of the facility to connect all of our processors to this system.  Additionally, we added a 60 ton chiller and a 10,000 gallon water tank to allow for the cooling of all three processors with significantly more efficiency and speed than in the past. We also purchased and piped into the processors, two high capacity centrifuges, which are used to pre-process the heat transfer fluid prior to feeding into the machine.  During the quarter, we reconfigured the piping for Processors #1 and #2 to accommodate the significant increase in heat transfer fluid that will be introduced to the process.

●
Processor #1 – This is our first processor that was built and provided key research and development data.  The new layout of Processor #1 has resulted in a lower feedrate than our other processors and ultimately, significantly less fuel output than anticipated from this processor.  As a result of the low output, we are currently using this processor primarily for the pre-heating of heat transfer fluid to be pumped into Processors #2 and #3 for processing into fuels.  This process will allow for more efficient processing and in turn will allow for higher feedrates in Processors #2 and #3 than otherwise would be possible.  Based on our process and financial analyses, we anticipate that this slightly modified use of Processor #1 will allow for greater production from both Processor #2 and #3 going forward.  As of the date of this filing, all of the required piping has been completed to allow for this processing and no additional components are required for this change.

●
Processor #2 – The second processor operated sporadically throughout the second quarter, due largely to our primary focus being on completing the assembly and start-up of our third processor.  This required the redeployment of much of our plant operations staff in assisting in the construction of Processor #3, due to their specific knowledge and expertise.  Additionally, as discussed above, with the key upgrades to the Niagara Falls facility infrastructure, the second processor was shut down for significant periods of time during the quarter in order to reconfigure the facility layout, change and upgrade both the facility support systems and the piping.

●
Processor #3 – On June 13, 2013, we completed the assembly of our third P2O processor and began start-up testing.  The overall system design, as well as the individual component designs behind the third processor have undergone significant upgrades from the previous generation processors.  One of the most significant of these changes is the addition of a real-time residue removal process that we anticipate will significantly increase processor uptime, which we measure by the amount of time the processor is at steady state, with full capacity, producing fuel. As of the end of the quarter, we were in the process of performing start up testing, including the initial feeding of plastic, fuel production and overall process debugging, which is designed to address any initial problems and any parts that may potentially fail under the full heat of the process and feedstock loads.  There was no meaningful production by this processor during the quarter, as the testing discussed above was not completed until early in July.

●
Other –The kilns for the fourth and fifth processors have been completed, tested and prepared for shipment.  In addition, the towers for these two processors are nearing completion, as well, with certain internal components remaining to be installed.  The production data we are gathering on processor #3 is critical to decisions to be made regarding timing of assembly and implementation of these two additional processors.  As previously discussed, we have an agreement with RockTenn Company to place these two processors at their location in Jacksonville, Florida.

Routinely, our fuel buyers have communicated that they are very pleased with the quality of all of our fuel products.  Our fuel is sold without the need for additives or further refining, directly from our processors to our customers.  We remain satisfied with our processors’ ability to make a range of fuels, which allows us to take advantage of changing market conditions.  We believe we have enough customer demand for our current fuel production levels and, in fact, we continue to receive inquiries from prospective customers that we believe will enable us to continue to keep up with our anticipated increase in production.

Data Recovery & Migration Business

In 2009 the Company purchased the Data Recovery & Migration Assets (“Data Assets”) from John Bordynuik, Inc., thereby providing the Company with the ability to operate what was once John Bordynuik, Inc.’s data restoration and recovery business. This was a business originally developed by our founder, John Bordynuik in 2006.

The Data Recovery & Migration Business is not as capital intensive as the other businesses of JBI, but is time consuming with regards to the allocation of the time of John Bordynuik. Revenues for this segment will vary based on the availability of Mr. Bordynuik to dedicate portions of his time to reading and interpreting the data from our customers’ media.

Results of Operations

Six months ended June 30, 2013 compared to June 30, 2012

Revenue

Revenue is primarily derived from our P2O business through the sale of our fuels and processed waste paper fiber.  Additionally, from time to time, we are able to supplement this revenue with revenue from our Data Business through reading and interpreting magnetic tape media, dependent on the time constraints of John Bordynuik.  The following table shows a breakdown of our revenues from these sources.

Revenue	Six Months ended June 30, 2013	Six Months ended June 30, 2012	% Change
P2O Revenue
Fuels	$199,538	$219,879	(9.3)
Waste paper fiber	74,797	186,003	(59.8)
Total P2O Revenue	274,335	405,882	(32.4)

Data Business	50,232	-	100.0
TOTAL REVENUE	$324,567	$405,882	(20.0)

Our fuel revenue comprised approximately 61% of our total revenue for the six months ended June 30, 2013, as compared to approximately 54% for the six months ended June 30, 2012.  Fuel sales are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold.  Our fuels are sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers.  Generally, we are able to obtain a higher price per gallon for our Fuel Oil No. 2 as compared to Fuel Oil No. 6, and a significantly lower price for our Naphtha.  The decrease in fuel revenues for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is due to the following key factors:

●	Machine downtime due to the upgrade of the gas compression and chillers added to the facility, which required the shutdown of all systems while construction was being completed;
●	Focused effort by all facility staff on the completion of the third processor, including our plant operations staff who were focused on the construction of key components of the processor;

The following tables provide a comparison of production and sales of our three specific fuels for the six month periods ended June 30, 2013 and 2012 as well as a comparison of our average price per gallon of fuel sold in each of the two periods.

	Gallons Produced (Six months ended June 30,)			Gallons Sold (Six months ended June 30,)
Fuel Type	2013	2012	% Change	2013	2012	% Change
Fuel Oil No. 6	52,191	84,576	(38.3)	45,190	87,990	(48.6)
Fuel Oil No. 2	19,451	-	100.0	24,737	-	100.0
Naphtha	48,232	48,383	(0.3)	50,939	46,206	30.7
TOTAL	119,874	132,959	(9.8)	120,866	134,250	(10.0)

Fuel Type	Six months ended June 30, 2013 Average Price per Gallon	Six months ended June 30, 2012 Average Price per Gallon	% Change
Fuel Oil No. 6	$1.89	$1.94	(2.0)
Fuel Oil No. 2	2.79	-	N/A
Naphtha	0.91	1.07	(15.3)

During the six months ended June 30, 2013, we completed reconfiguring the programming of the processors to primarily produce Fuel Oil No. 2, as opposed to Fuel Oil No. 6, as there is a significantly higher price per gallon that we are able to obtain from this product.  We expect that this will continue in the future as we focus our processors on making the most profitable fuels.  In addition, although Naphtha will always be a fuel made through the conversion process, we are working to minimize the relative production of Naphtha, as its sale price per gallon is significantly lower than that of our other fuels.

Revenues from the Data Business were driven by the completion of both open and new purchase orders.  During the six months ended June 30, 2013, we were able to complete certain open orders as well as certain new purchase orders.

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

Cost of Goods Sold	Six months ended June 30, 2013	Six months ended June 30, 2012	% Change
P2O COGS
Fuels	$241,910	228,680	5.8
Waste paper fiber	38,858	75,498	(48.5)
Total P2O COGS	280,768	$304,178	(7.7)

Data Business	18,351	-	N/A
TOTAL COGS	$299,119	$304,178	(1.7)

Fuel cost of goods sold increased 5.8% in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 while total fuel gallons sold decreased 10.0%.  The increase in cost of goods sold and cost per gallon was due to the following factors:
●
Increased costs to procure optimal feedstock for the processors.  We have identified a number of significant sources of optimal feedstock which can be delivered directly to our Niagara Falls plant, without the need for pre-processing at our recycling center.  During the quarter, we processed a significant amount of this feedstock, which is at a higher cost than that which requires pre-processing.

●
Increased freight costs to receive feedstock.  Much of the optimal feedstock discussed above came from suppliers that are not in close proximity to our Niagara Falls plant.  As a result of this, we incurred significantly higher transportation costs.

The following is a detail of the cost per gallon of fuel as well as the individual components that make-up the cost per gallon.

Fuel Type	Six months ended June 30, 2013 Average Cost per Gallon	Six months ended June 30, 2012 Average Cost per Gallon	% Change
Fuel Oil No. 6	$2.00	$1.70	17.5
Fuel Oil No. 2	$2.00	$1.70	17.5
Naphtha	$2.00	$1.70	17.5

Cost of Goods Sold Components	Six months ended June 30, 2013 Percentage Cost per Gallon (%)	Six months ended June 30, 2012 Percentage Cost per Gallon (%)	% Change
Feedstock Costs	52.6	37.8	39.0
Preprocessing Costs	30.5	43.4	(29.8)
P2O Plant Costs	10.2	15.3	(32.9)
Freight	6.7	3.5	91.5

The costs of goods related to waste paper fiber are comprised primarily of the direct material costs to acquire the material prior to processing and selling the recycled material.

The cost of goods sold related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data.

Total Gross Profit

Gross Profit	Six months ended June 30, 2013	Gross Profit % - Six months ended June 30, 2013	Six months ended June 30, 2012	Gross Profit % - Six months ended June 30, 2012
P2O
Fuels	$(42,372)	(21.2)	$(8,801)	(4.0)
Waste paper fiber	35,939	48.0	110,505	59.4
Total P2O Gross Profit	(6,433)	(2.3)	101,704	25.1

Data Business	31,881	635	-	-
TOTAL GROSS PROFIT	25,448	7.8	101,704	25.1

For the six months ended June 30, 2013 and 2012, we recorded a total gross profit of $25,448 and $101,704, respectively.

The gross profit related to our fuel sales for the six months ended June 30, 2013 was negatively impacted by our decision to secure optimal feedstock, albeit at higher pricing, in addition to increased costs to transport the feedstock to our Niagara Falls facility, as compared to the same period of 2012.

Our gross profit of $35,939 related to waste paper fiber was mainly driven by the commodities markets for the product.  We are generally able to procure waste paper fiber at low costs and then bale the raw materials for sales to local paper mills.  Additionally, we use the waste paper fiber markets to gain access to other feedstock waste streams.

The gross profit of $31,881 in the Data Business was mainly due to the low operating costs associated with this business segment.

Operating Expenses

We incurred operating expenses of $5,308,715 during the six months ended June 30, 2013, compared to $7,301,304 for the period ended June 30, 2012.  This is a decrease in the current period, mainly driven by a decrease in legal and accounting fees, the recovery of $700,000 related to insurance reimbursement of prior legal expenses and stock compensation expense, as there were a significant number of stock options that vested in the prior year that did not recur in the current year.  This was partially offset by increases in payroll as the Company continued to execute on the construction of the third processor, and insurance costs, which are related to the Company’s expansion and need for additional coverage.  A breakdown of the components of operating expenses for the six month periods ended June 30, 2013 and 2012 are as follows:

Operating Expenses	Six months ended June 30, 2013 ($)	Six months ended June 30, 2012 ($)
Selling, General and Administrative expenses	4,653,302	6,628,593
Depreciation & Accretion	397,767	276,243
Research & Development	257,646	203,637
Impairment Loss	-	192,831
Total Operating Expenses	5,308,715	7,301,304

Non-Operating Expenses

Interest Expenses

For the six months ended June 30, 2013, we had net interest income of $3,935, mainly from the recognition of interest on the note receivable from the sale of PakIt offset by interest payments on the mortgage on our facility in Canada as well as interest payments on our capital leases.  This was compared to the six months ended June 30, 2012, where we recognized net interest expense of $3,918, mainly through interest payments on the mortgage on our facility in Canada as well as interest payments on our capital leases.

Gain on Fair Value Measurement of Equity Derivative Liability

For the six months ended June 30, 2012 we recorded a gain of $305,798 on the fair value measurement of the price protection clause contained in the Private Placement that occurred in January 2012.   This gain was based on the difference between the closing price of our common stock on the valuation date (January 6, 2012) when we closed the private placement and the closing price of our common stock when the price protection clause was triggered (June 7, 2012) and subsequently paid to the requisite investors.  There was no such clause in any future private placement and thus, no similar amount in the six months ended June 30, 2013.

Income Tax Expenses

For the six month periods ended June 30, 2013 and 2012, we had no federal taxable income due to net losses and have recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the six month periods ended June 30, 2013 and 2012, we incurred $Nil current income tax and future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $5,770,236 for the six months ended June 30, 2013 compared to a net loss of $6,883,373 in the six months ended June 30, 2012.  These losses consisted of losses from continuing operations of $5,270,236 and $6,800,270 for the six months ended June 30, 2013 and 2012, respectively, and losses from discontinued operations of $500,000 and $83,103 for the six months ended June 30, 2013 and 2012, respectively.  The increase in net loss for the six months ended June 30, 2013 was driven by the impairment recorded on the note receivable from the sale of PakIt when management determine that collectability was not reasonably ensured with regards to the balance.

Quarter ended June 30, 2013 compared to June 30, 2012

Revenue

Revenue is primarily derived from our P2O business through the sale of our fuels and processed waste paper fiber.  Additionally, from time to time, we are able to supplement this revenue with revenue from our Data Business through reading and interpreting magnetic tape media, dependent on the time constraints of John Bordynuik.  The following table shows a breakdown of our revenues from these sources.

Revenue	Quarter ended June 30, 2013	Quarter ended June 30, 2012	% Change
P2O Revenue
Fuels	$69,903	$99,201	(29.5)
Waste paper fiber	22,788	80,219	(71.6)
Total P2O Revenue	92,691	179,420	(48.3)

Data Business	35,312	-	100.0
TOTAL REVENUE	$128,003	$179,420	(28.7)

Our fuel revenue comprised approximately 52% and 66% of our total revenue for the quarters ended June 30, 2013 and June 30, 2012.  Fuel sales are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold.  Our fuels are sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers.  Generally, we are able to obtain a higher price per gallon for our Fuel Oil No. 2 as compared to Fuel Oil No. 6, and a significantly lower price for our Naphtha.  The decrease in fuel revenues for the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012 is due to the following key factors:

●	Machine downtime due to the upgrade of the gas compression and chillers added to the facility, which required the shutdown of all systems while construction was being completed;
●	Focused effort by all facility staff on the completion of the third processor, including our plant operations staff who were focused on the construction of key components of the processor;

The following tables provide a comparison of production and sales of our three specific fuels for the quarters ended June 30, 2013 and 2012 as well as a comparison of our average price per gallon of fuel sold in each of the two periods.

	Gallons Produced (Quarter ended June 30,)			Gallons Sold (Quarter ended June 30,)
Fuel Type	2013	2012	% Change	2013	2012	% Change
Fuel Oil No. 6	6,947	42,724	(83.7)	6,514	38,275	(83.0)
Fuel Oil No. 2	12,358	-	N/A	14,598	-	N/A
Naphtha	24,509	25,845	(5.2)	25,403	26,482	(4.1)
TOTAL	43,814	68,569	(36.1)	46,515	64,757	(28.2)

Fuel Type	Quarter ended June 30, 2013 Average Price per Gallon	Quarter ended June 30, 2012 Average Price per Gallon	% Change
Fuel Oil No. 6	$1.85	$1.89	(2.2)
Fuel Oil No. 2	2.59	-	N/A
Naphtha	0.79	1.01	(22.0)

During the quarter ended June 30, 2013, we completed reconfiguring the programming of the processors to primarily produce Fuel Oil No. 2, as opposed to Fuel Oil No. 6, as there is a significantly higher price per gallon that we are able to obtain from this product.  We expect that this will continue in the future as we focus our processors on making the most profitable fuels.  In addition, although Naphtha will always be a fuel made through the conversion process, we are working to minimize the relative production of Naphtha, as its sale price per gallon is significantly lower than that of our other fuels.

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

Cost of Goods Sold	Quarter ended June 30, 2013	Quarter ended June 30, 2012	% Change
P2O COGS
Fuels	$113,046	79,388	42.4
Waste paper fiber	16,205	46,941	(65.5)
Total P2O COGS	129,251	$126,329	2.3

Data Business	9,716	-	N/A
TOTAL COGS	$138,967	$126,329	10.0

Fuel cost of goods sold increased 42.4% in the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012 while total fuel gallons sold decrease 28.2%.  The increase in cost of goods sold and cost per gallon was due to the following factors:

●
Increased costs to procure optimal feedstock for the processors.  We have identified a number of significant sources of optimal feedstock which can be delivered directly to our Niagara Falls plant, without the need for pre-processing at our recycling center.  During the quarter, we processed a significant amount of this feedstock, which is at a higher cost than that which requires pre-processing.

●
Increased freight costs to receive feedstock.  Much of the optimal feedstock discussed above came from suppliers that are not in close proximity to our Niagara Falls plant.  As a result of this, we incurred significantly higher transportation costs.

The following is a detail of the cost per gallon of fuel as well as the individual components that make-up the cost per gallon.

Fuel Type	Quarter ended June 30, 2013 Average Cost per Gallon	Quarter ended June 30, 2012 Average Cost per Gallon	% Change
Fuel Oil No. 6	$2.43	$1.23	98.2
Fuel Oil No. 2	$2.43	$1.23	98.2
Naphtha	$2.43	$1.23	98.2

Cost of Goods Sold Components	Quarter ended June 30, 2013 Percentage Cost per Gallon (%)	Quarter ended June 30, 2012 Percentage Cost per Gallon (%)	% Change
Feedstock Costs	61.7	32.6	89.2
Preprocessing Costs	23.9	47.3	(49.6)
P2O Plant Costs	6.6	17.9	(63.3)
Freight	7.8	2.4	219.5

The costs of goods related to waste paper fiber are comprised primarily of the direct material costs to acquire the material prior to processing and selling the recycled material.

The cost of goods sold related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data.

 Total Gross Profit

Gross Profit	Quarter ended June 30, 2013	Gross Profit % - Quarter ended June 30, 2013	Quarter ended June 30 2012	Gross Profit % - Quarter ended June 30, 2012
P2O
Fuels	$(43,143)	(61.7)	$19,813	28.9
Waste paper fiber	6,583	28.9	33,278	41.5
Total P2O Gross Profit	(36,560)	(39.4)	53,091	29.6

Data Business	25,596	72.5	-	-
TOTAL GROSS PROFIT	(10,964)	(8.6)	53,091	29.6

For the quarter ended June 30, 2013, we recorded a negative gross profit of 10,964 as compared to a gross profit of 53,091 for the quarter ended June 30, 2012.

The gross profit related to our fuel sales for the three months ended June 30, 2013 was negatively impacted by our decision to secure optimal feedstock, albeit at higher pricing, in addition to increased costs to transport the feedstock to our Niagara Falls facility, as compared to the same period of 2012.

Our gross profit of $6,583 related to waste paper fiber was mainly driven by the commodities markets for the product.  The decrease in gross profit as compared to the quarter ended June 30, 2012 is mainly due to the focus on processing and stockpiling feedstock for our processors as opposed to collecting and baling cardboard.  We are generally able to procure waste paper fiber at low costs and then bale the raw materials for sales to local paper mills.  Additionally, we use the waste paper fiber markets to gain access to other feedstock waste streams.

The gross profit of $25,596 in the Data Business was mainly due to the low operating costs associated with this business segment.

Operating Expenses

We incurred operating expenses of $ 2,554,071 during the quarter ended June 30, 2013, compared to $4,230,616 for the quarter ended June 30, 2012.  This is a decrease in the current period, mainly driven by a decrease in accounting and legal fees, the recovery of $700,000 of insurance reimbursements related to previous legal costs and a reduction in stock compensation expense.  These decreases were partially offset by increases in payroll as we continue to execute on the construction of the third processor, and insurance costs, which are related to the Company’s expansion and need for additional coverage.  A breakdown of the components of operating expenses for the quarters ended June 30, 2013 and 2012 are as follows:

Operating Expenses	Quarter ended June 30, 2013 ($)	Quarter ended June 30, 2012 ($)
Selling, General and Administrative expenses	2,202,501	3,826,751
Depreciation & Accretion	203,868	139,047
Research & Development	147,699	108,487
Impairment Loss	-	156,331
Total Operating Expenses	2,554,071	4,230,616

Non-Operating Expenses

Interest Expenses

For the quarters ended June 30, 2013 and 2012, we had net interest income of $1,833 and 2,967, respectively, mainly from the recognition of interest on the note receivable from the sale of PakIt offset by interest payments on the mortgage on our facility in Canada as well as interest payments on our capital leases.

Gain on Fair Value Measurement of Equity Derivative Liability

For the quarter ended June 30, 2012 we recorded a gain of $91,986 on the fair value measurement of the price protection clause contained in the Private Placement that occurred in January 2012.   This gain was based on the difference between the closing price of our common stock on the valuation date (January 6, 2012) when we closed the private placement and the closing price of our common stock when the price protection clause was triggered (June 7, 2012) and subsequently paid to the requisite investors.  There was no such clause in any future private placement and thus, no similar amount in the quarter ended June 30, 2013.

Income Tax Expenses

For the quarters ended June 30, 2013 and 2012, we had no federal taxable income due to net losses and have recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the quarters ended June 30, 2013 and 2012, we incurred $Nil current income tax and future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $3,055,716 for the quarter ended June 30, 2013 compared to a net loss of $4,051,873 in the quarter ended June 30, 2012.  These losses consisted of losses from continuing operations of $2,555,716 and $4,028,390 for the quarters ended June 30, 2013 and 2012, respectively, and losses from discontinued operations of $500,000 and $23,483 for the quarters ended June 30, 2013 and 2012, respectively.  The increase in net loss for the six months ended June 30, 2013 was driven by the impairment recorded on the note receivable from the sale of PakIt when management determine that collectability was not reasonably ensured with regards to the balance.

Liquidity and Capital Resources

As of June 30, 2013, the Company had cash and cash equivalents of $1,078,073 on hand.  The Company does not currently have a formal cash management policy in place.

The Company’s cash flows for the six month periods ended June 30, 2013 and 2012 are summarized below

	2013		2012
Net loss from continuing operations	$	(5,270,236)	$(6,800,270)
Net loss from discontinued operations		(500,000)	(83,103)
Items not affecting cash		1,667,391	2,321,569
Working capital changes		(673,982)	(899,612)
Investing activities		(2,109,112)	(2,737,638)
Financing activities		3,998,292	11,643,780
Decrease in cash		$(2,887,647)	$(3,918,231)

We do not generate sufficient cash to fund our operations and we have limited capital resources. To fund operations during our development, we have primarily relied on net proceeds from the sale of equity securities in private placement transactions. If we fail to raise additional capital as and when needed, then we may be forced to severely curtail or cease operations.  There can be no assurance that financing will be available on favorable terms or at all. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders.

Our limited capital resources and recurring losses from operations raise substantial doubt about our ability to continue as a going concern and may adversely affect the ability to raise additional capital. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

In the six month periods ended June 30, 2013 and 2012, we had significant charges included in the reported Net Loss that had no effect on cash flows.  In both periods, these charges included depreciation of property, plant and equipment, allowances for uncollectible amounts, and stock based compensation and stock issued for services.  In addition, in the prior period ended June 30, 2012, the Company recorded an adjustment for the mark-to-market adjustment of the Company’s derivative equity liability related to the price protection clause issued to investors in the Company’s December 2011/ January 2012 private offering.  There were no such clauses in recent placements and therefore, no corresponding amounts arose in the six or three month periods ended June 30, 2013.  Additionally, as we have continued to cut our costs, subsequent to June 30, 2013, we reduced our workforce by approximately 25%.

Investing activities include the Company’s cash investment in property, plant and equipment which amounted to $2,109,112 in the six months ended June 30, 2013, as compared to $2,737,638 in the six months ended June 30, 2012.  As we continue to grow and expand the number of processors, potential P2O plant locations and make any necessary modifications to the processors, buildings housing the processors and other enhancements, we expect to continue to make significant investment in property, plant and equipment in future periods.

Financing activities in the six months ended June 30, 2013 represented the cash received upon the issuance of Series B Preferred Stock during the period as compared to the six months ended June 30, 2012, cash from financing activities represented cash received from stock issuances and stock subscription advances as well as short term loans, offset by repayments of stock subscription advances.  We expect to rely upon proceeds from future private placements of equity and debt securities to implement our growth and construction plans and meet our liquidity needs going forward.

Subsequent to June 30, 2013, we entered into subscription agreements with certain accredited investors to provide $3,000,000 of funding for us in the form of Senior Secured Debt.  Without these funds, we would continue to experience significant liquidity problems that could have a potential adverse impact on our ability to continue to run our business.

While we have been successful in securing financing in sufficient amounts and suitable terms needed to meet our needs currently and in the past; there is no assurance that it will be able to do so in the future.

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

The Company has disclosed its accounting policies in “NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  The following accounting policies provide an update to those included under the same captions in the Company’s Annual Report on Form 10-K.

Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of property, plant and equipment, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities, valuation of short-term note receivable and accounts receivable exposures.

Accounts Receivable

Accounts receivable represent unsecured obligations due from customers under terms requesting payments upon receipt of invoice up to thirty days, depending on the customer. Accounts receivable are non-interest bearing and are stated at the amounts billed to the customer net of an allowance for uncollectible accounts. Customer balances with invoices beyond agreed upon terms are considered delinquent. Payments of accounts receivable are allocated to the specific invoices identified on the customer remittance, or if unspecified, are applied to the earliest unpaid invoice.

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. Accounts receivable determined to be uncollectible are recognized using the allowance method. The allowance for uncollectible accounts for the periods ending June 30, 2013 and December 31, 2012 was $27,810 and $57,991, respectively.

Inventories

Inventories consist of plastics, processing costs and processed fuels and are stated at the lower of cost or market. The Company uses an average costing method for determining cost (see Note 4). Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.

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

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in depreciation and accretion expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  The balance of such asset retirement obligation is included in other long-term liabilities with balances of $29,864 and $29,423 as of June 30, 2013 and December 31, 2012, respectively.

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

P2O sales are recognized when the customers take possession of the fuel since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession they have arranged for transportation to pick it up and the sales price has either been set in their purchase contract or negotiated prior to the time of pick up through issuance of a purchase order. The Company negotiates the pricing of the fuel based on the quality of the product and the type of fuel being sold (i.e. Naphtha, Fuel Oil No.6 or Fuel Oil No. 2).

Subsequent Events

On July 6, 2013, 1,741,500 warrants issued in conjunction with the private placement in December 2011/ January 2012 expired and $1,776,330 was reclassified as additional paid in capital on the condensed consolidated balance sheet.

On July 11, 2013, the Board of Directors of JBI, Inc. (the “Company”) approved a  reduction in the labor force of approximately 15 employees, constituting approximately 25% of the Company’s workforce, whose employment was terminated as part of an overall plan to reduce the Company’s cost structure.  The Company estimated it will incur approximately $40,000 in total restructuring expenses, all of which are expected to result in future cash expenditures. The Company expects to recognize these restructuring charges of approximately $40,000 in the quarter ending September 30, 2013. These costs consist of severance and other employee-related costs.

On July 29, 2013, holders of 74,400 shares of the Company’s Series B Preferred Stock exercised their conversion rights under the Certificate of Designations and converted the aforementioned shares into 520,800 shares of the Company’s Common Stock.  All 520,800 of these shares were issued subsequent to June 30, 2013.

On August 8, 2013, JBI, Inc., (the “Company”) entered a stipulation agreement (the “Stipulation Agreement”) in potential settlement of the previously reported class action lawsuit filed by certain stockholders of the Company against the Company and Messrs. Bordynuik and Baldwin (both former officers of the Company) on behalf of a settlement class consisting of purchasers of the Company’s common stock during the period from August 28, 2009 through January 4, 2012 (the “Proposed Class Period”).  Under the Stipulation Agreement, the Company would agree to issue shares of its common stock that will comprise a settlement fund.  The number of shares to be issued will be dependent on the price per share of the Company’s common stock during a period preceding the date of the Court’s entry of final judgment in the case (the “Judgment Date”).  If the price of the Company’s common stock is less than $0.50 per share based upon the average closing price for the 90 trading days preceding the Judgment Date, the Company would issue 3 million shares of its common stock. If the price of the Company’s common stock is between $0.50 and $0.70 per shares, based upon the same 90-day average closing price, the Company would issue 2.5 million shares of its common stock.  If the price of the Company’s common stock is more than $0.70 per share based upon the same 90-day average closing price the Company will issue 1.75 million shares of its common stock.  The shares will not be distributed to class members in kind.  At any time after final approval by the Court, class counsel would have the option to sell all or any portion of such shares for the benefit of class members, subject to certain volume limitations.  Plaintiff’s counsel’s attorneys’ fees, subject to Court approval, would be paid out of the settlement fund.  The Company would also pay settlement-related costs up to a maximum of $200,000.  The plaintiffs and each of the class members who purchased the Company’s common stock during the Proposed Class Period and alleged they were damaged would be deemed to have fully released all claims against the Company and other defendants upon entry of judgment.  It is contemplated that the agreement will be submitted to the Court and that class counsel will apply for entry of an order requesting the preliminary approval of the settlement, including the mailing of a settlement notice that will include, among other things, the general terms of the settlement, proposed plan of allocation, and terms of plaintiff’s counsel’s fee application.  It is further contemplated that a hearing will be requested at which the Court will be asked to finally approve the settlement of the litigation and pursuant to entry of judgment.  The Company cannot predict the outcome of the class action litigation at this time.  Any actual settlement is subject to risks and uncertainties concerning, among other things, objections from class members to the terms of the settlement and failure of the Court to approve the settlement.

On August 9, 2013, the previously reported stockholder derivative suit which was dismissed without prejudice on June 26, 2013 was re-filed in the U.S. District Court in the State of Massachusetts.  Currently, the Company has not been able to assess the potential liability, if any, related to this matter, however, the Company plans to vigorously defend this matter.

On August 14, 2013, Richard Heddle and Philip Bradley were appointed to the Board of Directors of the Company .  Mr. Heddle will serve as Chairman of the Board.

On August 14, 2013, Tony Bogolin informed the Board of Directors the Company of his resignation from his positions as the Company’s President and Chief Executive Officer and from the Board, effective the close of business August 14, 2013.  In connection with Mr. Bogolin’s resignation, Mr. Bogolin and the Company executed a separation agreement (the "Bogolin Separation Agreement") on August 14, 2013. Pursuant to the terms of the Bogolin Separation Agreement, Mr. Bogolin will receive payment of the equivalent of four and one half months of his base salary and unused accrued vacation ($105,966) payable in three equal monthly payments and immediate accelerated vesting of options to purchase 370,000 shares of the Company’s common stock.  The exercise period of the vested options will be extended from ninety (90) days to seven years after execution of the Bogolin Separation Agreement.  In addition, Mr. Bogolin will receive continued coverage under the Company's benefit plans or equivalent coverage through December 31, 2013.

Richard Heddle will serve in the capacity as Interim President and Chief Executive Officer for the foreseeable future.

On August 14, 2013, Matthew Ingham informed the Board of Directors the Company of his resignation from his positions as the Company’s Chief Financial Officer and from the Board, effective the close of business August 14, 2013.  In connection with Mr. Ingham’s resignation, Mr. Ingham and the Company executed a separation agreement (the "Ingham Separation Agreement") on August 14, 2013. Pursuant to the terms of the Ingham Separation Agreement, Mr. Ingham will receive payment of the equivalent of four and one half months of his base salary and unused accrued vacation ($74,176) payable in three equal monthly payments and immediate accelerated vesting of options to purchase 200,000 shares of the Company’s common stock.  The exercise period of the vested options will be extended from ninety (90) days to seven years after execution of the Ingham Separation Agreement.  In addition, Mr. Ingham will receive continued coverage under the Company's benefit plans or equivalent coverage through December 31, 2013.

On August 14, 2013, the Company entered into a binding term sheet agreement with Richard Heddle to secure an investment in the Company of $3 million.  The investment will consist of a proposed Senior Secured Debt Payment in Kind Note (“Senior Debt”) secured by the property, plant and equipment and intellectual property of the Company, bears an interest rate of 12.5%.  The Senior Debt has a term of five years and has detachable warrants valued at 120% of the closing price of the stock on the date prior to funding.

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

Interest Rate Risk

We deposit surplus funds with banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of current portion of capital leases outstanding as of June 30, 2013 and December 31, 2012 was $23,353 and $23,068, respectively. We are exposed to interest rate risk primarily with respect to our capital leases and mortgage.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Credit Risk

We have not experienced significant credit risk with our accounts receivable, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers.  Currently, as noted in Note 6 to the condensed consolidated financial statements, we have become aware of the uncertainty of the creditworthiness of the noteholder related to PakIt and have accordingly reserved for the collectability of the note receivable related to that transaction.

During the six month periods ended June 30, 2013 and 2012, 92.4% and 70.8% of total net sales were generated from 4 and 3 customers, respectively.  During the three month periods ended June 30, 2013 and 2012, 96.8% and 68.9% of total net sales were generated from 4 and 3 customers, respectively. As of June 30, 2013 and December 31, 2012, 3 customers accounted for 75.2% and 56.3% of accounts receivable, respectively.

For the six month periods ended June 30, 2013 and 2012, the Company had approximately 33.4% and 7.2%, respectively of its purchases from 2 vendors.  For the three month periods ended June 30, 2013 and 2012, the Company had approximately 33.6% and 8.5%, respectively of its purchases from 3 vendors.  As of June 30, 2013 and December 31, 2012, these three vendors accounted for 41.1% and 23.5%) of accounts payable, respectively.

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

On April 25, 2013, plaintiffs ASPTO LLC, Plastic2Oil of Clearwater 1 LLC, and ES Resources LLC filed suit against the Company in the Circuit Court of Pinellas County, Florida, alleging breaches of certain contracts and seeking unspecified damages.  The Company thereafter removed the case to the United States District Court for the Middle District of Florida, and filed a motion to dismiss certain counts of the Complaint.  That motion is pending; the Court has not ruled upon it.  The Company cannot predict the outcome of this matter at this time.

On August 9, 2013, the previously reported stockholder derivative suit which was dismissed without prejudice on June 26, 2013 was re-filed in the U.S. District Court in the State of Massachusetts.  Currently, the Company has not been able to assess the potential liability, if any, related to this matter, however, the Company plans to vigorously defend this matter.

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

JBI, INC.

Date: August 14, 2013	By:	/s/ Tony Bogolin
Name: Tony Bogolin
Title: President and Chief Executive Officer (Principal Executive Officer)