Form 10-K/A
period 2012-12-31
JBI, INC.
filed 2013-11-07
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K/A

Amendment No. 2

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

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 2 to Annual Report on Form 10-K/A (this “Amended Report”) is being filed with the Securities and Exchange Commission (the “SEC”) to amend the Annual Report on Form 10-K for the year ended December 31, 2012 (as amended by Amendment No. 1 filed with the SEC on April 30, 2013, the “Original 10-K”) of JBI, Inc. (the “Company”, “we” and/or “us”) for the following purposes:

●
to amend and restate Item 9A of the Original Report to clarify that management concluded that the Company’s internal controls over financial reporting were ineffective as of December 31, 2012 due to the material weakness discussed in Item 9A; and

●	to provide the certifications required by Item 15 of Part IV of Form 10-K in connection with this Amended Report.

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

PART II

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Based on this evaluation, our principal executive officer  and principal financial officer concluded that as of December 31, 2012 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

 We have taken numerous steps to address the underlying causes of the deficiencies in our disclosure controls and procedures, primarily through the development and implementation of policies, improved processes and documented procedures, the retention of third-party experts and contractors, and the hiring of additional accounting personnel with technical accounting and inventory accounting experience.

Management’s report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining effective internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (U.S. GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2012. Based on this assessment, management, including our principal executive officer and our principle financial officer, concluded that the Company’s internal controls over financial reporting were ineffective as of December 31, 2012 due to the material weakness discussed below.

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

Management’s Discussion of Material Weakness

A material weakness is a significant deficiency in internal controls that results in more than a remote likelihood that a material misstatement of the financial statements may occur as a result of the deficiency and is important enough to merit attention by those responsible for oversight of a company’s financial reporting. The Company’s material weakness is a result of a lack of policies and procedures, with the associated internal controls, to appropriately address entity level matters.  Management concluded that the lack of adherence to the Board of Directors’ policies and more specifically, the Audit Committee Charter, which requires a three member committee with one member qualified as a “financial expert”, caused a failure at the entity level for proper governance over the Company’s financial reporting environment.   The Company has been working towards eliminating this material weakness through the search for additional qualified members of our Board of Directors, however, to the extent this deficiency continues to exist, the accuracy and timeliness of financial reporting may be adversely affected.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve these controls. In order to achieve compliance with Section 404 of the Sarbanes Oxley Act (“Section 404”), we are performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404.

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

JBI, INC.

Date: November 6, 2013	By:	/s/ Richard Heddle
Name: Richard Heddle
Title: President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	Director; President and Chief Executive Officer	November 6, 2013
Richard Heddle	(Principal Executive Officer)

/s/ Nicholas Terranova	Chief Financial Officer	November 6, 2013
Nicholas Terranova	(Principal Financial Officer and Principal Accounting Officer)

/s/ Philip Bradley	Director	November 6, 2013
Philip Bradley

EXHIBIT INDEX

Exhibit No.	Description

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

10.9
Form of Incentive Stock Option Agreement pursuant to the 2012 Long-Term Incentive Plan of JBI, Inc. (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2012)

10.9
Amended and Restated Employment Agreement, dated October 18, 2012, by and between the Company and Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2012).

10.10
Amended and Restated Employment Agreement, dated October 18, 2012, by and between the Company and Nicholas Terranova (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 19, 2012).

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

31.3
Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Incorporated herein by reference to Exhibit 31.3 to our amended Annual Report on Form 10-K/A filed on April 30, 2013).

31.4
Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Incorporated herein by reference to Exhibit 31.4 to our amended Annual Report on Form 10-K/A filed on April 30, 2013).

31.5	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.6	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.2
Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Incorporated herein by reference to Exhibit 32.2 to our Annual Report on Form 10-K filed on March 15, 2013).

32.3
Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated herein by reference to Exhibit 32.3 to our amended Annual Report on Form 10-K/A filed on April 30, 2013).

32.4
Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated herein by reference to Exhibit 32.4 to our amended Annual Report on Form 10-K/A filed on April 30, 2013).

32.5	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.6	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (Incorporated herein by reference to Exhibit 101.INS to our Annual Report on Form 10-K filed on March 15, 2013).

101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated herein by reference to Exhibit 101.SCH to our Annual Report on Form 10-K filed on March 15, 2013).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated herein by reference to Exhibit 101.CAL to our Annual Report on Form 10-K filed on March 15, 2013).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated herein by reference to Exhibit 101.DEF to our Annual Report on Form 10-K filed on March 15, 2013).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Incorporated herein by reference to Exhibit 101.LAB to our Annual Report on Form 10-K filed on March 15, 2013).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated herein by reference to Exhibit 101.PRE to our Annual Report on Form 10-K filed on March 15, 2013).
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