Form 10-Q
period 2013-09-30
JBI, INC.
filed 2013-11-12
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

As of  November 11, 2013, there were 90,692,243 shares of Common Stock, $0.001 par value per share, issued and outstanding.

JBI Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains “forward looking statements” within the meaning of applicable securities laws. Such statements include, but are not limited to, statements with respect to the Company’s beliefs, plans, strategies, objectives, goals and expectations, including expectations about the future financial or operating performance of the Company and its projects, capital expenditures, capital needs, government regulation of the industry, environmental risks, limitations of insurance coverage, and the timing and possible outcome of regulatory matters, including the granting of patents and permits. Words such as “expect”, “anticipate”, “intend”, “attempt”, “may”, “will”, “plan”, “believe”, “seek”, “estimate”, and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve assumptions, risks and uncertainties that are difficult to predict.

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

Unless otherwise noted, references in this registration statement to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

 PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,141,538	$3,965,720
Cash held in attorney trust (Note 2)	43,034	184,789
Restricted cash (Note 7)	100,097	100,022
Accounts receivable, net of allowance for doubtful accounts of $27,810 (December 31, 2012 - $57,991) (Note 2)	96,751	240,139
Inventories, net of reserve of $326,526 (December 31, 2012 - $56,623) (Note 4)	208,572	240,096
Short-term note receivable, net of reserve of $500,000 (Note 6)	-	487,722
Prepaid expenses and other current assets	137,489	419,849
TOTAL CURRENT ASSETS	2,727,481	5,638,337

PROPERTY, PLANT AND EQUIPMENT, NET (Note 5)	8,618,865	6,886,059
OTHER ASSETS
Deposits (Note 2)	1,484,453	839,005

TOTAL ASSETS	$12,830,799	$13,363,401
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,853,487	$1,608,575
Accrued expenses	878,271	1,081,100
Customer advances	26,120	26,120
Accrued lease liability – current portion (Note 11)	89,269	-
Mortgage payable and capital leases – current portion (Note 9)	23,484	23,068
TOTAL CURRENT LIABILITIES	2,870,631	2,738,863

LONG-TERM LIABILITIES
Asset retirement obligation (Note 2)	30,085	29,423
Long-term accrued lease liability (Note 11)	416,478	-
Senior secured notes (Note 10)	2,104,570	-
Mortgage payable and capital leases (Note 9)	297,584	314,716
TOTAL LIABILITIES	5,719,348	3,083,002

STOCKHOLDERS' EQUITY (Note 12)
PREFERRED STOCK (5,000,000 shares authorized, 3,204,100 issued and outstanding)
Preferred Stock, Series B, par $0.001; 2,300,000 shares, authorized, convertible into 16,100,000 shares of Common Stock, 2,204,100 shares issued and outstanding at September 30, 2013 (December 31, 2012 – Nil)	7,648,690	-
Preferred Stock, Series B, beneficial conversion feature (“BCF”) discount	(2,583,873)	-
Preferred Stock, Series B subscribed; Nil shares subscribed as of September 30, 2013 (December 31, 2012 – 1,146,444)	-	1,531,814
Preferred Stock, Series A, par $0.001; 1,000,000 shares authorized, 1,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	1,000	1,000
COMMON STOCK
Common Stock, par $0.001; 150,000,000 authorized, 90,481,743 shares at September 30, 2013 and 89,855,816 shares at December 31, 2012	90,483	89,857
Common Stock Subscribed, 210,500 shares at cost at September 30, 2013 and 85,415 shares at cost at December 31, 2012	98,610	60,818
Common Stock Warrants, 3,256,000 Warrants outstanding as of September 30, 2013 and 1,997,500 Warrants outstanding at December 31, 2012	1,171,720	2,037,450

Additional paid in capital (Note 2)	58,375,796	54,427,269
Accumulated deficit (Note 2)	(57,690,975)	(47,867,809)
TOTAL STOCKHOLDERS' EQUITY	7,111,451	10,280,399
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,830,799	$13,363,401

Commitments and Contingencies (Note 11)
Subsequent Events (Note 19)
Going Concern (Note 1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Month Periods Ended September 30,
(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
SALES
P2O	$473,757	$336,375	$277,276	$119,159
Other	75,231	70,381	24,999	70,381
	548,988	406,756	302,275	189,540

COST OF SALES
P2O	514,350	386,838	263,590	148,992
Other	27,384	52,097	9,209	51,217
	541,734	438,935	272,799	200,209

GROSS PROFIT (LOSS)	7,254	(32,179)	29,476	(10,669)
OPERATING EXPENSES
Selling, general and administrative expenses (Note 2)	6,781,325	8,833,147	2,728,889	2,478,319
Depreciation of property, plant and equipment and accretion of the asset retirement obligation	656,876	415,562	279,343	159,970
Research and development expenses (Note 2)	365,289	328,223	107,643	122,491
Accretion of discount on secured senior notes (Note 10)	5,170	-	5,170	-
Impairment loss – property, plant and equipment (Note 5)	-	192,831	-	-
TOTAL OPERATING EXPENSE	7,808,660	9,769,763	3,121,045	2,760,780
LOSS FROM OPERATIONS	(7,801,406)	(9,801,942)	(3,091,569)	(2,771,449)
OTHER INCOME (EXPENSE)
Gain on fair value measurement of equity derivative liability (Note 12)	-	305,798	-	-
Interest (expense) income, net	(10,803)	(6,268)	(15,264)	4,502
Other income, net	23,526	101,279	5,960	3,829
	12,723	400,809	(9,304)	8,331
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,788,683)	(9,401,133)	(3,100,873)	(2,763,118)
INCOME TAXES FROM CONTINUING OPERATIONS (Note 8)	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(7,788,683)	(9,401,133)	(3,100,873)	(2,763,118)
NET LOSS FROM DISCONTINUED OPERATIONS (Note 17)	(2,034,483)	(491,780)	(952,057)	(233,297)
NET LOSS	$(9,823,166)	$(9,892,913)	$(4,052,930)	$(2,996,415)
Basic & diluted loss per share from continuing operations	$(.09)	$(.12)	$(.03)	$(.03)
Basic & diluted loss per share from discontinued operations	$(.02)	$(.01)	$(.01)	$-
Basic & diluted loss per share	$(.11)	$(.13)	$(.04)	$(.03)
Basic & diluted weighted average number of common shares outstanding (Note 2)	90,028,406	79,406,788	90,270,744	89,540,484

The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Month Period Ended September 30, 2013 (Unaudited)

	Common Stock $0.001 Par Value		Common Stock Subscribed		Common Stock Warrants		Preferred Stock – Series A $0.001 Par Value		Preferred Stock – Series B $0.001 Par Value		Preferred Stock Series B – Beneficial Conversion	Preferred Stock Subscribed		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Amount	Shares	Amount	Shares	Amount	Feature	Shares	Amount	Capital	Deficit	Equity

BALANCE – DECEMBER 31, 2012 (Note 2)	89,855,816	$89,857	85,415	$60,818	1,997,500	$2,037,450	1,000,000	$1,000	-	$-	$-	1,146,444	$1,531,814	$54,427,269	$(47,867,809)	$10,280,399

Common stock issued for services, subscribed in the prior year, $0.73 per share	34,247	34	(34,247)	(25,000)	-	-	-	-	-	-	-	-	-	24,966	-	-

Preferred Stock –Series B, issued during 2013 (net of issue costs)	-	-	-	-	-	-	-	-	1,146,444	3,983,192	(2,451,378)	(1,146,444)	(1,531,814)	-	-	-

Preferred Stock – Series B – issued during 2013 (net of issue costs)	-	-	-	-	-	-	-	-	1,153,556	3,998,292	(2,817,622)	-	-	2,817,622	-	3,998,292

Common stock issued for services, subscribed in the prior year, $0.70 per share	51,168	51	(51,168)	(35,818)	-	-	-	-	-	-	-	-	-	35,767	-	-

Common stock issued for services, $0.46 per share	11,911	12	-	-	-	-	-	-	-	-	-	-	-	5,466	-	5,478

Preferred Stock - Series B, converted to Common Stock in Q3	520,800	521	-	-	-	-	-	-	(74,400)	(258,184)	-	-	-	257,663	-	-

Common stock issued for services, $0.51 per share	7,801	8	-	-	-	-	-	-	-	-	-	-	-	3,974	-	3,982

Common stock subscribed for services, valued at $0.40 per share	-	-	60,000	24,000	-	-	-	-	-	-	-	-	-	-	-	24,000

Series B preferred stock converted to common stock subscribed.	-	-	150,500	74,610	-	-	-	-	(21,500)	(74,610)	-	-	-	-	-	-

Common Stock Warrants to purchase shares of Common Stock for $0.54 per share	-	-	-	-	3,000,000	910,600	-	-	-	-	-	-	-	-	-	910,600

Reclass of expired warrants during Q3	-	-	-	-	(1,741,500)	(1,776,330)	-	-	-	-	-	-	-	1,776,330	-	-

Preferred stock – Series B – Deemed Dividend	-	-	-	-	-	-	-	-	-	-	2,685,127	-	-	(2,685,127)	-	-

Stock compensation expense related to granting of stock options.	-	-	-	-	-	-	-	-	-	-	-	-	-	1,711,866	-	1,711,866

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,823,166)	(9,823,166)

BALANCE - SEPTEMBER 30, 2013	90,481,743	$90,483	210,500	$98,610	3,256,000	$1,171,720	1,000,000	$1,000	2,204,100	$7,648,690	$(2,583,873)	-	$-	$58,375,796	$(57,690,975)	$7,111,451

The accompanying notes are an integral part of the condensed consolidated financial statements.

JBI, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Month Periods Ended September 30,
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(7,788,683)	$(9,401,133)
Net loss from discontinued operations	(2,034,483)	(491,780)
Items not affecting cash:
Depreciation of property plant and equipment and accretion of the asset retirement obligation (Note 5)	702,209	451,572
Accretion of discount on secured senior debt	5,170	-
Accrued interest on senior secured notes	10,000	-
Other income	(12,355)	(18,139)
Impairment charges	-	192,831
Mark-to-market adjustment of equity derivative liability	-	(305,798)
Provision for uncollectible accounts	-	34,962
Receivable from insurance carrier	-	(247,603)
Stock issued for services	-	1,397,767
Stock based compensation	1,745,306	1,220,920
Total non-cash items from continuing operations	2,450,330	2,726,512
Non-cash items impacting discontinued operations	1,238,601	5,591

Working capital changes:
Cash held in attorney trust	141,756	(48,693)
Accounts receivable	131,388	24,686
Recovery of uncollectible accounts	12,000	-
Inventories	(238,379)	(49,180)
Short-term note receivable	-	(475,443)
Prepaid expenses and other current assets	282,360	200,130
Assets held for sale	-	1,080,210
Security deposits and other assets	-	(22,299)
Accounts payable	(693,394)	(1,360,812)
Accrued expenses	(134,011)	54,408
Other long-term liabilities and customer advances	(170)	(98,998)
Total working capital changes	(498,450)	(695,991)
Changes attributable to discontinued operations	-	3,122

NET CASH USED IN OPERATING ACTIVITIES	(6,632,685)	(7,853,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(1,544,341)	(2,855,674)
Deposits for property, plant and equipment	(645,448)	(607,220)
NET CASH USED IN INVESTING ACTIVITIES	(2,189,789)	(3,462,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock – Series B proceeds, net	3,998,292	-
Stock proceeds, net	-	11,699,066
Proceeds from the issuance of senior secured notes	3,000,000	-
Repayment of stock subscriptions payable advances	-	(100,000)
Repayment of note payable	-	(105,000)
Proceeds from short term loans	-	75,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,998,292	11,569,066

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,824,182)	252,493

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,965,720	2,511,469

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,141,538	$2,763,962

Supplemental disclosure of cash flow information (see also Note 16):
Cash paid for income taxes	$-	$-
Cash paid for interest	$16,042	$17,339

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

JBI, Inc. (the “Company” or “JBI”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006.  310 had no significant activity from inception through 2009.  In April 2009, John Bordynuik, the Company’s former CEO and current Chief of Technology, purchased 63% of the issued and outstanding shares of 310.  During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, Plastic2Oil (“P2O”).  Plastic2Oil is a combination of proprietary technologies and processes developed by JBI which convert waste plastics and waste oil into fuel.  As of the date of this Report, JBI operates three processors at its Niagara Falls, NY facility (the “Niagara Falls Facility”).

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), a distributor of electronic components, including home theater and audio video products.  In July 2012, the Company closed Javaco and sold substantially all its inventory and fixed assets.  The operations of Javaco have been classified as discontinued operations for all periods presented (Note 17).

In September 2009, the Company acquired Pak-It, LLC  (“Pak-It”).  Pak-It operated a bulk chemical processing, mixing, and packaging facility.  It also developed and patented a delivery system that packages condensed cleaners in small water-soluble packages.  During 2011, the Company initiated a plan to sell certain operating assets of Pak-It and subsequently sold Pak-It in February 2012, with an effective date of January 1, 2012.  The operations of Pak-It have been classified as discontinued operations for all periods presented (see Note 17).

In December 2010, the Company entered into a twenty year lease for a recycling facility in Thorold, Ontario.  During the period, the Company determined that it would no longer operate the facility and shut down all operations.  The assets and operations related to the recycling facility have been reclassified as discontinued operations for all periods presented (Note 17).

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, and has a working capital deficiency of $143,150 and an accumulated deficit of $57,690,975 for the period ended September 30, 2013. Management’s assessment of potential liquidity problems, working capital issues and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern and to operate in the normal course of business. To date, the Company has funded its activities primarily from equity financings and, to a much lesser extent, debt financing and cash from operations.

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

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial production goals, there are no assurances that the Company will be successful in obtaining such financing or that the Company will succeed in its future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1, LLC, JBI (Canada) Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil Marine Inc., Javaco, PakIt and Plastic2Oil Land Inc.  All intercompany transactions and balances have been eliminated on consolidation.  Amounts in the condensed consolidated financial statements are expressed in US dollars. Javaco and PakIt have also been consolidated; however, as mentioned their operations are classified as discontinued operations (Note 17).

Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include amounts for impairment of property, plant and equipment, estimating reserves and determining accruals related to discontinued operations, projecting future cash flows from property, plant and equipment, and carrying value of inventory, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities, accounts receivable exposures, discount rate used in the determination of the fair value of the senior secured notes for purposes of performing the relative fair value calculation to allocate the proceeds between the notes and the warrants included in the subscription for the Notes, and the discount rate used to calculate the present value of the accrued lease liability.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.   The allowances for uncollectible accounts as of September 30, 2013 and December 31, 2012 were $27,810 and $57,991, respectively.

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

Asset Retirement Obligation

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers of the total costs expected to be incurred by the Company when closing a facility.  The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation of the asset retirement obligation.  As of the date of the creation of the asset retirement obligation, the Company determined the present value of the obligation using a discount rate equal to 2.96%.  The present value of the asset retirement obligation is then capitalized on the balance sheet and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense on the condensed consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  As at September 30, 2013 and December 31, 2012, the Company recorded asset retirement obligations of $30,085 and $29,423, respectively.  These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.

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

Deposits

Deposits represent payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment.  Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered.  Until the Company has possession of the equipment, all payments made to these vendors are classified as deposits on assets.  Deposits were $1,484,453 and $839,005 as of September 30, 2013 and December 31, 2012, respectively.

Leases

The Company has entered into various leases for equipment. At the inception of a lease, the Company evaluates whether it is operating or capital in nature.  Operating leases are recorded as expense in the appropriate periods of the lease.  Capital leases are classified as property, plant and equipment and the related depreciation is recorded on the assets.  Also, the debt related to the capital lease is included in the Company’s short- and long-term debt obligations, in accordance with the lease agreement.

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

Shipping and Handling Costs

The Company’s shipping and handling costs were $117,370 and $33,334 for the nine month periods ended September 30, 2013 and 2012, respectively.  The Company’s shipping and handling costs were $35,668 and $11,848 for the three month periods ended September 30, 2013 and 2012, respectively.  Shipping and handling costs are capitalized to inventory and expensed to cost of sales when the related inventory is sold for all periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $9,655 and $25,173 for the nine month periods ended September 30, 2013 and 2012, respectively. The Company’s advertising costs were $3,950 and $5,571 for the three month periods ended September 30, 2013, and 2012, respectively.  These expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as an operating expense of the Company as incurred. For the nine month periods ended September 30, 2013 and 2012, the Company expensed $365,289 and $328,223, respectively, towards research and development costs. For the three month periods ended September 30, 2013 and 2012, the Company expensed $107,643 and $122,491, respectively, towards research and development costs.  Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Amounts included in the condensed consolidated statement of operations have been translated using the average exchange rate for the periods. For the nine months ended September 30, 2013 and 2012, the Company incurred foreign exchange losses of $7,641 and $24,701.  For the three months ended September 30, 2013 and 2012, the Company recognized foreign exchange gains of ($89) and losses of $4,094, respectively.  These amounts are included as selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive.  For the nine and three month periods ended September 30, 2013 and 2012, potentially dilutive common stock equivalents consisted of the preferred stock Series B, the common stock warrants and the outstanding stock based compensation awards, which were not included in the calculation of diluted loss per share, as the impact would have been anti-dilutive.

Segment Reporting

The Company operates in two reportable segments. ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in their consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our operating segments include plastic to oil conversion (Plastic2Oil), which includes our fuel sales, and Data Recovery and Migration, our magnetic tape reading segment. Our chief operating decision maker is the Company’s Chief Executive Officer.

Concentrations and Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s policy is to place our cash and cash equivalents with high credit quality financial institutions that are insured by the FDIC, however, account balances may at times exceed insured limits. The Company extends limited credit to its customers based upon their creditworthiness and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.  The Company also routinely makes an assessment of the collectability of the short term note receivable and determines its exposure for non-performance based on the specific holder and other pertinent information.

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

The carrying amounts of cash and cash equivalents, cash held in attorney trust, restricted cash, accounts receivable, accounts payable, accrued expenses, and current portion of mortgage and capital leases approximate their fair values because of the short-term nature of these items.

Per ASC Topic 820 framework these are considered Level 2 inputs are inputs requiring estimates that are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The short-term note receivable is carried at fair value and is valued using Level 2 inputs, see Note 14. The accrued lease liability and the senior secured notes incorporate initial valuations requiring the use of Level 2 inputs, specifically the discount rate that was used in calculating the respective present values. In the case of the accrued lease liability, the liability will be carried at fair value and re-measured at fair value at each reporting date with gains or losses recognized through the statements of operations. The senior secured notes are carried at amortized cost using the effective interest rate method.

Reclassifications

To conform to the basis of presentation adopted in the current year, certain figures previously reported have been reclassified.

Specifically, during 2012, the Company identified certain amounts of employee payroll related to employees that were predominantly involved in research and development activities as defined under ASC 730-10-25. Accordingly, it was determined that the employee payroll expenses related to these individuals should be reclassified from selling, general and administrative expenses to research and development for all periods presented.  The resulting impact is a reclassification of $328,223 and $122,491 for the nine and three month periods ended September 30, 2012. As this is a reclassification between two expense categories, there is no impact on the condensed consolidated balance sheet, net loss, accumulated deficit or cash flows for all the periods presented.  Additionally, the opening balances of additional paid in capital and accumulated deficit were overstated and understated by $16,193, respectively.  This amount has been reclassified into the correct accounts for the condensed consolidated balance sheet as of December 31, 2012.  This reclassification had no impact on the condensed consolidated balance sheet, net loss or cash flows for the periods presented.

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

NOTE 4 – INVENTORIES, NET

Inventories consist of the following:

	September 30, 2013	December 31, 2012

Raw materials	$391,054	$222,642
Finished goods	144,044	74,077
Obsolescence reserve	(326,526)	(56,623)

Total inventories	$208,572	$240,096

During the three and nine month period ended September 30, 2013, the Company recorded a write down on inventory amounting to $269,903 (Nine and three month period ended September 30, 2012 - $Nil) relating to obsolete inventory in Regional Recycling of Niagara which was included in the net loss from discontinued operations (Note 17).

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

September 30, 2013	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$252,560	$(18,249)	$234,311
Machinery and office equipment	7,447,002	(2,000,834)	5,446,168
Furniture and fixtures	24,918	(14,790)	10,128
Land	273,118	-	273,118
Asset retirement obligation	27,745	(3,052)	24,693
Office and industrial buildings	1,433,523	(104,777)	1,328,746
Fixed assets under capital lease	108,317	(28,699)	79,618
Construction in process	1,222,083	-	1,222,083

	$10,789,266	$(2,170,401)	$8,618,865

December 31, 2012	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$59,271	$(11,787)	$47,484
Machinery and office equipment	4,782,323	(1,187,768)	3,594,555
Furniture and fixtures	24,918	(12,306)	12,612
Land	273,118	-	273,118
Asset retirement obligation	27,745	(2,220)	25,525
Office and industrial buildings	1,126,522	(65,593)	1,060,929
Fixed assets under capital lease	108,317	(17,094)	91,223
Construction in process	1,780,613	-	1,780,613

	$8,182,827	$(1,296,768)	$6,886,059

At September 30, 2013 and 2012 machinery and equipment with a cost of $108,317, and accumulated amortization of $28,699 and $17,094, respectively were under capital lease.  During the nine month period ending September 30, 2013 and 2012, the Company recognized $11,605 and $10,859, respectively of depreciation expense related to these assets under capital lease.  During the three month period ending September 30, 2013 and 2012, the Company recognized $3,868 and $3,868, respectively of depreciation expense related to these assets under capital lease.

As of September 30, 2012, the Company had recorded impairment losses on property, plant and equipment of $192,831.  The charges in the period ended September 30, 2012 related to the impairment of tape reading equipment in the Data Business for $36,500 and the determination that the reactor on the Company’s initial P2O Processor was no longer suitable for use due to the heavy demands placed on it during research and development testing, totaling $156,331.

During the third quarter of 2013, the Company announced to the employees of its recycling facility in Thorold, Ontario its plan to close operations at the facility. The recycling facility operations primarily consisted of accepting, separating and processing mixed paper and cardboard for sale to paper mills and various grades of plastic waste for processing into fuel products at the Company’s Niagara Falls, New York facility. The plan to close the facility was a result of the Company’s continued effort to focus on its P2O operations, as well as the decision to obtain processor-ready feedstock without further need for pre-processing. As a result, the Company performed an analysis on several vertical balers and shredder and shredder components for impairment by comparing carrying values to their undiscounted future cash flows, and concluded that the recording of impairment through discontinued operations was necessary. As a result, $173,681 was recorded as a loss on discontinued operations (Note 17).

Depreciation expense recognized in the condensed consolidated statements of operations was included in the following captions:

	For the nine months periods ended
	September 30,	September 30,
Depreciation Expense	2013	2012

Depreciation expense and accretion of the asset retirement obligation included in operating expenses	$656,876	$415,562
Depreciation expense included in cost of sales	13,564	15,080
Depreciation expense included in net loss from discontinued operations	31,769	20,930
Total depreciation of property, plant and equipment and accretion of the asset retirement obligation	$702,209	$451,572

	For the three month periods ended
	September 30,	September 30,
Depreciation Expense	2013	2012
Depreciation expense and accretion of the asset retirement obligation included in operating expenses	$279,343	$159,970
Depreciation expense included in cost of sales	4,211	3,212
Depreciation expense included in net loss from discontinued operations	11,535	10,325
Total depreciation of property, plant and equipment and accretion of the asset retirement obligation	$481,333	$172,262

NOTE 6 – SHORT-TERM NOTE RECEIVABLE

Upon consummation of the sale of Pak-It, the Company entered into a long-term note receivable (the “Note”) with the buyer of Pak-It in the amount of $500,000.  The Note was recorded as of the date of closing at the fair value determined by discounting the face value of the Note using 7%, based on factors considered by the Company at the time of recording the Note.  Interest income is amortized into the value of the Note during the life of the Note and is recognized as interest income throughout the term of the Note, which was due on July 1, 2013.  Interest income recognized on the Note for the nine month periods ended September 30, 2013 and 2012 was $12,278 and $14,325, respectively.  Interest income recognized on the Note for the three month periods ended September 30, 2013 and 2012 was $Nil and $6,139, respectively.

As of the date of this filing, the Note had not yet been repaid and the default provisions of the Note had been enacted by the Company.  Additionally, the Company has fully reserved for the value of this Note of $500,000, due to the assessment by the Company that it is more likely than not that the Company will be unable to collect the balance.  This amount, as it related to PakIt, a discontinued operation, was recorded as such in the condensed consolidated statements of operations (Note 17).  The Company continues to work with the buyer of PakIt to negotiate a payment structure amicable to both companies.  The Note allows for default provisions for a payment equal to 2% of the total amount overdue.  Additionally, the Company has the right to increase the interest rate on the Note to the official prime rate, which is 3.25% as of the date of this filing.  The Company is continuing to assess the options permitted to it under the terms of default and security contained within the Note.  The Note is secured by the assets sold, subject to a subordination of this security to the acquirer’s financial institution.

NOTE 7 – RESTRICTED CASH AND LETTER OF CREDIT

	September 30, 2013	December 31, 2012

Restricted Cash securing $100,000 Letter of Credit	$100,097	$100,022

During 2012, the Company entered into a letter of credit with one of its financial institutions to secure a performance bond required by a governmental agency for the sale of fuel.  This letter of credit is fully secured by restricted cash held by this institution and was not utilized at any point during the period ended September 30, 2013.  Restricted cash consists of $100,000 plus interest earned on the balance.

NOTE 8 - INCOME TAXES

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  For both the three and nine month periods ended September 30, 2013 and 2012, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada.  The Company had no income tax expense on its $7,788,683 and $9,401,133 pre-tax loss from continuing operations and $2,034,483 and $491,780 loss from discontinued operations for the nine months ended September 30, 2013 and 2012, respectively.  The Company recognized no income tax expense based on its $3,100,873 and $2,763,118 pre-tax loss from continuing operations and $952,057 and $233,297 pre-tax loss from discontinued operations for the three months ended September 30, 2013 and 2012, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of September 30, 2013 and 2012, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The years ending December 31, 2009 through December 31, 2011 are open tax years.

NOTE 9 – MORTGAGE PAYABLE AND CAPITAL LEASES

	September 30, 2013	December 31, 2012

Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal due at maturity and interest payable monthly.	$280,700	$280,700
Equipment capital lease bears interest at 5.0% per annum, secured by the equipment and matures in April 2015, repayable in monthly installments of approximately $360.	6,557	9,485
Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matures in November 2015, repayable in monthly installments of approximately $516.	12,572	17,000
Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, repayable in monthly installments of approximately $1,194.	21,239	30,599
	321,068	337,784
Less: current portion	(23,484)	(23,068)
	$297,584	$314,716

The following annual payments of principal are required over the next three years in respect of the mortgage and capital leases:

Annual Payments
To September 30, 2014	$23,484
To September 30, 2015	296,113
To September 30, 2016	1,471

Total repayments	$321,068

NOTE 10 – SENIOR SECURED NOTES

On August 29, 2013, the Company entered into a Subscription Agreement (the “Purchase Agreement”) with Mr. Richard Heddle, the Company’s Chief Executive Officer and a member of the Company’s board of directors, pursuant to which, on August 29, 2013, the Company sold to the Purchaser in a private placement (the “Note Financing”) a $1 million principal amount 12% Secured Promissory Note (the “Note”), together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.54 per share (the “Warrants”). The gross proceeds to the Company were $1 million.

On September 30, 2013, the Company entered into second Purchase Agreement with Mr. Heddle, pursuant to which, on September 30, 2013, the Company sold to Mr. Heddle a second note ( a $2 million principal amount Note), together with a Warrant to purchase up to two million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $2 million.

The Notes bear interest of 12% per annum compounded annually and interest are payable upon maturity.  The Notes mature on August 31, 2018 and September 30, 2018, respectively.

Repayment of the Notes is secured by a security interest in substantially all of the assets of the Company and its subsidiaries.

The proceeds from the Notes issuance were allocated based on the relative fair value of the Notes and the Warrants. The fair value of the Warrants was calculated as described in Note 12. The fair value of the Notes was calculated based on the present value of the future contractual cash flows discounted using a risk adjusted discount rate encompassing the Company’s credit worthiness and risk of default. As a result of this analysis the Company utilized a 20% discount rate to calculate the present value. The allocation of the $3,000,000 proceeds based on the relative fair values of the respective components resulted in the recognition of a discount on the Notes of $910,600.

	Nine months ended September 30, 2013	Year ended December 31, 2012
Face value of August 31, 2013 notes payable	$1,000,000	$-
Face value of September 30, 2013 notes payable	2,000,000	-
Total face value of promissory notes payable	3,000,000	-
Discount on notes payable	(910,600)	-
Accretion on notes payable	5,170	-
Interest expense, compounded annually	10,000	-
	$2,104,570	$-

During the nine month periods ended September 30, 2013 and 2012, interest expense on the Notes amounted to $10,000 and $Nil, respectively. During the three month periods ended September 30, 2013 and 2012, interest expense on Notes amounted to $10,000 and $Nil, respectively.

During the nine month periods ended September 30, 2013 and 2012, accretion expense on the Notes amounted to $5,170 and $Nil, respectively. During the three month periods ended September 30, 2013 and 2012, accretion expense on Notes amounted to $5,170 and $Nil, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract which includes the minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable processors and 10% from all the other processors.

The Company leases premises in Thorold, Ontario, which was previously used in the operation JBI (Canada), Inc. doing business as Regional Recycling of Niagara ("RRON"). As at September 30, 2013, the remaining lease term was almost 17 years. During the third quarter of 2013, the Company determined that it would shut down the operations of RRON (Note 17). The employees of RRON were given notice of the shut down in the first week of September, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September, the Company was assessing its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and officially decided to cease use of the premises as of September 30, 2013. Accordingly, the Company has applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. In measuring the liability, the Company calculated all remaining contracted lease payments, being $1,872,650 ($1,926,000 CAD), and performed a present value calculation using a discount rate of 20%. The present value calculation resulted in an accrued lease liability of $505,747, of which $89,269 is due within the next 12 months and has been presented as a current liability.  The total accrued lease liability expense was reduced by $68,818 of the deferent rent liability which was being amortized over the period of the lease.  The total expense included in loss from discontinued operations in the condensed consolidated statements of operations is $436,929 for the three and nine month periods ending September 30, 2013 (Note 17).

All future undiscounted payments required under the lease agreement are summarized below:

To September 30, 2014	$97,715
To September 30, 2015	99,175
To September 30, 2016	99,175
To September 30, 2017	99,175
To September 30, 2018	103,550
Thereafter	1,373,860
Total	$1,872,650

Contingencies

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  The debt in the amount of $346,386 was written off.  Prior to December 31, 2011, the former employee settled the dispute with the Company and agreed to repay $250,813 to the Company.  The employee owns shares of the Company and will sell and use the proceeds to make the repayments.  The Company recognizes these receipts as recoveries when realized.  As of September 30, 2013, the Company has received $118,250 of repayments; including $12,000 and $Nil of repayments received during the nine and three month periods ended September 30, 2013, respectively.  These recoveries of bad debt are included in selling, general and administrative expenses.

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

On August 8, 2013, JBI, Inc., (the “Company”) entered a stipulation agreement (the “Stipulation Agreement”) in potential settlement of the previously reported class action lawsuit filed by certain stockholders of the Company against the Company and Messrs. Bordynuik and Baldwin (both former officers of the Company) on behalf of a settlement class consisting of purchasers of the Company’s common stock during the period from August 28, 2009 through January 4, 2012 (the “Proposed Class Period”).  Under the Stipulation Agreement, the Company would agree to issue shares of its common stock that will comprise a settlement fund.  The number of shares to be issued will be dependent on the price per share of the Company’s common stock during a period preceding the date of the Court’s entry of final judgment in the case (the “Judgment Date”).  If the price of the Company’s common stock is less than $0.50 per share based upon the average closing price for the 90 trading days preceding the Judgment Date, the Company would issue 3 million shares of its common stock. If the price of the Company’s common stock is between $0.50 and $0.70 per share, based upon the same 90-day average closing price, the Company would issue 2.5 million shares of its common stock.  If the price of the Company’s common stock is more than $0.70 per share based upon the same 90-day average closing price the Company will issue 1.75 million shares of its common stock.  The shares will not be distributed to class members in kind.  At any time after final approval by the Court, class counsel would have the option to sell all or any portion of such shares for the benefit of class members, subject to certain volume limitations.  Plaintiff’s counsel’s attorneys’ fees, subject to Court approval, would be paid out of the settlement fund.  The Company would also pay settlement-related costs up to a maximum of $200,000.  The plaintiffs and each of the class members who purchased the Company’s common stock during the Proposed Class Period and alleged they were damaged would be deemed to have fully released all claims against the Company and other defendants upon entry of judgment.  On September 10, 2013, that agreement was submitted to the Court, and class counsel has moved for entry of an order granting preliminary approval of the settlement, including the mailing of a settlement notice that will include, among other things, the general terms of the settlement, proposed plan of allocation, and terms of plaintiff’s counsel’s fee application.  The Court has not yet ruled upon that motion.  It is contemplated that a hearing will be requested at which the Court will be asked to finally approve the settlement of the litigation and pursuant to entry of judgment.  The Company cannot predict the outcome of the class action litigation at this time.  Any actual settlement is subject to risks and uncertainties concerning, among other things, objections from class members to the terms of the settlement and failure of the Court to approve the settlement.

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

On August 9, 2013, a purported shareholder derivative suit was filed in the United States District Court for the District of Massachusetts against John Bordynuik, former Chief Executive Officer of the Company and a former member of the Company’s Board of Directors, and Ronald C. Baldwin, former Chief Financial Officer of the Company.  The Complaint was filed by Erwin Grampp, allegedly acting on behalf of the Company, and it names the Company as a nominal defendant.  This is the second purported shareholder derivative suit that Mr. Grampp has filed in which the Company has been named as a nominal defendant.  As previously reported, the first such suit by Mr. Grampp was dismissed by the court.  This recent Complaint (“Grampp II”) alleges, inter alia, that defendants Bordynuik and Baldwin breached fiduciary duties owed to the Company by causing the Company to erroneously book certain media credits in 2009.  Grampp II alleges that this conduct resulted in two lawsuits against the Company, one an action brought by the Securities and Exchange Commission (“SEC Action”) and the other a purported class action by Ellisa Pancoe and Howard Howell (“Class Action”).  Grampp II alleges that the Company has settled the SEC Action, and that the Company is in the process of settling the Class Action, but that the Company has been damaged as a result of these two lawsuits.  Grampp II seeks to recover damages on behalf of the Company from defendants Bordynuik and Baldwin in an unspecified amount.  It also seeks unspecified equitable relief, and costs and attorneys’ fees incurred in the action.  On October 11, 2013, defendants Bordynuik and Baldwin filed a motion to dismiss this action.  Pursuant to the Company’s By-Laws, the Company has an obligation to indemnify defendants Bordynuik and Baldwin to the fullest extent permitted by Nevada law.

On August 20, 2013, plaintiff Stephen Seneca filed suit against the Company and John Bordynuik, former Chief Executive Officer of the Company and a former member of its Board of Directors, alleging claims against the Company for fraud, negligence, civil conspiracy, and breach of contract, as well as a breach of Section 678.4011, Florida Statutes.  The claims allege wrongdoing by the Company in connection with a Unit Purchase and Exchange Agreement dated September 30, 2009, and certain shares of the Company’s stock issued pursuant thereto.  On September 17, 2013, plaintiff caused a Summons to be issued on the Complaint, and on September 26, 2013, plaintiff caused the Complaint to be served on the Company.  Plaintiff seeks damages “in excess of one million dollars.”  On October 31, 2013, the Company and Mr. Bordynuik filed a motion to dismiss this Complaint.  That motion is pending; the Court has not yet ruled upon it.  The Company cannot predict the outcome of this matter at this time.

At September 30, 2013, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the condensed consolidated financial statements of the Company.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

Between December 30, 2011 and January 6, 2012, JBI, Inc. (the “Company”) entered into separate Subscription Agreements (the “Purchase Agreements”) with 13 investors (the “Purchasers”) in connection with a private placement of units consisting of one share of common stock and a warrant (the “Warrants”) to purchase shares of common stock for $2.00.  In addition to the units sold, the Purchasers were provided a price protection clause in which all of the Purchasers would be made whole should the Company consummate another private placement with an offering price of less than $1.00 per share (the “Make Whole Provision”).  This provision was valid for a total offering price of up to $5,000,000, at which time the Purchasers would be made whole and then the Make Whole Provision would be terminated.   On May 15, 2012, the Company consummated a Private Placement which offered shares of common stock at a price of $0.80 per share.  As such, the Make Whole Provision was affected, resulting in the Company issuing an additional 880,250 shares of the Company’s common stock to these investors.  These shares were issued at a market price of $1.13/ share.  This resulted in gains recorded on the Make Whole Provision of $305,798 and $Nil, recorded during the nine and three months ended September 30, 2012, respectively. There was no similar transaction consummated by the Company during the nine and three month periods ended September 30, 2013.

During the first quarter of 2013, the Company issued 34,247 shares of common stock for services rendered that had previously been subscribed.  These shares were valued at $0.73 per share, on the date of approval by the Board of Directors. The stock paid for services was valued based on the market price on the date of approval, which was more reliably determinable as compared to the services rendered.

During the second quarter of 2013, the Company issued 51,168 shares of common stock for services rendered that had previously been subscribed.  These shares were valued at $0.70 per share, on the date of approval by the Board of Directors. The stock paid for services was valued based on the market price on the date of approval, which was more reliably determinable as compared to the services rendered.

During the second quarter of 2013, the Company issued 11,911 shares of common stock for services rendered.  These shares were valued at $0.46 per share, on the date of approval by the Board of Directors. The stock paid for services was valued based on the market price on the date of approval, which was more reliably determinable as compared to the services rendered.

During the third quarter of 2013, holders of 74,400 shares of Series B Preferred Stock converted their shares into common stock at the stated conversion rate of one share of Series B Preferred Stock to seven shares of common stock. This resulted in the issuance of 520,800 shares of common stock at the effective conversion price of $0.50 per share.

During the third quarter of 2013, the Company issued 7,801 shares of common stock for services rendered.  These shares were valued at $0.51 per share, on the date of approval by the Board of Directors. The stock paid for services was valued based on the market price on the date of approval, which was more reliably determinable as compared to the services rendered.

During the third quarter of 2013, holders of 21,500 shares of Series B Preferred Stock converted their shares into common stock at the stated conversion rate of one share of Series B Preferred Stock for seven shares of common stock. This resulted in 150,500 shares of common stock being subscribed as of September 30, 2013 and issued subsequent to this date (Note 19).

During the third quarter of 2013, the Company granted 60,000 shares of common stock for services rendered.  These shares were valued at $0.40 per share, on the date of approval by the Board of Directors and subscribed as of September 30, 2013, and issued subsequent to this date (Note 19).  The stock paid for services was valued based on the market price on the grant date, which was more reliably determinable as compared to the services rendered.

Warrants

			Weighted
	Warrants	Warrants	Average
Details	Number	Amount	Exercise Price
OUTSTANDING, JANUARY 1, 2012	-	$-	$-
Issued (i)	1,997,500	2,037,450	2.00
OUTSTANDING, DECEMBER 31, 2012	1,997,500	2,037,450	$2.00
Issued (ii)	3,000,000	910,600	0.54
Expired	(1,741,500)	(1,776,330)	(2.00)
OUTSTANDING, SEPTEMBER 30, 2013	3,256,000	$1,171,720	$1.16

(i)   Warrants attributable to January 2012 Private Placement

Pursuant to a private placement that took place between December 30, 2011 and January 6, 2012, the Company issued 1,997,500 warrants to purchase shares of common stock for $2.00 to the subscribers of the December 2011/ January 2012 private placements.  The warrants have an eighteen month term from the date of issuance, such issuance dates ranged from January 6, 2012 through August 29, 2012.  As of September 30, 2013, 1,741,500 warrants had expired and their value of $1,776,330 was reclassified as additional paid in capital.  The remaining 256,000 outstanding warrants have expiration of dates ranging from November 12, 2013 to February 26, 2014. As of the date of their issuance, the warrants were determined to have a fair value of $1.02.  The Company determined this valuation through use of a binomial pricing model, the assumptions in valuing these Warrants consisted of:

●	Volatility – 163.67%, based on the Company’s Historical Stock Price
●	Probability of Occurrence – 100%, based on the expectation and discussions the Company held with additional investors during and after the consummation of this private placement
●	Risk Free Rate – 2.70%, based on the long-term US Treasury rate

(ii)   Warrants attributable to 2013 Secured Debt Financing

Pursuant to two separate secured debt issuances on August 29, 2013 and September 30, 2013, the Company issued 1,000,000 and 2,000,000 warrants, respectively to purchase shares of common stock for $0.54 to the holder of the secured debt (Note 10).  The warrants have a five year term from the date of issuance, as such the corresponding expiry dates are August 29, 2018 and September 30, 2018.

As of August 29, 2013, the 1,000,000 warrants issued were determined to each have a fair value of $0.3102, totaling a fair value of $310,200.  The Company determined this valuation through use of a binomial pricing model, the assumptions in valuing these Warrants consisted of:

●	Volatility – 141.929%, based on the Company’s Historical Stock Price
●	Risk Free Rate – 1.36%, based on the long-term US Treasury rate

As of September 30, 2013, the 2,000,000 warrants issued were determined to each have a fair value of $0.3002, totaling a fair value of $600,400.  The Company determined this valuation through use of a binomial pricing model, the assumptions in valuing these Warrants consisted of:

●	Volatility – 141.028%, based on the Company’s Historical Stock Price
●	Risk Free Rate – 1.36%, based on the long-term US Treasury rate

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

The Series B Preferred Stock was valued at the subscribed amount of $3.50 per share of Series B Preferred Stock, or $0.50 per share of the underlying common stock, less issue costs.  A total of 2,300,000 shares of Series B Preferred Stock were issued. The beneficial conversion feature was valued using the number of common shares available upon conversion of all shares of Series B Preferred Stock and the differential between the closing market price of the Company’s Common Stock on the date of the execution of the subscription agreements and the exercise price of the conversion option, the number of shares and market prices are as follows:

Date of Closing	Preferred Shares Issued	Closing Market Price
December 27, 2012	860,544	$0.80
December 31, 2012	285,900	$0.83
Subscribed as of December 31, 2012	1,146,444
January 11, 2013	896,456	$0.81
January 17, 2013	148,100	$0.76
January 31, 2013	109,000	$1.29
Issued during the period ended September 30, 2013	1,153,556
Total issued	2,300,000

The beneficial conversion feature for the Preferred Stock Subscribed as at December 31, 2012 and issued during the period ended September 30, 2013 was $2,451,378. Additionally, for the Preferred Stock Series B shares issued during the period ended September 30, 2013, $2,817,622 was recorded as a beneficial conversion feature for these shares. The beneficial conversion feature is then amortized into accumulated paid in capital as a deemed dividend, since the conversion option may be exercised at any time, the beneficial conversion feature will be amortized over eighteen months, which is the term of the conversion option. During the period ended September 30, 2013, the Company recognized a deemed dividend of $2,685,127 related to both the amortization of the beneficial conversion feature and the conversion of 95,900 shares of Series B Preferred Stock.

The Company incurred stock issuance costs in relation to the Series B Preferred Stock in the amounts of $29,361 as of December 31, 2012 and an additional $39,155 during the period ending September 30, 2013, which have been presented as a net deduction to the value of the related preferred stock.

NOTE 13 – STOCK-BASED COMPENSATION PLANS AND AWARDS

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

Valuation of Awards

The per-share fair value of each stock option with a service period condition was determined on the date of grant using the Black-Scholes option pricing model based upon the following assumptions:

	Nine and Three Months Ended September 30,
	2013	2012
Expected life (in years)	0.5 - 4.0	5.0
Risk-free interest rate	0.10%-1.03%	0.77% - 0.78%
Expected volatility	141.38%-158.73%	154.30% - 157.14%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%-10%	0%

Stock Options

A summary of stock option activity for the nine months ended September 30, 2013 and 2012 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate (1) Intrinsic Value
Balance as of December 31, 2012	5,240,000	$1.50	$-

Granted	2,060,000	0.38	-
Exercised	-	-	-
Cancelled/forfeited	(401,332)	0.91	-
Balance as of September 30, 2013	6,898,668	$1.18	$23,180

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate (1) Intrinsic Value
Balance as of December 31, 2011	-	$-	$-

Granted	5,240,000	1.50	-
Exercised	-	-	-
Cancelled/forfeited	-	-	-
Balance as of September 30, 2012	5,240,000	$1.50	$-

(1)
Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.  As of September 30, 2013, approximately 1,668,668 stock options granted at an exercise price of $0.32, of which 772,667 have vested and were “in the money”, due to the closing price of the Company’s common stock on September 30, 2013 being $0.35. As of September 30, 2012, no stock options that had been granted were “in the money”.

Restricted Stock

The following table summarizes the restricted stock activities for the nine months ended September 30, 2013 and 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2012	-	$-
Granted	130,880	0.53
Vested	(130,880)	(0.53)
Cancelled	-	-
Unvested at September 30, 2013	-	$-

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2011	-	$-
Granted	75,000	1.13
Vested	(75,000)	(1.13)
Cancelled	-	-
Unvested at September 30, 2012	-	$-

For the periods ended September 30, 2013 and 2012, there were 2,730,851 and 4,685,000 total equity awards available for grant under the Plan, respectively.  The remaining balance is calculated based on the total number of awards available under the Plan, of 10,000,000 awards, less the total of vested and unvested awards made from the date of Plan inception to the end of the respective period.

For the nine months periods ended September 30, 2013 and 2012, the Company recorded compensation expense, included in selling, general and administrative expense of $1,745,306 and $1,220,920, respectively, related to stock options and restricted stock.  For the three months periods ended September 30, 2013 and 2012, the Company recorded compensation expense (included in selling, general and administrative expense) of $965,880 and $260,745, respectively, related to stock options and restricted stock.

During the nine months ended September 30, 2013, 2,577,668 stock options and 70,880 shares of restricted stock vested. No stock options were exercised during the nine months ended September 30, 2013.

As at September 30, 2013 the Company has a total of 6,898,668 outstanding options to purchase common stock to employees, directors and consultants, of which 3,266,002 are vested and exercisable.  All of these outstanding stock options have an exercise price above the fair market price on the grant dates.  As of September 30, 2013, the total fair value of the options granted to employees at the respective dates was $5,943,576, of which the unrecognized portion of $2,750,044 related to unvested stock option grants will be recognized over a weighted average period of 1.88 years.

NOTE 14 – FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of the Company’s financial instruments by the following three categories as of September 30, 2013 and December 31, 2012:

		September 30, 2013	December 31, 2012
Balance Sheet Classification
Short term notes receivable, accrued lease liability, and senior secured notes	Level 1	$-	$-
	Level 2	(2,610,317)	487,722
	Level 3	-	-
		$(2,610,317)	$487,722

The Company has elected to use the income approach to value the short term note receivable, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically Prime interest rates). Mid-market pricing is used as a practical expedient for fair value measurements. Fair value measurement of the asset must reflect the non-performance risk of the counterparty. Therefore, the impact of the counterparty’s creditworthiness, including the current default on the Note, has also been factored into the fair value measurement and has resulted in the Company completely reserving for the full value of the $500,000 note receivable and recording the related charge as discontinued operations for the period ended June 30, 2013.  The counterparty is expected to perform under the contractual terms of the note receivable.  Additionally, during the nine and three months ended September 30, 2013, the Company recognized an increase in the carrying value of its short term note receivable of approximately $12,278 and $Nil, respectively of interest income related to this note, which has been classified as net interest income in the statements of operations. As of the date of this filing, the Note had not yet been repaid and the default provisions of the Note had been enacted by the Company.  Additionally, the Company has fully reserved for the value of this Note of $500,000, due to the assessment by the Company that it is more likely than not that the Company will be unable to collect the balance.  This amount, as it related to PakIt, a discontinued operation, was recorded as such in the condensed consolidated statements of operations.

The accrued lease liability and the senior secured notes incorporated initial valuations requiring the use of Level 2 inputs, specifically the discount rate that was used in calculating the respective present values. In the case of the accrued lease liability, the liability will be carried at fair value and remeasured at fair value at each reporting date with gains or losses recognized through the statements of operations. The senior secured notes are carried at amortized cost using the effective interest rate method.

At September 30, 2013 and December 31, 2012, the Company had no non-financial assets or liabilities that were measured and recorded at fair value on a recurring basis, and its other financial assets or liabilities generally consist of cash and cash equivalents, cash held in attorney’s trust, restricted cash, accounts receivable, accounts payable, accrued expenses, mortgage payable and capital leases.  The estimated fair values of cash and cash equivalents are determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.

NOTE 15 – SEGMENTED REPORTING

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

	Nine Months Ended September 30, 2013
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$75,231	$473,757	$548,988
Cost of Sales	$27,384	$514,350	$541,734
Total Operating Expenses	$-	$7,808,660	$7,808,660
Income (Loss) from Operations	$47,847	$(7,849,253)	$(7,801,406)
Other Income (Expense)	$-	$12,723	$12,723
Net Income (Loss) from Continuing Operations	$47,847	$(7,836,530)	$(7,788,683)
Total Assets	$-	$12,830,799	$12,830,799
Accounts Receivable	$-	$96,751	$96,751
Inventories	$-	$208,572	$208,572

	Three Months Ended September 30, 2013
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$24,999	$277,276	$302,275
Cost of Sales	$9,209	$263,590	$272,799
Total Operating Expenses	$-	$3,121,045	$3,121,045
Income (Loss) from Operations	$15,790	$(3,107,359)	$(3,091,569)
Other Income (Expense)	$-	$(9,304)	$(9,304)
Net Income (Loss) from Continuing Operations	$15,790	$(3,116,663)	$(3,100,873)

	Nine Months Ended September 30, 2012
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$70,381	$336,375	$406,756
Cost of Sales	$52,097	$386,838	$438,935
Total Operating Expenses	$-	$9,769,763	$9,769,763
Income (Loss) from Operations	$18,284	$(9,820,226)	$(9,801,942)
Other Income (Expense)	$-	$400,809	$400,809
Net Income (Loss) from Continuing Operations	$18,284	$(9,419,417)	$(9,401,133)
Total Assets	$70,381	$11,259,623	$11,330,004
Accounts Receivable	$70,381	$156,145	$226,526
Inventories	$-	$157,862	$157,862

	Three Months Ended September 30, 2012
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$70,381	$119,159	$189,540
Cost of Sales	$51,217	$148,992	$200,209
Total Operating Expenses	$-	$2,760,780	$2,760,780
Income (Loss) from Operations	$19,164	$(2,790,613)	$(2,771,449)
Other Income (Expense)	$-	$8,331	$8,331
Net Income (Loss) from Continuing Operations	$19,164	$(2,782,282)	$(2,763,118)

(1)
All sales from the Data Recovery & Migration business were recorded in the United States for the nine and three month periods ended September 30, 2013 and 2012.  For the nine and three month periods ended September 30, 2013, P2O sales in the United States were $76,576 and $30,420, respectively and sales in Canada were $397,181 and $246,855, respectively.  For the nine and three month periods ended September 30, 2012, P2O sales in the United States were $104,888 and $21,227, respectively and sales in Canada were $231,487 and $97,932, respectively.

(2)
P2O assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility.  As of September 30, 2013, total long-lived assets of $9,782,445 and $1,096,821 were located in the United States and Canada, respectively.  As of December 31, 2012, total long-lived assets of $6,760,015 and $965,049, were located in the United States and Canada, respectively.

NOTE 16 – SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	September 30, 2013	September 30, 2012
Common shares to be issued in connection with acquisition of property, plant and equipment	$-	$35,120
Common shares issued in connection with various services rendered	$33,440	$1,397,796
Stock based compensation	$1,711,866	$1,220,920
Short term loan settled through share issuance	$-	$200,000
Note receivable (reserve) from sale of Pak-It	$(500,000)	$481,582

NOTE 17 – DISCONTINUED OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Javaco	$-	$(109,278)	$-	$(28,137)
PakIt - Reserve for Note Receivable	(500,000)	-	-	-
Regional Recycling of Niagara	(1,534,483)	$(382,502)	$(952,057)	$(205,160)
Total loss from discontinued operations	$(2,034,483)	$(491,780)	$(952,057)	$(233,297)

PakIt and Javaco

During the period ended June 30, 2013, the Company made an assessment of the collectability of the note receivable from the buyer of PakIt.  It was determined that due to the lack of a payment within forty days of the due date that collectability was not assured and the Company has reserved for the full amount of the note receivable, $500,000 which has been recorded in the discontinued operations in the condensed consolidated statements of operations.

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

As of September 30, 2013 and December 31, 2012, no assets related to Javaco remained.

There are no operations of Javaco included in the condensed consolidated financial statements as of September 30, 2013.  The results of operations from Javaco for the nine and three months ended September 30, 2012 have been classified as discontinued operations and are as follows:

Condensed Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Revenue	$-	$947,711	$-	$58,564
Cost of Sales	-	780,405	-	30,768
Gross Profit	-	167,306	-	27,796
Operating Expenses	-	324,614	-	102,982
Other Income	-	48,030	-	47,049
Loss before Income Taxes	-	(109,278)	-	(28,137)
Future income tax recovery	-	-	-	-
Loss from discontinued operations, net of tax	$-	$(109,278)	$-	$(28,137)

Regional Recycling of Niagara

During the third quarter of 2013, the Company determined that due to the significant losses incurred by Regional Recycling of Niagara, and the continuous need to fund their operations through the Company’s Plastic2Oil operations, that it would shut down the operations of the facility.  The decision to do this was based on the following factors:

●
The inventory processed over the prior months at Regional Recycling of Niagara was comingled with contaminated materials that made the significant majority of their inventory worthless without significant additional processing and labor (Note 4);

●	The fixed assets utilized at the facility were old and beginning to become in need of significant repairs, which would have been a significant cost to maintain (Note 5);
●	The pre-processing cost of plastic at Regional Recycling of Niagara was significant and was a hindrance in the Company becoming profitable on a cost per gallon of fuel basis.
●	The Company leases the JBI Recycling Facility in Thorold, Ontario, Canada with terms remaining of up to 17 years (Note 11).

The results of operations from Regional Recycling of Niagara for the nine and three months ended September 30, 2013 and 2012 have been classified as discontinued operations and are as follows:

Condensed Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Revenue	$87,831	$259,141	$9,978	$70,475
Cost of Sales	51,693	106,298	12,835	39,966
Gross Profit (Loss)	36,138	152,843	(2,857)	30,509
Operating Expenses	684,725	532,091	63,832	232,072
Other Expense	5,383	3,254	4,855	3,597
Inventory reserve (Note 4)	269,903	-	269,903	-
Impairment loss on property, plant and equipment (Note 5)	173,681	-	173,681	-
Lease liability expense (Note 11)	436,929	-	436,929	-
Loss before Income Taxes	(1,534,483)	(382,502)	(952,057)	(205,160)
Future income tax recovery	-	-	-	-
Loss from discontinued operations, net of tax	$(1,534,483)	$(382,502)	$(952,057)	$(205,160)

NOTE 18 – RISK MANAGEMENT

Concentration of Credit Risk and Economic Dependence

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.  The Company extends limited credit to its customers based upon their creditworthiness and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.  The Company also routinely makes an assessment of the collectability of the short term note receivable and determines its exposure for non-performance based on the specific holder and other pertinent information.

During the nine month periods ended September 30, 2013 and 2012, 92.4% and 70.8% of total net sales were generated from 4 and 3 customers, respectively.  During the three month periods ended September 30, 2013 and 2012, 96.8% and 68.9% of total net sales were generated from 4 and 3 customers, respectively. As of September 30, 2013 and December 31, 2012, 3 customers accounted for 75.2% and 56.3% of accounts receivable, respectively.

For the nine month periods ended September 30, 2013 and 2012, the Company had approximately 33.4% and 7.2%, respectively of its purchases from 2 vendors.  For the three month periods ended September 30, 2013 and 2012, the Company had approximately 33.6% and 8.5%, respectively of its purchases from 3 vendors.  As of September 30, 2013 and December 31, 2012, these three vendors accounted for 41.1% and 23.5 % of accounts payable, respectively.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On August 9, 2013, a purported shareholder derivative suit was filed in the United States District Court for the District of Massachusetts against John Bordynuik, former Chief Executive Officer of the Company and a former member of the Company’s Board of Directors, and Ronald C. Baldwin, former Chief Financial Officer of the Company.  The Complaint was filed by Erwin Grampp, allegedly acting on behalf of the Company, and it names the Company as a nominal defendant.  This is the second purported shareholder derivative suit that Mr. Grampp has filed in which the Company has been named as a nominal defendant.  As previously reported, the first such suit by Mr. Grampp was dismissed by the court.  This recent Complaint (“Grampp II”) alleges, inter alia, that defendants Bordynuik and Baldwin breached fiduciary duties owed to the Company by causing the Company to erroneously book certain media credits in 2009.  Grampp II alleges that this conduct resulted in two lawsuits against the Company, one an action brought by the Securities and Exchange Commission (“SEC Action”) and the other a purported class action by Ellisa Pancoe and Howard Howell (“Class Action”).  Grampp II alleges that the Company has settled the SEC Action, and that the Company is in the process of settling the Class Action, but that the Company has been damaged as a result of these two lawsuits.  Grampp II seeks to recover damages on behalf of the Company from defendants Bordynuik and Baldwin in an unspecified amount.  It also seeks unspecified equitable relief, and costs and attorneys’ fees incurred in the action.  On October 11, 2013, defendants Bordynuik and Baldwin filed a motion to dismiss this action.  Pursuant to the Company’s By-Laws, the Company has an obligation to indemnify defendants Bordynuik and Baldwin to the fullest extent permitted by Nevada law.

On August 20, 2013, plaintiff Stephen Seneca filed suit against the Company and John Bordynuik, former Chief Executive Officer of the Company and a former member of its Board of Directors, alleging claims against the Company for fraud, negligence, civil conspiracy, and breach of contract, as well as a breach of Section 678.4011, Florida Statutes.  The claims allege wrongdoing by the Company in connection with a Unit Purchase and Exchange Agreement dated September 30, 2009, and certain shares of the Company’s stock issued pursuant thereto.  On September 17, 2013, plaintiff caused a Summons to be issued on the Complaint, and on September 26, 2013, plaintiff caused the Complaint to be served on the Company.  Plaintiff seeks damages “in excess of one million dollars.”  On October 31, 2013, the Company and Mr. Bordynuik filed a motion to dismiss this Complaint.  That motion is pending; the Court has not yet ruled upon it.  The Company cannot predict the outcome of this matter at this time.

On October 16, 2013, the Company issued the 60,000 shares of common stock previously granted for services rendered, at a value of $0.40 per share (Note 12).

On September 6, 2013, holders of 21,500 shares of the Company’s Series B Preferred Stock exercised their conversion rights under the Certificate of Designations and converted the aforementioned shares into 150,500 shares of the Company’s Common Stock (Note 12).  All 150,500 of these shares were issued subsequent to September 30, 2013.

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

For financial reporting purposes, we operate two business segments, which are our fuel production business using our P2O solution, and our Data Recovery & Migration Business.  Previously, we operated an electronic and video equipment distribution business, conducted by Javaco, Inc. (“Javaco”).  As of September 30, 2013, no assets related to Javaco remained on the books.  For the nine and three month periods ending September 30, 2012, the operations of Javaco have been classified as discontinued.

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

Plastic2Oil Business

Our P2O solution is a proprietary process that converts waste plastic combined with heat transfer fluids into liquid fuels through a series of chemical reactions.  We developed this process in 2009 and began limited commercial production in 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility.  Currently, as of the filing of this report, we have three operational P2O processors, all of which are located at our Niagara Falls, NY plant.  Each of these processors are capable of producing naphtha, Fuel Oil No. 2 and Fuel Oil No. 6, which are fuels produced to the specifications published by ASTM International, the organization that establishes the international technical standards for fuel products.  Our process also produces two by-products, an off-gas similar to natural gas and a plasticized carbon residue.  The off-gas is used in our process to fuel the burners when the processors are in steady operating state and the carbon residue is disposed of once removed from the processors.  We currently sell our fuel product to fuel wholesalers and directly to commercial and industrial end-users.

Our P2O process accepts certain mixed, unwashed waste plastics. Although many sources of plastic waste are available, we concentrate our feedstock procurement efforts on sources primarily including post-commercial and industrial waste plastic.  Generally, this waste stream offers a more constant supply of the same waste streams, requiring less ongoing testing of the plastics and more consistent deliveries of feedstock. As of Q3 2013, the Company is focused primarily on processor ready plastic streams that do not require the labor or cost of pre-processing. The Company has established a feedstock relationship with Crayola, LLC, wherein Crayola supplies the Company with waste overruns from its corporate facility. The Company is continuing to seek out similar feedstock arrangements with other major plastic producing companies. In addition, the Company has other ready plastic streams.

Updated Process Information

After procuring several months of operating and production data from Processor #3, we are able to provide updated general process metrics with regards to our Plastic2Oil process.

Fuels
Our diesel fuel consistently meets or exceeds the specifications required under OPIS New York’s #2 fuel market. The flashpoint of our diesel is consistently over 52 degrees Celsius. Our diesel continues to be sold directly to end users without any further refining. Our naphtha is a low octane “natural gasoline” without additives that is generally sold to fuel blenders or refineries.

Off Gas
Off gas during continuous production is consistent at between 8% - 12%. Our off gas is a clean gas used to run the processor; it consists of hydrogen, methane, ethane, butane and propane.

Residue
Our residue from Processor 3 is an inert plasticized carbon residue, consisting of approximately 80% carbon black and 20% plastic. This residue is ejected from Processor 3 in a liquid form, and solidifies at room temperature. Processor 3 has generally removed one to two barrels of residue every 14-18 hours. The residue rate depends greatly on the fillers and other inert materials in the plastic being fed into the processor. Our residue consistently passes all TCLP testing and has a high BTU value. Additionally, it can be used potentially as a binder in asphalt. A typical run with Processor 2 results in approximately 18 barrels of residue. To date, we have removed approximately 250 barrels of residue from Processor 3 as a result of continuous use and efficient removal. Due to our residue removal on Processor 3 working as expected, we have also been able to preliminarily test plastic with increasing amounts of filler.

Processor Status

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

Processor 3
On June 13, 2013, we completed the assembly of our third P2O processor and began start-up testing.  The overall system designs, as well as the individual component designs behind the third processor had undergone significant upgrades from the previous generation processors.  One of the most significant of these changes is the addition of a real-time residue removal process that has proven to help significantly increase processor uptime, which we measure by the amount of time the processor is at steady state, with full capacity, producing fuel.

On August 15, 2013 the Company disclosed that Processor 3 was on day 23 of its initial run, and that it helped contribute to producing approximately 82,618 gallons of in specification fuels through the first 42 days of the third quarter.

On August 30, 2013 we disclosed that Processor 3’s initial production run lasted a total of 30 days and that our next step was to cycle the machine and focus its next run on increased feed rates.

We have logged significant data and runtimes for Processor 3 throughout the third quarter of 2013 and are very pleased with the performance of the machine. As we disclosed, we made a very small adjustment to the machine’s flue gas piping during its first downtime to help achieve better heat profiling in the kilns. Since then, the kilns have demonstrated uniform heat profiling and heat transfer into waste plastic consistently.

During our recent maintenance shutdown, the kilns were both found to be in excellent condition, without noticeable wear or damage.

Processor 3’s new plastic in-feed system has functioned as expected and has required no repairs outside the scope of normal maintenance.

The residue removal system has functioned as expected and has required no repairs outside the scope of normal maintenance. Designs for the real-time residue removal kiln have required little to no changes since idea inception.

The new fuel towers, local gas compression, interconnecting seals and other supplementary components have functioned as expected and have required no repairs outside the scope of normal maintenance.

During the second half of the third quarter, we were able to run Processor 3 at higher sustained feed rates than on its initial cycle and we continue to conservatively increase feed rates to approach the processor’s optimal production capacity. The nature of the Processor is that feed rates must continue to be increased conservatively, as to mitigate risk.

Currently, we are working on shifting the plastic to oil ratio to find a conservative-to-minimal amount of heat transfer fluid needed to continue to operate with plastic, while still yielding the HTF’s positive effects. This will eventually allow for further curbing of costs. We are focused on two more consistent runs at higher feed rates to continue to provide significant operational data for potential joint venture candidates and buyers. The Company does not plan to make future significant changes to Processor 3.

Processor 2
The second processor operated fairly regularly during the third quarter. Processor 2 is an ideal candidate for a third kiln addition, but the Company’s resources are currently focused on continued production from Processor 2.

Processor 2 has run longer per cycle and consistently yielded more fuel than in the past since the inclusion of heat transfer fluids into the P2O process. Processor 2 runs until residue buildup in the reactor ends its production cycle, when it is then cleaned out, maintained, and inspected for safety.

Processor 1
Processor 1 was our first processor that was built and provided key research and development data.  The new layout of Processor 1 has resulted in a lower feedrate than our other processors and ultimately, significantly limited fuel output. In the past, we had disclosed that we were using Processor 1 for pre-heating of heat transfer fluids. Now, we are currently performing that pre-heating through a separate hot oil skid. Processor 1 currently makes limited fuel.

Niagara Falls Plastic2Oil Facility & Facility Wide Management Systems

As our Processors have evolved, our facility on site at Niagara Falls has continued to evolve. The Company continues to upgrade the site to handle increased tanker traffic and managing an increased number of processors.

We have greatly expanded our quality control measures for our outbound fuels, as well as incoming feedstock. In Q3, we expanded our fuel lab significantly, including the addition of an atomic absorption spectrometer for metal analysis and quality control. Our fuel consistently registers 0ppm of any type of metals. Due to increased fuel volume, the company has installed two military jet-fuel coalescers with .4 micron filters to continue to ensure fuel quality. In addition, the Company has added two gas chromatographs and additional halide testing. Our fuel has consistently had no halides.

The company’s new chiller system installed alongside Processor 3 has worked consistently, as expected, with little to no downtime. This chiller system allows us to maintain closed loop water cooling in our towers to achieve desired temperatures for fuel production.

The Company’s self-engineered site-wide gas compression system and algorithms have worked as expected without tuning or changes outside the scope of normal maintenance.

Other

The kilns for the fourth and fifth processors have been completed, tested and prepared for shipment.  In addition, the towers for these two processors continue to near completion, with certain internal components remaining to be installed.  The production data we are gathering on processor #3 is critical to decisions to be made regarding timing of assembly and implementation of these two additional processors.  We plan to place these processors into situations that we anticipate will provide the best return on investment for the Company and its shareholders.

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

As the Company has progressed through 2013, it has turned its primary focus onto production of Fuel Oil No. 2 (diesel), due to its continued higher demand and more favorable margins. The Company continues to make a naphtha fuel fraction as a byproduct of the diesel production at an approximate rate of 75% diesel/25% naphtha. Naphtha is currently sold to a fuel broker where it is blended with additives to make gasoline. The Company continues to work on innovation that will allow greater diesel yield and lower naphtha yield.

Updated Business Plan

Since mid-2012, our business plan was primarily to focus on sales of our fuel for revenues. At this stage in our growth it has been determined that joint ventures and machine sales will be the primary focus of our business plan moving forward. We are exploring different options for ways to continue to generate revenue through joint ventures. We plan to continue selling fuel for revenue and to demonstrate the capabilities of our processors to potential customers and partners.

Data Recovery & Migration Business

In 2009 we purchased the Data Recovery & Migration Assets (“Data Assets”) from John Bordynuik, Inc., thereby providing us with the ability to operate what was once John Bordynuik, Inc.’s data restoration and recovery business. This was a business originally developed by our founder, John Bordynuik in 2006.

The Data Recovery & Migration Business is not as capital intensive as the other businesses of JBI, but is time consuming with regards to the allocation of the time of John Bordynuik. Revenues for this segment will vary based on the availability of Mr. Bordynuik to dedicate portions of his time to reading and interpreting the data from our customers’ media.

Results of Operations

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenue

Revenue is primarily derived from our P2O business through the sale of our fuels.  Additionally, from time to time, we are able to supplement this revenue with revenue from our Data Business through reading and interpreting magnetic tape media, dependent on the time constraints of John Bordynuik.  The following table shows a breakdown of our revenues from these sources.

Revenue	Nine Months ended September 30, 2013	Nine Months ended September 30, 2012	% Change
P2O Revenue	473,757	336,375	40.8
Data Business	75,231	70,381	6. 9
TOTAL REVENUE	$548,988	$406,756	35.0

Our fuel revenue comprised approximately 86% of our total revenue for the nine months ended September 30, 2013, as compared to approximately 83% for the nine months ended September 30, 2012.  Fuel sales are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold.  Our fuels are sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers.  Generally, we are able to obtain a higher price per gallon for our Fuel Oil No. 2 as compared to Fuel Oil No. 6, and a significantly lower price for our Naphtha.  The increase in fuel revenues for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is due to the following key factors:

●
Due to our recent permit amendments received from the New York State Department of Environmental Conservation (“NYSDEC”), we were allowed to use heat transfer fluid in conjunction with processing plastic in our process. This allowed us to significantly increase the production yield of our processors;

●
On June 13, 2013, we completed the construction of our third processor and commenced start-up testing. The production runs we were able to obtain from our third processor during the third quarter of 2013 increased the amount of gallons we produced in the quarter.

●	A shift in production focus to increase output of Fuel Oil #2, which occurred in the second quarter of 2013.

The following tables provide a comparison of production and sales of our three specific fuels for the nine month periods ended September 30, 2013 and 2012 as well as a comparison of our average price per gallon of fuel sold in each of the two periods.

	Gallons Produced (Nine months ended September 30,)			Gallons Sold (Nine months ended September 30,)
Fuel Type	2013	2012	% Change	2013	2012	% Change
Fuel Oil No. 6	52,191	115,758	(54.9)	45,190	119,016	(62.0)
Fuel Oil No. 2	154,083	15,432	898.5	121,446	14,173	756.9
Naphtha	84,325	71,477	18.0	83,970	65,285	28.6
TOTAL	290,599	202,667	43.4	250,606	198,474	26.3

Fuel Type	Nine months ended September 30, 2013 Average Price per Gallon	Nine months ended September 30, 2012 Average Price per Gallon	% Change
Fuel Oil No. 6	$1.87	$1.94	(3.6)
Fuel Oil No. 2	2.58	2.67	(3.4)
Naphtha	0.91	1.08	(15.7)

During the nine months ended September 30, 2013, we completed reconfiguring the programming of the processors to primarily produce Fuel Oil No. 2, as opposed to Fuel Oil No. 6, as there is a significantly higher price per gallon that we are able to obtain from this product.  We expect that this will continue in the future as we focus our processors on making the most profitable fuels.  In addition, although Naphtha will always be a fuel made through the conversion process, we are working to minimize the relative production of Naphtha, as its sale price per gallon is significantly lower than that of our other fuels.

Revenues from the Data Business were driven by the completion of both open and new purchase orders.  During the nine months ended September 30, 2013, we were able to complete certain open orders as well as certain new purchase orders.

Cost of Sales

Our costs of sales consists of feedstock procurement and pre-processing costs, overhead incurred at our Niagara Falls, NY facility as well as the freight associated with the shipments of our plastics and fuels. Our feedstock procurement strategy is geared towards obtaining significant amounts of high quality processor-ready feedstock at the lowest pricing available.  The following table provides a breakdown of the costs of sales:

Cost of Sales	Nine months ended September 30, 2013	Nine months ended September 30, 2012	% Change
P2O COS	514,350	386,838	33.0
Data Business	27,384	52,097	(47.4)
TOTAL COS	$541,734	$438,935	23.4

Fuel cost of sales increased 33.0% in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 while total fuel gallons sold increased 26.3%.  The increase in cost of sales and cost per gallon was due to the following factor:

●
Increased costs to procure optimal feedstock for the processors.  Upon the closure of RRON, we identified a number of significant sources of optimal feedstock which can be delivered directly to our Niagara Falls plant, without the need for pre-processing. The Company is receiving this product at a lesser price than the cost of the plastic that needed significant pre-processing. As we continue to receive this product and turn our inventory, we expect these costs to decrease in future periods.

The following is a detail of the cost per gallon of fuel as well as the individual components that make-up the cost per gallon:

Fuel Type	Nine months ended September 30, 2013 Average Cost per Gallon	Nine months ended September 30, 2012 Average Cost per Gallon	% Change
Fuel Oil No. 6	$2.05	$1.95	5.1
Fuel Oil No. 2	$2.05	$1.95	5.1
Naphtha	$2.05	$1.95	5.1

Cost of Sales Components	Nine months ended September 30, 2013 Percentage Cost per Gallon (%)	Nine months ended September 30, 2012 Percentage Cost per Gallon (%)	% Change
Feedstock Costs	79.4	62.9	26.2
P2O Costs	16.2	35.1	(53.8)
Freight	4.4	2.0	121.8

The cost of goods sold related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data.

Total Gross Profit

Gross Profit	Nine months ended September 30, 2013	Gross Profit % - Nine months ended September 30, 2013	Nine months ended September 30, 2012	Gross Profit % - Nine months ended September 30, 2012
P2O COS	(40,593)	(8.6)	(50,463)	(15.0)
Data Business	47,847	63.6	18,284	26.0
TOTAL GROSS PROFIT	$7,254	1.3	$(32,179)	(7.9)

For the nine months ended September 30, 2013, we recorded a total gross profit of $7,254, and for the nine months ended September 30, 2012, we record a total negative gross profit of $32,179, respectively.

The gross profit related to our fuel sales for the nine months ended September 30, 2013 was negatively impacted by our decision to secure optimal feedstock, albeit at higher pricing, in addition to increased costs to transport the feedstock to our Niagara Falls facility, as compared to the same period of 2012.  Upon the closure of RRON, we identified a number of significant sources of optimal feedstock which can be delivered directly to our Niagara Falls plant, without the need for pre-processing. The Company is receiving this product at a lesser price than the cost of the plastic that needed significant pre-processing. As we continue to receive this product and turn our inventory, we expect these costs to decrease in future periods.

The gross profit of $47,847 in the Data Business was mainly due to the consistent low operating costs associated with this business segment.

Operating Expenses

We incurred operating expenses of $7,808,660 during the nine months ended September 30, 2013, compared to $9,769,763 for the period ended September 30, 2012.  This is a decrease in the current period, mainly driven by a large decrease in legal and accounting fees, and the recovery of $700,000 related to insurance reimbursement of prior legal expenses.  This was partially offset by increases in payroll as the Company completed the construction of the third processor, preparing the grounds and tanks for multiple-processor usage, which includes the installation of several facility systems, insurance costs, which are related to the Company’s expansion and need for additional coverage, and stock compensation expense, as there were a significant number of stock options that vested in the current quarter.  A breakdown of the components of operating expenses for the nine month periods ended September 30, 2013 and 2012 are as follows:

Operating Expenses	Nine months ended September 30, 2013 ($)	Nine months ended . September 30, 2012 ($)
Selling, General and Administrative expenses	6,781,325	8,833,147
Depreciation & Accretion	656,876	415,562
Amortization	5,170	-
Research & Development	365,289	328,223
Impairment Loss	-	192,831
Total Operating Expenses	7,808,660	9,769,763

Non-Operating Expenses

Interest Expenses

For the nine months ended September 30, 2013, we had net interest expense of $10,803, mainly from the interest payments on the mortgage on our facility in Canada, interest payments on our capital leases, and interest accrued on our long-term debt offset by recognition of interest on the note receivable from the sale of PakIt.  This was compared to the nine months ended September 30, 2012, where we recognized net interest expense of $6,268, mainly through interest payments on the mortgage on our facility in Canada as well as interest payments on our capital leases.

Gain on Fair Value Measurement of Equity Derivative Liability

For the nine months ended September 30, 2012 we recorded a gain of $305,798 on the fair value measurement of the price protection clause contained in the Private Placement that occurred in January 2012.   This gain was based on the difference between the closing price of our common stock on the valuation date (January 6, 2012) when we closed the private placement and the closing price of our common stock when the price protection clause was triggered (June 7, 2012) and subsequently paid to the requisite investors.  There was no such clause in any future private placement and thus, no similar amount in the nine months ended September 30, 2013.

Income Tax Expenses

For the nine month periods ended September 30, 2013 and 2012, we had no federal taxable income due to net losses and have recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the nine month periods ended September 30, 2013 and 2012, we incurred $Nil current income tax and future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $9,823,166 for the nine months ended September 30, 2013 compared to a net loss of $9,892,913 in the nine months ended September 30, 2012.  These losses consisted of losses from continuing operations of $7,788,683 and $9,401,133 for the nine months ended September 30, 2013 and 2012, respectively, and losses from discontinued operations of $2,034,483 and $491,780 for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in net loss for the nine months ended September 30, 2013 was driven by the discontinuation of operations at RRON, as well as the impairment recorded on the note receivable from the sale of PakIt when management determined that collectability was not reasonably ensured with regards to the balance, offset by decreases by our continued cost reduction measures.

Quarter ended September 30, 2013 compared to September 30, 2012

Revenue

Revenue is primarily derived from our P2O business through the sale of our fuels and, to a lesser degree, from our Data Business described earlier in the Report.
Revenue	Quarter ended September 30, 2013	Quarter ended September 30, 2012	% Change
P2O Revenue	277,276	119,159	132.7
Data Business	24,999	70,381	(64.5)
TOTAL REVENUE	$302,275	$189,540	59.5

Our fuel revenue comprised approximately 92% and 63% of our total revenue for the quarters ended September 30, 2013 and September 30, 2012.  Fuel sales are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold.  Our fuels are sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers.  Generally, we are able to obtain a higher price per gallon for our Fuel Oil No. 2 as compared to Fuel Oil No. 6, and a significantly lower price for our Naphtha.  The increase in fuel revenues for the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012 is due to the following key factors:

●
Due to our recent permit amendments received from the New York State Department of Environmental Conservation (“NYSDEC”), we were allowed to use heat transfer fluid in conjunction with processing plastic in our process. This allowed us, as expected, to significantly increase the production yield of our processors;

●
On June 13, 2013, we completed the construction of our third processor and commenced start-up testing. The production runs we were able to obtain from our third processor during the third quarter of 2013 increased the amount of gallons we produced in the quarter.

●	A shift in production focus to increase output of Fuel Oil #2, which occurred in the second quarter of 2013.

The following tables provide a comparison of production and sales of our three specific fuels for the quarters ended September 30, 2013 and 2012 as well as a comparison of our average price per gallon of fuel sold in each of the two periods.

	Gallons Produced (Quarter ended September 30,)			Gallons Sold (Quarter ended September 30,)
Fuel Type	2013	2012	% Change	2013	2012	% Change
Fuel Oil No. 6	-	31,182	(100.0)	-	31,026	N/A
Fuel Oil No. 2	134,632	15,432	772.4	96,709	14,173	582.3
Naphtha	36,093	23,094	56.3	33,031	19,025	73.6
TOTAL	170,725	69,708	144.9	129,740	64,224	102.0

Fuel Type	Quarter ended September 30, 2013 Average Price per Gallon	Quarter ended September 30, 2012 Average Price per Gallon	% Change
Fuel Oil No. 6	$-	$2.03	N/A
Fuel Oil No. 2	2.55	2.67	(4.4)
Naphtha	0.92	1.12	(17.9)

During the quarter ended September 30, 2013, we completed reconfiguring the programming of the processors to primarily produce Fuel Oil No. 2, as opposed to Fuel Oil No. 6, as there is a significantly higher price per gallon that we are able to obtain from this product.  We expect that this will continue in the future as we focus our processors on making the most profitable fuels.  In addition, although Naphtha will always be a fuel made through the conversion process, we are working to minimize the relative production of Naphtha, as its sale price per gallon is significantly lower than that of our other fuels.

Revenues from the Data Business were driven by the completion of open and outstanding purchase orders.

Cost of Sales

Our costs of sales consist of feedstock procurement and pre-processing costs, overhead incurred at our Niagara Falls, NY facility as well as the freight associated with the shipments of our plastics and fuels. Our feedstock procurement strategy is geared towards obtaining significant amounts of high quality processor-ready feedstock at the lowest pricing available.  The following table provides a breakdown of the costs of sales:

Cost of Sales	Quarter ended September 30, 2013	Quarter ended September 30, 2012	% Change
P2O COS	263,590	148,992	76.9
Data Business	9,209	51,217	(82.0)
TOTAL COS	$272,799	$200,209	36.3

Fuel cost of sales increased 76.9% in the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012 while total fuel gallons sold increased 102.0%.  The increase in cost of sales were attributable mainly in our increase of revenues, however the decrease in cost per gallon was due to the following factor:

●
Upon the closure of RRON, we identified a number of significant sources of optimal feedstock which can be delivered directly to our Niagara Falls plant, without the need for pre-processing. The Company is receiving this product at a lesser price than the cost of the plastic that needed significant pre-processing. As we continue to receive this product and turn our inventory, we expect these costs to decrease in future periods.

The following is a detail of the cost per gallon of fuel as well as the individual components that make-up the cost per gallon.

Fuel Type	Quarter ended September 30, 2013 Average Cost per Gallon	Quarter ended September 30, 2012 Average Cost per Gallon	% Change
Fuel Oil No. 6	$2.03	$2.32	(12.5)
Fuel Oil No. 2	$2.03	$2.32	(12.5)
Naphtha	$2.03	$2.32	(12.5)

Cost of Sales Components	Quarter ended September 30, 2013 Percentage Cost per Gallon (%)	Quarter ended September 30, 2012 Percentage Cost per Gallon (%)	% Change
Feedstock Costs	84.2	77.6	8.6
P2O Costs	10.3	5.1	102.0
Freight	5.4	1.3	315.0

The cost of sales related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data.

Total Gross Profit

Gross Profit	Quarter ended September 30, 2013	Gross Profit % - Quarter ended June 30, 2013	Quarter ended June 30 2012	Gross Profit % - Quarter ended June 30, 2012
P2O COS	13,686	4.9	(29,833)	(25.0)
Data Business	15,790	63.2	19,164	27.2
TOTAL GROSS PROFIT	$29,476	(9.8)	$(10,669)	(6.0)

For the quarter ended September 30, 2013, we recorded a gross profit of 29,476 as compared to a negative gross profit of 10,669 for the quarter ended September 30, 2012.

The gross profit related to our fuel sales for the three months ended September 30, 2013 was positively impacted by our decision during the third quarter of 2013 to secure optimal feedstock that is processor-ready and without further need of pre-processing, as compared to the same period of 2012.

The gross profit of $15,790 in the Data Business was mainly due to the low operating costs associated with this business segment.

Operating Expenses

We incurred operating expenses of $3,121,045 during the quarter ended September 30, 2013, compared to $2,760,780 for the quarter ended September 30, 2012.  This is an increase in the current period, mainly driven by a large increase in stock compensation expense, as there were a significant number of stock options that vested in the current quarter. A breakdown of the components of operating expenses for the quarters ended September 30, 2013 and 2012 are as follows:

Operating Expenses	Quarter ended September 30, 2013 ($)	Quarter ended September 30, 2012 ($)
Selling, General and Administrative expenses	2,728,889	2,478,319
Depreciation & Accretion	279,343	159,970
Amortization	5,170	-
Research & Development	107,643	122,491
Impairment Loss	-	-
Total Operating Expenses	3,121,045	2,760,780

Non-Operating Expenses

Interest Expenses

For the quarters ended September 30, 2013 and 2012, we had net interest expense of $15,264 and net interest income of $4,502, respectively. The increase in net interest expense was attributable to the impairment recorded on the note receivable from the sale of PakIt when management determine that collectability was not reasonably ensured with regards to the balance, as well as the interest payments on the mortgage on our facility in Canada, interest payments on our capital leases, and interest accrued on our long-term debt.

Income Tax Expenses

For the quarters ended September 30, 2013 and 2012, we had no federal taxable income due to net losses and have recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the quarters ended September 30, 2013 and 2012, we incurred $Nil current income tax and future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $4,052,930 for the quarter ended September 30, 2013 compared to a net loss of $2,996,415 in the quarter ended September 30, 2012.  These losses consisted of losses from continuing operations of $3,100,873 and $2,763,118 for the quarters ended September 30, 2013 and 2012, respectively, and losses from discontinued operations of $952,057 and $233,297 for the quarters ended September 30, 2013 and 2012, respectively.  The increase in net loss for the three months ended September 30, 2013 was driven by the discontinuation of operations at RRON

Liquidity and Capital Resources

As of September 30, 2013, the Company had cash and cash equivalents of $2,141,538 on hand.  The Company does not currently have a formal cash management policy in place.

The Company’s cash flows for the nine month periods ended September 30, 2013 and 2012 are summarized below:

	2013	2012
Net loss from continuing operations	$(7,788,683)	$(9,401,133)
Net loss from discontinued operations	(2,034,483)	(491,780)
Total non-cash items from continuing operations	2,450,330	2,726,512
Non-cash items impacting discontinued operations	1,238,601	5,591
Working capital changes	(498,450)	(695,991)
Changes attributable to discontinued operations	-	3,122
Investing activities	(2,189,789)	(3,462,894)
Financing activities	6,998,292	11,569,066
(Decrease)/Increase in cash	$(1,824,182)	$252,493

We do not generate sufficient cash to fund our operations and we have limited capital resources. To fund operations during our development, we have primarily relied on net proceeds from the sale of equity or debt securities in private placement transactions. If we fail to raise additional capital as and when needed, then we may be forced to severely curtail or cease operations.  There can be no assurance that financing will be available on favorable terms or at all. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders.

In the short term, we expect to need additional capital and will need to this raise additional capital in order to obtain cash flow positive results from our P2O processors.  We expect that we will attempt to raise capital through the issuance of long term notes, through private placements of our common and/ or preferred stock or through other financing efforts in which we can obtain substantial liquidity.  Additionally, we could enter into transactions with third parties in which we sell and potentially operate our P2O processors on their sites.  We expect that this would generate additional needed cash.

In the long term, we expect that we will be able to fund our daily operations through the generation of sales of our fuels.  However, we expect that to expand and grow the number of P2O processors which we have operating at both Niagara Falls and throughout other areas, we expect the need to enter into transactions in which we sell our common stock or preferred stock, through debt transactions that allow us to fund the construction of multiple processors or through the potential use of project based financing when we construct additional P2O plants in other locations outside of Niagara Falls.

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

In the nine month periods ended September 30, 2013 and 2012, we had significant charges included in the reported Net Loss that had no effect on cash flows.  In both periods, these charges included depreciation of property, plant and equipment, allowances for uncollectible amounts, and stock based compensation and stock issued for services.  In addition, in the prior period ended September 30, 2012, the Company recorded an adjustment for the mark-to-market adjustment of the Company’s derivative equity liability related to the price protection clause issued to investors in the Company’s December 2011/ January 2012 private offering.  There were no such clauses in recent placements and therefore, no corresponding amounts arose in the nine or three month periods ended September 30, 2013.

Investing activities include the Company’s cash investment in property, plant and equipment which amounted to $1,544,341 in the nine months ended September 30, 2013, as compared to $2,855,674 in the nine months ended September 30, 2012.  As we continue to grow and expand the number of processors, potential P2O plant locations and make any necessary modifications to the processors, buildings housing the processors and other enhancements, we expect to continue to make significant investment in property, plant and equipment in future periods.

Financing activities in the nine months ended September 30, 2013 represented the cash received upon the issuance of Series B Preferred Stock during the period as compared to the nine months ended September 30, 2012, cash from financing activities represented cash received from stock issuances and stock subscription advances as well as short term loans, offset by repayments of stock subscription advances.  We expect to rely upon proceeds from future private placements of equity and debt securities to implement our growth and construction plans and meet our liquidity needs going forward. We further entered into subscription agreements with Rick Heddle, our current CEO and Director, to provide $3,000,000 of funding for us in the form of senior secured debt.  Without these funds, we would continue to experience significant liquidity problems that could have a potential adverse impact on our ability to continue to run our business (Note 10).

While we have been successful in securing financing in sufficient amounts and suitable terms needed to meet our needs currently and in the past; there is no assurance that it will be able to do so in the future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than those items listed in Note 11 to the condensed consolidated financial statements as Commitments.

Transactions with Related parties

On August 29, 2013, the Company entered into a Subscription Agreement (the “Purchase Agreement”) with Mr. Richard Heddle, the Company’s Chief Executive Officer and a member of the Company board of directors, pursuant to which, on August 29, 2013, the Company sold to the Purchaser in a private placement (the “Note Financing”) a $1 million principal amount 12% Secured Promissory Note (the “Note”), together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.54 per share (the “Warrants”). The gross proceeds to the Company were $1 million.

On September 30, 2013, the Company entered into a second Purchase Agreement with Mr. Heddle, pursuant to which, on September 30, 2013, the Company sold to Mr. Heddle a second note (a $2 million principal amount Note), together with a Warrant to purchase up to two million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $2 million.

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

Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include amounts for impairment of property, plant and equipment, estimating reserves and determining accruals related to discontinued operations, projecting future cash flows from property, plant and equipment, and carrying value of inventory, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities, valuation of the short term note receivable, accounts receivable exposures, discount rate used in the determination of the fair value of the Senior Secured Notes for purposes of performing the relative fair value calculation to allocate the proceeds between the Notes and the Warrants included in the subscription for the Notes, and the discount rate used to calculate the present value of the accrued lease liability.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. Accounts receivable determined to be uncollectible are recognized using the allowance method. The allowance for uncollectible accounts for the periods ending September 30, 2013 and December 31, 2012 was $27,810 and $57,991, respectively.

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

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in depreciation and accretion expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  The balance of such asset retirement obligation is included in other long-term liabilities with balances of $30,085 and $29,423 as of September 30, 2013 and December 31, 2012, respectively.

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

Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On August 9, 2013, a purported shareholder derivative suit was filed in the United States District Court for the District of Massachusetts against John Bordynuik, former Chief Executive Officer of the Company and a former member of the Company’s Board of Directors, and Ronald C. Baldwin, former Chief Financial Officer of the Company.  The Complaint was filed by Erwin Grampp, allegedly acting on behalf of the Company, and it names the Company as a nominal defendant.  This is the second purported shareholder derivative suit that Mr. Grampp has filed in which the Company has been named as a nominal defendant.  As previously reported, the first such suit by Mr. Grampp was dismissed by the court.  This recent Complaint (“Grampp II”) alleges, inter alia, that defendants Bordynuik and Baldwin breached fiduciary duties owed to the Company by causing the Company to erroneously book certain media credits in 2009.  Grampp II alleges that this conduct resulted in two lawsuits against the Company, one an action brought by the Securities and Exchange Commission (“SEC Action”) and the other a purported class action by Ellisa Pancoe and Howard Howell (“Class Action”).  Grampp II alleges that the Company has settled the SEC Action, and that the Company is in the process of settling the Class Action, but that the Company has been damaged as a result of these two lawsuits.  Grampp II seeks to recover damages on behalf of the Company from defendants Bordynuik and Baldwin in an unspecified amount.  It also seeks unspecified equitable relief, and costs and attorneys’ fees incurred in the action.  On October 11, 2013, defendants Bordynuik and Baldwin filed a motion to dismiss this action.  Pursuant to the Company’s By-Laws, the Company has an obligation to indemnify defendants Bordynuik and Baldwin to the fullest extent permitted by Nevada law.

On August 20, 2013, plaintiff Stephen Seneca filed suit against the Company and John Bordynuik, former Chief Executive Officer of the Company and a former member of its Board of Directors, alleging claims against the Company for fraud, negligence, civil conspiracy, and breach of contract, as well as a breach of Section 678.4011, Florida Statutes.  The claims allege wrongdoing by the Company in connection with a Unit Purchase and Exchange Agreement dated September 30, 2009, and certain shares of the Company’s stock issued pursuant thereto.  On September 17, 2013, plaintiff caused a Summons to be issued on the Complaint, and on September 26, 2013, plaintiff caused the Complaint to be served on the Company.  Plaintiff seeks damages “in excess of one million dollars.”  On October 31, 2013, the Company and Mr. Bordynuik filed a motion to dismiss this Complaint.  That motion is pending; the Court has not yet ruled upon it.  The Company cannot predict the outcome of this matter at this time.

On October 16, 2013, the Company issued the 60,000 shares of common stock previously granted for services rendered, at a value of $0.40 per share (Note 12).

On September 6, 2013, holders of 21,500 shares of the Company’s Series B Preferred Stock exercised their conversion rights under the Certificate of Designations and converted the aforementioned shares into 150,500 shares of the Company’s Common Stock (Note 12).  All 150,500 of these shares were issued subsequent to September 30, 2013.

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

Interest Rate Risk

We deposit surplus funds with banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of current portion of capital leases outstanding as of September 30, 2013 and December 31, 2012 was $23,484 and $23,068, respectively. We are exposed to interest rate risk primarily with respect to our capital leases and mortgage.

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

During the nine month periods ended September 30, 2013 and 2012, 92.4% and 70.8% of total net sales were generated from 4 and 3 customers, respectively.  During the three month periods ended September 30, 2013 and 2012, 96.8% and 68.9% of total net sales were generated from 4 and 3 customers, respectively. As of September 30, 2013 and December 31, 2012, 3 customers accounted for 75.2% and 56.3% of accounts receivable, respectively.

For the nine month periods ended September, 2013 and 2012, the Company had approximately 33.4% and 7.2%, respectively of its purchases from 2 vendors.  For the three month periods ended September 30, 2013 and 2012, the Company had approximately 33.6% and 8.5%, respectively of its purchases from 3 vendors.  As of September 30, 2013 and December 31, 2012, these three vendors accounted for 41.1% and 23.5% of accounts payable, respectively.

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

Item 4. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management, including our principal executive officer and our principle financial officer, concluded that the Company’s internal controls over financial reporting were ineffective as of September 30, 2013 due to the material weakness discussed below.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of legal proceedings affecting the Company, see the information in Footnote 11, “Commitments and Contingencies”, to the financial statements, included in Part I of this Report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 3, 2013, the Company issued 150,500 shares of its common stock upon the conversion of 21,500 shares of the Company’s Series B Preferred Stock, pursuant to the holder’s conversion rights under the certificate of Designation. This issuance was made in reliance on the exemption provided under Section 3(a)(9) of the Securities Act of 1933.

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

JBI, INC.

Date: November 12, 2013	By:	/s/ Richard Heddle
Name: Richard Heddle
Title: President and Chief Executive Officer (Principal Executive Officer)