Form 10-Q/A
period 2013-09-30
JBI, INC.
filed 2013-11-12
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 (the “Original 10-Q”) of JBI, Inc. solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101, which were omitted from the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other Company developments after the date of the Original 10-Q.  This Amended Report restates only those portions of the Original 10-Q affected by the above changes. This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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