Form 10-K
period 2013-12-31
JBI, INC.
filed 2014-06-04
CIK 1381105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $42 million as of June 30, 2013 based upon the closing price of $0.47 per share on June 29, 2013.

As of June 3, 2014, there were 96,292,243 shares of the Registrant’s common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

JBI, INC.

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

“Naphtha” means a flammable liquid mixture of hydrocarbons covering the lightest and most volatile fraction of the liquid hydrocarbons in petroleum with a boiling range of 60 to 200 degrees Celsius.  In our process, it is the last liquid fuel made in the conversion from plastic to oil;

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

Overview

We manufacture processors which produce fuel products mainly from unsorted, unwashed waste plastics for distribution across a number of markets.  We continue to execute on our business strategy with the goal of becoming a leading North American  company that transforms waste plastic into ultra-clean, ultra-low sulphur fuel.

Currently, we provide environmentally-friendly solutions through our processors and technologies.  Our primary  offering is our Plastic2Oil®, or P2O®, solution, which is our proprietary process that converts waste plastic into fuel through a series of chemical reactions (our “P2O business”).  We collect mainly mixed plastics from commercial and industrial enterprises that generate large amounts of waste plastic for use in our process.  Generally, this waste plastic would otherwise be sent to landfills and its disposal potentially can be quite costly for companies.  We use this waste plastic as feedstock to produce Fuel Oil No. 2, Naphtha, and Fuel Oil No. 6 for various uses by our customers.  We own and operate our P2O processors and have the capability to produce and store the fuels at, and ship from, our facilities in Niagara Falls, NY.  We sell the fuels we produce to customers through two main distribution channels, fuel wholesalers and directly to commercial and industrial end-users.   At June 3, 2014, we had three fully-permitted operational P2O processors, one dedicated to Research & Development, two dedicated to fuel production. All three processors are located at our Niagara Falls, NY facility, and our fourth and fifth processors were in process of assembly offsite in Niagara Falls, NY for sale. For the reasons described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the three operational P2O processors have been idle since late December 2013.

For financial reporting purposes, we operate in two business segments, (i) our P2O solution, which sells the fuel produced through our processors (ii) data storage and recovery (the “Data Business”). As part of our P2O business segment, we recently began to offer for sale built-to-order P2O processors for use at a customer’s site, although no such sales have been completed to date.  Previously, we operated a chemical processing and cleaning business, known as Pak-It and a retail and wholesale distribution business known as Javaco, Inc.  As of December 31, 2012, we had exited both of these businesses and their results in all periods presented are classified as discontinued operations. Our P2O business has been operating in a limited commercial capacity since December 2010 and we anticipate that this line of business will account for a majority of our revenues in 2014 and periods thereafter.  Historically, however, our revenues have been partially derived from our other lines of business and products, Javaco and Pak-It, which are classified in this Annual Report as discontinued operations. In the year ended December 31, 2013, we had total sales of approximately $693,125, of which $599,413 were derived from our P2O business and $93,712 were derived from our Data Business.   In the year ended December 31, 2012, we had total sales of $609,553 from our P2O business and $70,381 from our Data Business.

We conduct our P2O business at our facilities located in Niagara Falls, New York.  Our corporate address is 20 Iroquois Street, Niagara Falls, NY 14303.

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

 In September 2009, the Company acquired Pak-It, LLC (“Pak-It”).  Pak-It operated a bulk chemical processing, mixing, and packaging facility.  It also developed and patented a delivery system that packages condensed cleaners in small water-soluble packages. During 2011, the Company initiated a plan to sell certain operating assets of Pak-It and subsequently sold Pak-It in February 2012, with an effective date of January 1, 2012.  On February 10, 2012, we sold substantially all the assets of  Pak-It. The operations of Pak-It have been classified as discontinued operations for all periods presented (see Note 19).

In December 2010, the Company entered into a twenty year lease for a recycling facility in Thorold, Ontario.  During the period ended December 31, 2013, the Company determined that it would no longer operate the facility and shut down all operations.  The assets and operations related to the recycling facility have been reclassified as discontinued operations for all periods presented (Note 19).

Our common stock is quoted on the OTCQB Market under the symbol “JBII”.

Organizational Chart

The following chart outlines our corporate structure, as of June 3, 2014, and identifies the jurisdiction of organization of each of our material subsidiaries. Each material subsidiary is wholly-owned by the company.

JBI, Inc.	-	Parent company with corporate office in Niagara Falls, NY;

Plastic2Oil of NY #1, LLC	-	Operates our P2O business in Niagara Falls, NY.

JBI (Canada) Inc.	-	Conducts our P2O business in Canada, including management of our fuel blending site.

Our Primary Product - Plastic2Oil

P2O Overview

Our P2O processors have evolved into a modular solution with the completion of processor #3 in 2013. We use third party contract manufacturers for the manufacture of many of the key modular components of our processors, including the kilns and distillation towers as well as certain other key components that require specialized machining and fabrication.

Our P2O process is proprietary and converts waste plastic into fuel through a series of chemical reactions.  We developed this process in 2009 and began very limited commercial production in 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor at our Niagara Falls, New York facility.  Currently, we have three fully-permitted operational P2O processors, which are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6, all of which are fuels produced to the specifications published by ASTM.  The fully-permitted P2O processor is dedicated to Research & Development activities. We have two additional processors in the process of assembly offsite. Our P2O process is capable of producing two by-products, an off-gas similar to natural gas and a petcoke carbon residue.  We primarily use our off-gas product in our operations to fuel the burners in our P2O processors.  We sell our fuel products through two main distribution channels comprised of fuel wholesalers and directly to commercial and industrial end-users.

The Company had to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors.  Management estimates that the repair of the processors will require the expenditure of between $175,000 and $200,000. At June 3, 2014, we lacked the working capital or access to bank credit to make these repairs. We are reviewing our financing options, including the sale of shares of our common stock or other securities, in order to allow us to obtain sufficient funds to make the required repairs and resume operation of our processors. Management currently anticipates that the processors will remain idle at least until the third quarter of 2014. During the idle period, we significantly reduced our headcount by furloughing our operations personnel but retained a small team to perform general repairs and maintenance on the processors. Once the processors are repaired, we expect a small increase in our headcount in order to resume normal operations.

Our P2O process accepts mainly unsorted, unwashed waste plastics.  Although many sources of plastic waste are available, we have focused our feedstock sources on primarily post-commercial and industrial waste plastic.  Generally, we believe that this waste stream is more costly for companies to dispose of, making it more readily available in large quantities and cheaper for us to acquire than other potential types of feedstock.   We believe our P2O process offers a cost-effective solution for businesses that currently have to pay to dispose of these types of waste.

Currently, we understand that there are several plastic-to-oil processes operational globally. These facilities employ a wide range of technologies and yield varying purities of fuel output. We believe that our process has many advantages over other commercially available processes in that our P2O solution requires a comparatively lesser initial capital investment and yields high-quality, ultra-low sulphur fuel, with no need for further refinement. Additionally, our process uses comparatively little energy and physical space, which, in our view, makes it better suited for high-volume production and expansion to multiple sites.

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

We have developed our Plastic2Oil processors to be continuously running, energy-efficient and environmentally-friendly while converting waste plastics into end-user ready, and ultra-clean, ultra-low sulfur fuels. The processors are periodically shut-down for maintenance and residue removal. The fuels produced can be used directly by our customers without further refining or processing. Over a three year period, we have scaled our processing operations from a one gallon processor to three processors, each permitted to feed up to 4,000 pounds of feedstock per hour.  Some of the milestones that we have reached include:

●	Manufacturing and operating multiple processors at our Niagara Falls, NY site;

●	From inception, the processors were designed with safety and green emissions as top priorities.

●	Standardization and modularization of the components of our processors;

●	Ability to continuously feed waste plastic 24 hours a day;

●	Approximately 86% of waste plastic by weight is converted to liquid fuel conversion;

●	Approximately 8% of waste plastic by weight is converted to gas and is used to fuel the process;

●	Operating at atmospheric pressure, not susceptible to pinhole leaks and other problems with pressure and vacuum-based systems;

●	No requirement for incinerators, thermal oxidizers or scrubbers and no stack monitoring is necessary;

●	Three stack tests (two on the initial processor and one on the second processor) conducted by Conestoga-Rovers & Associates (“CRA”), prove emissions are extremely low;

●	Process validation by SAIC Energy, Environment & Infrastructure, LLC and IsleChem, LLC.

●	Permitted to operate three processors commercially in New York by the NYSDEC; and

Processor Input

Waste Plastics:  We are able to feed mainly mixed unwashed waste plastics into the Plastic2Oil processors. Waste plastic is widely available and we are focused on maximizing the types and densities of the plastic we procure for optimal processor performance.

Heat Transfer Fluid: We are also able to include Hydrocarbon based transfer fluid as feed into the Platic2Oil processors.

Processor Output

We are currently permitted to feed two tons, or 4,000 pounds, of waste plastic per hour into each processor by a continuous conveyor belt where it is heated by a burner that mainly burns off-gases produced from the P2O process. Plastic hydrocarbons are cracked into various shorter hydrocarbon chains and exit in a gaseous state. Any residue, metals and or non-usable substances remain in the reactor and are periodically removed. Through our proprietary process Fuel Oil No. 6, Fuel Oil No. 2, and Naphtha are condensed from the reactor through the remainder of the process. The fuel output is then transferred to storage tanks automatically by the system. Our process is mainly operated by an automated computer system that controls the conveyor feed rate, system temperatures, off-gas systems and the pumping out of newly created fuel to storage tanks. The plastic to liquid fuel conversion is approximately 86% by weight. Therefore, 20 tons of plastic would be processed into approximately 4,100 gallons of fuel. At June 3, 2014, we had three operational processors at our Niagara Falls, NY facility. One processor was dedicated to Research & Development.

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

P2O Facilities

We currently have one main operating facility that we use in our P2O business, our P2O plant, as well as a second facility, our fuel blending site, for use in the future.  These are briefly described below. Additional information on our properties can be found in Item 2 of this report.

Niagara Falls, NY facility:  Our Niagara Falls, NY facility currently has two operating buildings, a 10,000 square foot building that currently houses one commercial-scale P2O processors, one P2O processor devoted to Research & Development activities, and a 7,200 square foot building housing the third commercial-scale P2O processor.  Our Niagara Falls operations are situated on eight acres which can accommodate expansion of our growing operations.  This facility also serves as the center of our research and development operations and our administrative offices.

Blending Site:  We own a 250,000 gallon fuel-blending facility in Thorold, Ontario, which, when in use, would allow us to blend and self-certify certain fuels that are produced from our process to meet government specifications.

Sales and Distribution

We sell our fuel products through two main channels: fuel brokers and direct to end-users.  We have no long-term contracts for fuel sales; rather, we sell our fuel through the issuance of routine purchase orders.

During the years ended December 31, 2013 and 2012, 81.0%, and 58.0%, respectively, of total net revenues were generated from four and three customers respectively.

Suppliers

The principal goods that we require for our P2O business are the waste plastic that we use as feedstock for production of our fuels.  We collect waste plastics from commercial and industrial businesses that generate large amounts of this waste stream. As of June 3, 2014 we had approximately 394,000 pounds of waste plastic and approximately 18,000 gallons of Heat Transfer Fluid available in inventory as feedstock, to support the resumption of operations upon the repairs, as mentioned above.

We also rely on third party manufacturers for the manufacture of many components of our processors including kilns and distillation towers.  During the years ended December 31, 2013 and 2012, 26.4%, and 25.5%, respectively, of total net purchases were generated from four vendors.  As at December 31, 2013 and 2012 four and three vendors, respectively, accounted for 27.9%, and 36.6%, respectively, of accounts payable.

Licenses, Permits and Testing

We maintain the following permits and licenses in connection with the operation of our P2O business.

License/Permit	Issuing Authority	Registration Number	Issue/Expiration Date
Air Permit	NYSDEC	9-2911-00348/00002	06/30/2014
Solid Waste Permit	NYSDEC	9-2911-00348/00003	06/30/2014
Bulk Fuel Blending License	Ontario Technical Standards & Safety Authority	000184322	10/12/2014
Waste Disposal Site	Ontario Ministry of the Environment	A121029	Perpetual (subject to annual reviews)

In 2010, our P2O process and processors were tested by IsleChem, LLC, an independent chemical firm providing contract research and development, manufacturing and scale-up services, using two small prototypes of our P2O processor.  The IsleChem test results indicated that our process is both repeatable and scalable. Following this testing, we assembled a large-scale P2O processor capable of processing at least 20 metric tons of plastic per day. In September 2010, we had a Stack Test performed by Conestoga-Rovers & Associates (“CRA”), an independent engineering and consulting firm, which concluded that, with a feed rate of 2,000 pounds of plastic per hour, our processor’s emissions were below the maximum emissions levels allowed by the NYSDEC simple air permit, which is needed to commercially operate the P2O processor at that location.  We used the CRA test results to apply for the required operating permits and in June 2011 we received an Air State Facility Permit (“Air Permit”) and Solid Waste Management Permit (“Solid Waste Permit”) for up to three processors at the Niagara Falls, NY facility.  In December 2011, we had a second stack test performed by CRA for an increased rate of 4,000 pounds per hour.  In January 2012, we received a final emissions report from CRA confirming that emissions were considerably decreased with an increased feed rate.  In December 2012, we had a stack test performed on the second processor.

The emissions tests conducted by CRA on our processors are summarized in the following table:

Emissions	Units	Original Stack Test (2010) – Processor #1	Final Stack Test (Dec. 2011) – Processor #1	Stack Test (Dec. 2012) – Processor #2
CO – Carbon Monoxide	ppm	3.16	3.1	3.7
SO 2 - Sulphur Dioxide	ppm	0.23	0.02	0.39
NOx – Oxides of Nitrogen	ppm	86.4	15.1	21.3
TNMHC – Total Non-Methane Hydrocarbons	ppm	0.25	3.92	0.62
PM – Particulate Matter	Lbs./hr.	0.016	0.002	0.012
Hexane	Lbs./hr.	Not tested	0.00001	0.0013

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

Competition

Our P2O business has elements of both a recycling business and a fuel refiner/ production business, which makes it difficult to identify and make direct comparisons to competitors. Both the recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to achieve and maintain a competitive position with respect to technological advances in both of these sectors.  We believe that our business currently faces competition in the plastics-to-energy market, including competition from Envion, Polymer Energy, LLC, and Agilyx, each of which has developed alternative methods for obtaining and generating fuel from plastics.  See “Risk Factors—Risks Related to Our Business”. Because P2O solution end products include a variety of fuels, we also face competition from the broader petroleum industry.

Business Model

We believe that our Plastic2Oil business model provides a unique proposition for both the supply side and the end-user side of the waste-to-fuel value chain.  Our P2O technology is positioned to link these two sides by offering economic incentives in both directions. We believe P2O offers value to suppliers of waste plastic by saving transport and landfill Tipping Fees, and value to fuel end-users by providing ultra-low sulphur green fuel. Given these incentives, we believe that our Plastic2Oil business will be sought after by those industries that can benefit from the added value that we provide, thus allowing the potential for our company’s growth through sale of processors.

Business Strategy

Our long-term strategy is to become the leading vertically-integrated, North American company that is a processor manufacturer first, and fuel processor and fuel seller second. The key elements of our strategy to achieve this goal are as follows:

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

Manufacturing Strategy

Our P2O business model allows us to simultaneously pursue sales to multiple commercial opportunities (Partners) across the waste plastic and fuel markets. We will license our P2O technology including maintenance to operate all P2O processors, to be operated at our Partner sites. We intend to construct clusters of P2O processors at sources of large plastic waste streams, such as industrial sites, material recovery facilities and recycling centers.

Procurement Strategy

Our feedstock strategy is as follows:

●
Get the Right Material to Maximize Throughput.  Although the P2O processor can process many different types of plastic and create consistent fuels, we will focus on the types of plastic that will maximize the machine’s productivity.  This is typically high density material.

●
Contract for Long-Term Consistent Feedstock Supply.  By contracting with our suppliers, we are able to gain commitments for consistent flows of feedstock.  This also allows us to more accurately forecast our feedstock supply and fuel outputs.  An additional benefit of contracting with suppliers is that we are able to rely on this material flow as it relates to our continued growth planning.

●
Cost to the Processor.  We look at all feedstock opportunities considering the “cost to the processor”. This means we consider including the cost is the price we pay to the supplier, the cost of transportation or our costs to pre-process the feedstock material, the critical thing is the total cost incurred for “ready to process” material.

Competitive Strengths

We believe that our competitive strengths are as follows:

Our processors convert unwashed waste plastics into “in specification fuels” ready for use by the customer. Our process does not generate any waste water. The fuel is Halide free and there is no further need for refinement. The process does not produce any hazardous waste.

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

Low capital costs and small footprint.   We have designed the processors with a modular design with standardized components, making construction of our processors relatively simple and cost effective.  We have designed our processors to take up approximately 3,000 square feet of space, giving the processors a relatively small footprint.  We believe that this design facilitates the construction and operation of multiple processors on a single site. We estimate that the costs of constructing our processors on industrial partner sites will be substantially less than the cost of constructing waste-to-fuel facilities offered by our competitors.

Lower emissions

In the United States, businesses and other producers of emissions are subject to various regulatory requirements, including the National Emission Standards for Hazardous Air Pollutants, or “NESHAP.” These emission standards may be established according to Maximum Achievable Control Technology requirements set by the EPA, often referred to as “MACT standards”. MACT standards apply to a number of sources of emissions, including operators of boilers, process heaters and certain solid waste incinerators. Because our P2O fuel products have ultra-low sulphur content, we believe that our P2O fuel can assist industrial partners with meeting MACT requirements through reduced hazardous emissions.

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

Our P2O business has been validated for repeatability and scalability by extensive testing by our customers and multiple independent tests by outside consultants and third party laboratories.

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

The process for data recovery was developed and is very highly dependent on Mr. John Bordynuik.  The Data Business’s reliance on Mr. Bordynuik has been a key driver to achieving revenue in 2013 and 2012. In light of our business strategy focus on our P2O business, we anticipate that revenues and profits generated from our Data Business operations will represent a decreasing share, if any, of our total revenues and profits in future reporting periods.  Due to these factors, we recorded an impairment of $36,500 in 2012 related to the assets of the Data Business.

Pak-It

From September 2009 until February 2012, through Pak-It, we were engaged in the manufacture of cleaning chemicals.  As previously reported, we sold substantially all of the assets of this business in February 2012 because management felt that Pak-It’s business was no longer aligned with our strategic focus on our P2O business.  For all years reported, the results of operations of Pak-It have been recorded as discontinued operation, as recorded in Footnote 19 of the Consolidated Financial Statements.

Javaco

From August 2009 until July 2012, through Javaco, we were a retailer and wholesale distributor of equipment, hardware and tools for the safety, maintenance and construction industries.  As previously reported, in July 2012, we closed Javaco and liquidated substantially all of the fixed assets and inventory because management felt that Javaco’s business was no longer aligned with our strategic focus on our P2O business. For all years reported, the results of operations of Javaco have been recorded as discontinued operations, as recorded in Footnote 19 of the Consolidated Financial Statements.

Intellectual Property

To ensure the protection of our proprietary technology, we have applied for patent protection for both the P2O process and P2O processor.  As of June 3, 2014, no patents have been issued.   Management anticipates filing additional patent applications for various aspects of our P2O process in the near future.  A lack of patent protection could have a material adverse effect on our ability to gain a competitive advantage for our process and processors, since it is possible that our competitors may be able to duplicate the P2O process for their own purposes.  We also rely on our trade secrets to provide protection from portions of our process and proprietary catalyst.  See “Risk Factors—Risks Related to Our Business”.

We also hold a U.S. patent relating to our Data Business for the recovery of tape information.

Research and Development

Given our strategic focus on developing our P2O business, we anticipate that our research and development activities related to our P2O processors and the construction, operation and systems management of those processors. Specifically, we will seek to increase the operational capabilities and performance of our P2O processors as opportunities arise. Research and development expenditures were $465,671, and $445,947 in 2013 and 2012, respectively.

Employees

As of June 3, 2014, we employed 11 persons on a full-time basis, of which 2 were executive management, 3 were in finance and administration, 1 were in procurement, sales and marketing, 4 were in operations and 1 were in technology/ research and development
None of our employees are subject to a collective bargaining agreement and we believe that our labor relations are good.

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

We have incurred net losses since our inception, including losses of $13,234,265, and $13,322,205 in 2013 and 2012, respectively. We expect to incur losses and potentially have negative cash flow from operating activities for the near future. We have divested of our significant non-core businesses, which historically had generated revenues for the Company and have transitioned our focus solely on the development of our P2O business. To date, our revenues from our P2O business have been limited and we expect to invest significant additional capital in the further development and expansion of our P2O business and for marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. As a result, even if our revenues increase substantially, we expect that our expenses could exceed revenues for the foreseeable future. It is not certain when we will achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We may experience significant fluctuations in our revenues, significantly driven in part by the market price of fuel and we may incur losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of investors and securities analysts, which may result in a decrease in the market value of our securities.

We have a limited operating history and are focused on our P2O business, which may make it difficult to evaluate our current business and predict our future performance.

After divesting certain non-core business lines, we are solely focused on our P2O business and our limited operating history may make it difficult to evaluate our current business and predict future performance as we continue to expand and grow, as well as modify the current processors to become more efficient. Additionally, with the shutdown of the Regional Recycling of Niagara in 2013 and the divestitures of Pak-It and Javaco in 2012, our historical results are not indicative of future revenues.  Any assessment of our current business and predictions about our future success or viability may not be as accurate as otherwise possible if we had a longer operating history. We have encountered, and may continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business could be harmed.

Our process and processors may fail to produce fuel at the volumes we expect.

Even with a reliable supply of sufficient volumes of waste plastic, our processors may fail to perform due to mechanical failure or unscheduled maintenance resulting in potentially significant downtime.  Our processors do not have a long operating history, and accordingly the equipment and systems in any given processor may not operate as planned or for as long as expected based on preliminary testing and trials.

We may be required to replace parts more often than expected due to excessive wear and tear or malfunction due to their use during the evolution of our process.  Replacement of parts or components of the processor could result in additional unplanned downtime, resulting in lower fuel volume productions.

Different feedstock may result in different fuel yields including potentially higher production of off-gas or petcoke residue, which would proportionately reduce the amount of salable fuels produced.  The presence of contaminants in our feedstock could reduce the purity of the fuel that we produce and require further investment in more costly separation processes or equipment. Additionally, contaminants that are present in the feedstock could result in damage to the processor which would cause unplanned downtime and lower than expected fuel volumes.

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

Our future capital requirements will be substantial, particularly as we continue to develop our P2O business.   We believe that our current cash and cash equivalents will not allow us to expand commercial operations at the Niagara Falls, NY Facility.  Because the costs of developing the P2O business on a commercial scale are highly contingent on our approach to commercialization, and are subject to many variables, including site-specific development costs and the number of processors to be placed at a given location, we cannot reliably reasonably estimate the amount of capital required to expand the P2O business beyond the Niagara Falls, NY facility.  If we are successful in achieving our plans to enter into other P2O industrial partnerships, we may require significant additional funding to execute such partnerships and may not be able to rely on funding through our own earnings. Funding would be required for constructing P2O processors, site specific build-outs and developing other aspects of our business with our industrial partners.

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

Our future capital requirements will depend on many factors, including:

●	the financial success of our P2O business and processors;

●	the timing of, and costs involved in, entering into agreements with suitable industrial partners, and the timing and terms of those agreements;

●	the cost of constructing P2O processors and the amount of other capital expenditures related to site development;

●	our ability to negotiate distribution or further sale agreements for the fuel we produce, and the timing and terms of those agreements;

●	the timing of, and costs involved in obtaining, the necessary government or regulatory approvals and permits

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

Our future success is dependent on being able to attract and retain qualified management and personnel.

We will require additional expertise in specific areas applicable to our P2O business and will require the addition of new personnel, and the development of additional expertise by existing personnel. The inability to attract talented personnel with appropriate skills or to develop the necessary expertise could impair our ability to develop and grow our business.

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

Competitors and potential competitors who have greater resources and experience than we do may develop processors and technologies that make ours obsolete or may use their greater resources to gain market share at our expense.

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

Our P2O business faces competition in acquiring feedstock, mainly because there are other technologies and processes that are being developed and/or commercialized to offer recycling solutions for plastic. Additionally, there is significant competition from businesses in the energy sector that sell fuel, including both traditional producers and alternative fuel producers.  Companies in the fuel sales industry may be able to exert economies of scale in the fuels market to limit the success of our fuel sales business.  We believe that our business is more appealing in both the recycling sector and the fuel sector due to its green aspect.  Technological developments by any form of competition could result in our processors and technologies becoming obsolete.

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

A significant portion of our anticipated revenue for fiscal 2014 will be derived from the sale of fuel that we produce at our Niagara Falls, NY Facility, as well as from Processor sales. We will incur additional expenses to increase production at that facility and any failure to produce fuel at anticipated volumes and costs would adversely affect our revenues, free cash flow and potential ability to build other planned production facilities.  Such failure would adversely affect our business, financial condition and results of operations.

Unforeseen manufacturing issues or processor downtime could have significant adverse impact on our business.

Our business and strategic growth plans rely on assumptions of processor uptime reaching certain levels in which ample fuel can be produced to meet the needs of our customers and provide us with adequate operating cash flow to cover our cost of operating.  Unforeseen manufacturing issues with the processors or unscheduled downtime due to mechanical failure, low quality feedstock, severe weather conditions or unexpected issues with the processors could have a material adverse impact on our fuel production and operating results. In addition, manufacturing and/ or fabrication delays with respect to additional processors could cause our revenues and fuel production to be lower than anticipated.

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

Our operations are subject to various regulations, and failure to obtain necessary renewed permits, licenses or other approvals, or failure to comply with such regulations, could harm our business, results of operations and financial condition.

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

Even if we produce P2O fuel at our targeted volumes and yields, we may be unable to produce fuel that meets future governmental regulations.  If we fail to meet these specific regulations customers may not purchase our fuel or, to the extent we have an agreement in place for the supply of fuel, the customer may seek an alternate supply of fuel or terminate the agreement completely. A failure to successfully meet these specifications could decrease demand for our fuel, leading to reduced sales and operating results.

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

From time to time, we may in the ordinary course of business be named as a defendant in lawsuits, claims and other legal proceedings. Plaintiffs in these actions may seek, among other things, compensation for alleged personal injury, worker’s compensation, and damages for employment discrimination or breach of contract, property damages and injunctive or declaratory relief. In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued liability, or at material amounts, the outcome could materially and adversely affect our reputation, business and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.

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

Our independent registered public accounting firm, in its audit opinion issued in connection with our consolidated balance sheets as of December 31, 2013 and 2012 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012, has expressed substantial doubt about our ability to continue as a going concern given our net losses, accumulated deficit and negative cash flows. The accompanying consolidated financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and accordingly do not contain any adjustments which may result due to the outcome of this uncertainty.

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

Sales of substantial amounts of our common stock by stockholders in the public market, or even the potential for such sales, may adversely affect the market price of our common stock and could impair our ability to raise capital through selling equity securities. As of the date of this filing, approximately 67.0 million of the 94.7 million shares of common stock currently outstanding were freely transferable without restriction or further registration under the securities laws, unless held by "affiliates" of our company, as that term is defined under the securities laws. We also have outstanding, approximately 15.4 million shares of restricted stock, as that term is defined in Rule 144 under the securities laws that are eligible for sale in the public market, subject to compliance with the requirements of Rule 144.  Additionally, upon conversion of the Series B Preferred Stock, an additional 16.1 million shares will become outstanding and freely transferable.

Holders of our outstanding shares of Series B Convertible Preferred Stock have a liquidation preference senior to that of the holders of our common stock.

Our board of directors authorized and filed the Certificate of Designation of Series B Convertible Preferred Stock, as amended (the “Series B Designation”), pursuant to which we issued 2,300,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) in a private placement.  Pursuant to the Series B Designation, in the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock shall be entitled to receive out of assets of the Company available for distribution to stockholders of the Company, prior and in preference to any distribution to the holders of any other capital stock of the Company, an amount per share of Series B Preferred Stock equal to $3.50 per share, the original purchase price of such shares of Series B Preferred Stock.  Therefore, upon a liquidation, dissolution or winding up of the Company, if there are insufficient assets available for distribution to first satisfy the liquidation preference on the Series B Preferred Stock, the holders of common stock will not be entitled to any of such proceeds. As of June 3, 2014 there were 2,204,100 shares of Series B Convertible Preferred Stock outstanding.

Techniques employed by manipulative short sellers may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.  As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks.      These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

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

1.          Corporate Office and Niagara Falls, NY facility

Our Niagara Falls, NY facility currently has two operating buildings, a 10,000 square foot building that currently houses two commercial-scale P2O processors and a 7,200 square foot building that houses one commercial-scale processor of our P2O business and other fabrication equipment and parts relevant to the process.   This facility serves as the center of our research and development operations and our corporate and administrative offices and is situated on eight acres of land which we own and have no mortgage debt outstanding. We believe that this site is adequate to accommodate further expansion of our operations in the foreseeable future.

2.          Recycling Facility

We lease approximately 18,000 square feet of commercial space on nine acres in Thorold, Ontario, in which we operated our discontinued waste plastics and cardboard recycling facility.  This location is located approximately 15 miles from the Niagara Falls, NY facility.  The lease expires on December 31, 2030. In the fourth quarter of 2013, the Company determined that it would no longer operate the facility and shut down all operations. The assets and operations related to the recycling facility have been reclassified as discontinued operations for all periods presented. (Note 19)

3.          Fuel Blending Facility

We own approximately six acres of land in Thorold, Ontario, where we operate our fuel blending facility with a 250,000 gallon capacity.  When active, the fuel-blending facility gives us the capability to store, blend, analyze and self-certify the fuels produced from the P2O process. The facility is not currently in use. We own the property and have no mortgage debt outstanding in relation to this facility.

4.         Thorold, Ontario Office Building

We own approximately 21,000 square feet in Thorold, Ontario, consisting of 5,000 square feet of office space and 16,000 square feet of warehousing and storage space which serves as storage for the Company as well as offsite IT operations.  This property is encumbered by a mortgage securing approximately $280,000 of debt.

ITEM 3.	LEGAL PROCEEDINGS

Contingencies 1, SEC civil action; SEC civil action, Shareholders derivative lawsuit

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  The debt in the amount of $346,386 was written off.  Prior to December 31, 2011, the former employee settled the dispute with the Company and agreed to repay $250,813 to the Company.  The employee owns shares of the Company and will sell and use the proceeds to make the repayments.  The Company recognizes these receipts as recoveries when realized.  As of December 31, 2013, the Company has received $118,250 of repayments. This is a cumulative amount from 2012 and 2013.  These recoveries of bad debt are included in selling, general and administrative expenses.

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

On August 8, 2013, JBI, Inc., (the “Company”) entered a stipulation agreement (the “Stipulation Agreement”) in potential settlement of the previously reported class action lawsuit filed by certain stockholders of the Company against the Company and Messrs. Bordynuik and Baldwin (both former officers of the Company) on behalf of a settlement class consisting of purchasers of the Company’s common stock during the period from August 28, 2009 through January 4, 2012 (the “Proposed Class Period”).  Under the Stipulation Agreement, the Company would agree to issue shares of its common stock that will comprise a settlement fund.  The number of shares to be issued will be dependent on the price per share of the Company’s common stock during a period preceding the date of the Court’s entry of final judgment in the case (the “Judgment Date”).  If the price of the Company’s common stock is less than $0.50 per share based upon the average closing price for the 90 trading days preceding the Judgment Date, the Company would issue 3 million shares of its common stock. If the price of the Company’s common stock is between $0.50 and $0.70 per share, based upon the same 90-day average closing price, the Company would issue 2.5 million shares of its common stock.  If the price of the Company’s common stock is more than $0.70 per share based upon the same 90-day average closing price the Company will issue 1.75 million shares of its common stock.  The shares will not be distributed to class members in kind.  At any time after final approval by the Court, class counsel would have the option to sell all or any portion of such shares for the benefit of class members, subject to certain volume limitations.  Plaintiff’s counsel’s attorneys’ fees, subject to Court approval, would be paid out of the settlement fund.  The Company would also pay settlement-related costs up to a maximum of $200,000.  The plaintiffs and each of the class members who purchased the Company’s common stock during the Proposed Class Period and alleged they were damaged would be deemed to have fully released all claims against the Company and other defendants upon entry of judgment.  On September 10, 2013, that agreement was submitted to the Court, and class counsel moved for entry of an order granting preliminary approval of the settlement, including the mailing of a settlement notice that will include, among other things, the general terms of the settlement, proposed plan of allocation, and terms of plaintiff’s counsel’s fee application.  On April 1, 2014, the Court issued an Order denying that motion.   The Company is currently reviewing what steps should be taken in light of this Court Order. The Company cannot predict the outcome of the class action litigation at this time.

On April 25, 2013, plaintiffs ASPTO LLC, Plastic2Oil of Clearwater 1 LLC, and ES Resources LLC filed suit against the Company in the Circuit Court of Pinellas County, Florida, alleging breaches of certain contracts and seeking unspecified damages.  The Company thereafter removed the case to the United States District Court for the Middle District of Florida, and filed a motion to dismiss certain counts of the Complaint.  On November 12, 2013, the Court issued an Order transferring the case to the United States District Court for the District of Massachusetts.   The Company cannot predict the outcome of this matter at this time.

On August 9, 2013, a purported shareholder derivative suit was filed in the United States District Court for the District of Massachusetts against John Bordynuik, former Chief Executive Officer of the Company and a former member of the Company’s Board of Directors, and Ronald C. Baldwin, former Chief Financial Officer of the Company.  The Complaint was filed by Erwin Grampp, allegedly acting on behalf of the Company, and it names the Company as a nominal defendant.  This is the second purported shareholder derivative suit that Mr. Grampp has filed in which the Company has been named as a nominal defendant.  As previously reported, the first such suit by Mr. Grampp was dismissed by the court.  This recent Complaint (“Grampp II”) alleges, inter alia, that defendants Bordynuik and Baldwin breached fiduciary duties owed to the Company by causing the Company to erroneously book certain media credits in 2009.  Grampp II alleges that this conduct resulted in two lawsuits against the Company, one an action brought by the Securities and Exchange Commission (“SEC Action”) and the other a purported class action by Ellisa Pancoe and Howard Howell (“Class Action”).  Grampp II alleges that the Company has settled the SEC Action, and that the Company is in the process of settling the Class Action, but that the Company has been damaged as a result of these two lawsuits.  Grampp II seeks to recover damages on behalf of the Company from defendants Bordynuik and Baldwin in an unspecified amount.  It also seeks unspecified equitable relief, and costs and attorneys’ fees incurred in the action.  On October 11, 2013, defendants Bordynuik and Baldwin filed a motion to dismiss this action.  That motion is pending and the Court has not ruled upon it.  Pursuant to the Company’s By-Laws, the Company has an obligation to indemnify defendants Bordynuik and Baldwin to the fullest extent permitted by Nevada law.

On August 20, 2013, plaintiff Stephen Seneca filed suit against the Company and John Bordynuik, former Chief Executive Officer of the Company and a former member of its Board of Directors, alleging claims against the Company for fraud, negligence, civil conspiracy, and breach of contract, as well as a breach of Section 678.4011, Florida Statutes.  The claims allege wrongdoing by the Company in connection with a Unit Purchase and Exchange Agreement dated September 30, 2009, and certain shares of the Company’s stock issued pursuant thereto.  On September 17, 2013, plaintiff caused a Summons to be issued on the Complaint, and on September 26, 2013, plaintiff caused the Complaint to be served on the Company.  Plaintiff seeks damages “in excess of one million dollars.”  On October 31, 2013, the Company and Mr. Bordynuik filed a motion to dismiss this Complaint.    On May 14, 2014, the Court issued an Order granting the motion in part.  The Court dismissed one of the claims made against the Company, and struck another from the Complaint. The primary claim as described above is still active. The Company cannot predict the outcome of this matter at this time.

At December 31, 2013, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

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

Quarter	High	Low
2012:
First Quarter	$2.33	$0.86
Second Quarter	1.40	0.91
Third Quarter	1.41	0.78
Fourth Quarter	0.97	0.64

2013:
First Quarter	$1.49	$0.61
Second Quarter	0.75	0.29
Third Quarter	0.50	0.32
Fourth Quarter	0.38	0.09

Holders

The last sales price of our common stock as reported by the OTC Market on June 2, 2014 was $0.15 per share.

On June 3, 2014, there were 475 holders of record.

As of June 3, 2014, we had issued and outstanding (i) 96,292,243 shares of common stock, $0.001 par value per share and (ii) 1,967,207 shares of Series B Convertible Preferred Stock, $0.001 par value per share, which shares are convertible into common stock at a conversion ratio of seven shares of common stock for each share of Series B Convertible.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2013 with respect to equity compensation plans under which the Company’s common Stock may be issued.

Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders

JBI, Inc. 2012 Long-Term Incentive Plan	6,806,000	1.21	3,194,000
Equity Compensation Plans not Approved by Stockholders	N/A	N/A	N/A

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (the “ MD&A ”) of the results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, together with the accompanying notes, as well as other financial information included elsewhere in this Report. This discussion contains forward-looking statements that involve certain risks and uncertainties, and that reflect estimates and assumptions. See the section titled, “Cautionary Statement Regarding Forward-Looking Statements ” for more information on forward-looking statements.  Our actual results may differ materially from those indicated in forward-looking statements. Factors that could cause our actual results to differ materially from our forward-looking statements are described in "Risk Factors" Part I Item 1A, and elsewhere in this Report.

Business Overview

For financial reporting purposes, we operate in two business segments, (i) our P2O® solution business, which manufactures and sells the fuel produced through our two operating P2O processors and (ii) data storage and recovery (the “Data Business”).  Previously, we operated a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc.  As of December 31, 2013, we had exited all of these businesses and their results in all periods presented are classified as discontinued operations (Note 19).

Our P2O business has begun the transition from research and development to a commercial production business. We anticipate that this segment will account for substantially all of our revenues in 2014 and beyond.  Historically, however, our revenues have been derived primarily from our other segments and products, including those noted above as discontinued operations.

Plastic2Oil Business

Our P2O processors have evolved to be modular solutions with the completion of processor #3 in 2013. We use third party contract manufacturers for the manufacture of many of the key modular components of our processors, including the kilns and distillation towers as well as certain other key components that require specialized machining and fabrication.

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions.  We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility.  Currently, as of the filing of this report, we have three operational processors and two additional processors in the process of assembly.  Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6.  Our P2O process also produces two by-products, an off-gas similar to natural gas and a petcoke carbon residue.  We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors.

As we move from research and development to commercial production, we plan to grow from both expansion of current production capabilities and through expansion of new locations and processors.

2013 Update

During 2013, we processed approximately 2 million pounds (954 tons) of waste plastic into fuel, as compared to approximately 1.7 million pounds (845 tons) of waste plastic. This represented an increase of 12% of plastic processed year over year.  In 2013, we produced approximately 345,000 gallons of fuel, as compared to approximately 317,000 gallons of fuel in 2012, an increase of 9% year over year.

During 2013 prior to shutting down production in December, we were able to bring our third processor online in July. This processor, which was designed based on the significant testing and data obtained from operating Processors #1 and #2 showed significant improvements in the processing abilities over its predecessor.   During the second half of the year, Processor #3 was in operation, however, we experienced more than anticipated downtime.  The downtime was driven by some of the following items:

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

We are continuously striving to maximize the uptime of the processor and minimize the downtime by any of the aforementioned causes.  Our management team in continuously evaluating the operating time of each processor and all decisions we make with regard to the timing of and operation of the processor are directed at the long term view of operating the processor in a safe and efficient manner while maximizing our revenues.

We had to shut down its production in the fourth quarter of2013. Management estimates bringing the facility back into full production will require the expenditure of between $175,000 and $200,000. The plant is presently testing and evaluating the feedstock from potential purchasers of processors. At June 3, 2014, we lacked the working capital or access to bank credit to restore full production. The 2013 shut downs was driven by the following items.

●
Unseasonably cold temperatures in the winter of 2013/2014. The temperature in winter 2013 was far below what we had ever operated through, with some periods sustaining below zero Fahrenheit temperatures. This low temperature caused many local issues with off-the-shelf diesel freezing and gelling. Our Fuel Oil #6 meets ASTM D396 fuel standards which include a pour point (or freezing point) of -6 C pour point (21° F). The temperature often dropped below 5°F and at some periods below 0°F. These unseasonably cold temperatures and high winds froze our fuel and in some places our new water lines. We experimented with pour point depressants used in diesel for artic temperatures. After testing and verifying compatibility and functionality, we secured a good pour point depressant that will allow our fuel to flow at temperatures down to -30°C or -22°F. Subsequently to the weather damage and condenser failure (see below), we idled our processors in late December 2013. We also temporarily reduced our operation and fabrication work force in January 2014. We repaired temperature damage from the 2013/2014 winter in the spring of 2014. We replaced the new condensers on Processor #3 with condensers that have historically never failed in the process.   We are adding equipment to our facility support systems to inject additives for lubricity and pour point to meet off road diesel use. The additives we tested performed well in off-road diesel equipment and the pour depressant is tested to work in extremely cold temperatures.

●
The failure of new condensers installed throughout the plant of 2013/2014. We use a device called a condenser to cool hot liquids or heat cold liquids. Numerous condensers are located throughout a processor and plant. Our legacy condensers were performing well over the past few years however there were different sizes and manufacturers used. This posed lead time problems and higher costs when sourcing parts for future sales. In the spring of 2013, we standardized, acquired and installed new condensers for cooling to standardize all condensers across the factory. We also designed, procured, and installed central plant support systems for our processors including: centralized water chilling and storage, centralized gas compression for collect, compress and distribute off-gas generated by processors, centralized hot oil system for cooling high temperature fluids, and developed a site control system to monitor all of the auxiliary plant support systems.  In late December 2013, the new condensers installed across the plant and in the processors began to fail. Over a six week period, all the new condensers failed in operation. Upon reviewing the failure in the condenser, we found the stitch welding used to manufacture them was defective. Management believes we have developed a comprehensive front-line QC procedure to ensure plastic is not littered tools, steel or bad fillers. All new vendor equipment must be tested on our R&D system, Processor#1, before deploying on other processors. This will mitigate the risk of poor quality components from being sources or installed without significant testing.

●
Bad heat transfer fluid (HTF). In 2013, the Company was permitted to run used heat transfer liquid HTF, such as used oils, in the process. This involved a significant learning curve to develop testing protocols to determine if the liquid being received is in fact used heat transfer liquid. The permit and procedures describe numerous tests that must be conducted to ensure the HTF does not contain hazardous chemicals. Some unscrupulous suppliers will attempt and sell or deliver emulsions or other liquid products that look like HTF but are in fact not. After 2 months of operating HTF from a variety of sources, management was able to develop testing methods to determine if the HTF was in fact 100% HTF.

●	Other causes of significant downtime issues in 2013.

o	Bad material in waste Plastic. The Company has developed a comprehensive front-line QC procedure to ensure plastic is not littered tools, steel or bad fillers.

o	Water & snow in waste plastic. The Company has developed a comprehensive front-line testing procedure to stop large amounts of water from being fed into the process.

o
Emergency Shutdowns. Several emergency plant shutdowns for plant evacuations due to other local adjacent factories having serious fires or emergency releases. The Company installed a plant evacuation system and developed a better protocol to halt the processor when having to evacuate the site due to external factors.

o	Installation of new facility subsystems for Processors #1,#2 & #3 to eliminate downtime from old systems.

o	Installation of Processor #3 which is now operational.

o	Routine maintenance & shutdown.

Feedstock Procurement

Historically, we operated under the premise that we would be able to obtain significant quantities of waste plastic at little or no cost to us, as we offered companies a more cost-effective disposal method for this waste stream.  During the year, as we processed increasing amounts of waste plastic, we made the determination that in order to obtain the most optimal feedstock on a consistent basis, we would be required to purchase this feedstock.  We continue to receive free plastic from time to time, however, we have concluded that these sources are not able to provide us with the amount of feedstock required to consistently feed the processors at the optimum feedrates.

Data Recovery & Migration Business

The Data Recovery & Migration Business is not as capital intensive as our P2O business, but is time consuming with regard to the allocation of the time of John Bordynuik, our founder and current Chief of Technology. His time is needed to interpret and read tape data and make necessary adjustments to the programming of the tape-reading equipment in order to accurately read the data. Revenues for this segment will vary based on our ability to read the tape data timely and the availability of Mr. Bordynuik to dedicate portions of his time to reading and interpreting the data from our customers’ media in the event that certain updates or changes to the programming are needed.  During 2013, we were able to complete certain orders for tape reading and recognize revenue related to this service.  Due to the aforementioned time constraints of the Data Business, we are unable to routinely complete orders for tape reading services and recognize revenue for the work and revenue from this business will be limited and not predictable.

Listing on the OTCQB

As at June 3, 2014, we had 96,292,243 shares of Common Stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “JBII.”  On June 2,, 2014, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.15.

Sources of Revenues and Expenses

Revenues

We currently derive revenues from two defined business segments: (1) P2O, through the sale of Fuel Oil No 2, Naphtha and Fuel Oil # 6 as well as from the sale of processed waste paper fiber; and (2) Data Business, through the reading and interpretation of magnetic tape data.  We derived revenue from the sale of processed waste paper fiber during the year; however, the results of operations of the recycle center have been classified as discontinued in the statement of operations.  We did not derive any revenue from the operations of Javaco and Pak-It during the year; however, the results of operations Javaco and Pak-It for all prior years presented have been classified as discontinued in the statement of operations.

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

The costs of sales for the Recycling Center, Javaco and Pak-It have been classified as discontinued operations in the statement of operations.

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

●	insurance costs consisting of pollution, workers compensation, general liability, and directors and officers insurance policies;

●	compliance related costs including environmental consulting fees, stack test and other related testing costs and permitting costs;

●	depreciation expense related to our property plant and equipment; and

●	Impairment expense related to our property, plant and equipment.

Other Income (Expense)

In 2013, other income (expense) of ($119,580) consisted mainly of the amortization of debt discount, loss on disposal of assets and offset by miscellaneous receipts of payments from scrap metal. In 2012, other income (expense) of $303,170 consisted mainly of the mark-to-market adjustment recorded related to the price protection clause included in our January 2012 private placement of shares of our common stock.

Results of Operations – Year ended December 31, 2013 compared to Year ended December 31, 2012

Revenue

Revenue is primarily derived from our P2O business through the sale of our fuels and processed waste paper fiber.  Additionally, we supplement this revenue with revenue from our Data Business through reading and interpreting magnetic tape media.  The following table shows a breakdown of our revenues from these sources.

Revenue	Year ended December 31, 2013	Year ended December 31, 2012	% Change
P2O Revenue
Fuels	$599,413	$609,553	(1.7)

Total P2O Revenue	599,413	609,553	(1.7)

Data Business	93,712	70,381	33.1
TOTAL REVENUE	$693,125	$679,934	1.9

Our fuel revenue comprised approximately 86% and 90% of our total revenue for the years ended December 31, 2013 and December 31, 2012, respectively.  Fuel revenues are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold.  Our fuels are sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers.  Generally, we are able to obtain a higher price per gallon for our Fuel Oil No. 2 as compared to Fuel Oil No. 6, and a significantly lower pricing for our Naphtha.  The decrease in fuel revenue in 2013 as compared to 2012 was mainly due to unexpected processor downtime caused by the testing and initial operations of Processor #3 in 2013, which took away from Processor #2, but also caused lower production due to testing different types of combinations of HTF and Plastic into Processors #3 and #2. In 2012, Processor #2 ran for half of the year, and accomplished the conversion of HTF into finished goods with relatively short testing times. This led to a higher amount of production primarily driven by the increased fuel production in the third quarter of 2013 from both Processors #2 and #3 being online. Also, in the fourth quarter of 2013, there were several operational issues that led to the machines being shutdown to clean the pipes and facility systems for prolonged periods of time. We shut down its production in late in the fourth quarter of 2013 due to severe cold weather causing damage that require substantial working capital for general repairs and replacement of damaged condensers. These processors are currently idle and management estimates the processors will remain idle until the third quarter of 2014.

The following tables provide a comparison of production and sales of our three specific fuels for the years ended December 31, 2013 and 2012.

	Gallons Produced (Year ended December 31,)			Gallons Sold (Year ended December 31,)
Fuel Type	2013	2012	% Change	2013	2012	% Change
Fuel Oil No. 6	45,122	121,847	(63.0)	45,190	126,636	(64.3)
Fuel Oil No. 2	199,523	105,859	88.5	168,480	108,098	55.9
Naphtha	93,168	89,518	4.1	88,338	89,518	(1.3)
TOTAL	337,813	317,224	6.5	302,008	324,252	(6.9)

Revenues from the Data Business were driven by the completion of open and outstanding purchase orders

Cost of Goods Sold & Total Gross Profit

Our costs of goods sold consist of feedstock procurement and pre-processing costs, overhead incurred at our Niagara Falls, NY facility as well as the freight associated with the shipments of our plastics and fuels.    Our feedstock procurement strategy is geared towards obtaining significant amounts of high quality feedstock at the lowest pricing available.  The following tables are a breakdown of the costs of goods sold and Total Gross Profit:

Cost of Goods Sold	Year ended December 31, 2013	Year ended December 31, 2012	% Change
P2O COGS
Fuels	$690,488	707,293	(2.4)

Total P2O COGS	690,488	$707,293	(2.4)

Data Business	61,072	52,097	17.2
TOTAL COGS	$751,560	$759,390	(1.0)

Total Gross Profit

Gross Profit	Year ended December 31, 2013	Gross Profit % - Year ended December 31, 2013	Year ended December 31, 2012	Gross Profit % - Year ended December 31, 2012
P2O
Fuels	$(91,075)	(15.2)	$(97,740)	(16.0)

Total P2O Gross Loss	(91,075)	(15.2)	(97,740)	(16.0)

Data Business Gross Profit	32,640	34.8	18,284	26.0
TOTAL GROSS LOSS	(58,435)	(8.4)	(79,456)	(11.7)

P2O Cost of goods sold decreased 2.4% in 2013 as compared to 2012 mainly due to the decrease in volumes of fuel sold, unabsorbed overhead expenses due to downtime, and lower cost of transportation of material feedstock. The cost of goods sold related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data.

For the years ended December 31, 2013 and 2012, we recorded a total gross loss of $58,435 and $79,456, respectively.

The gross loss related to our fuel sales for year ended December 31, 2013 was negatively impacted by our decision to secure higher grade feedstock in addition to increased costs to transport the feedstock to our Niagara Falls facility, as compared to the same period of 2012. Upon the closure of RRON, we identified a number of significant sources of optimal feedstock which can be delivered directly to our Niagara Falls plant, without the need for pre-processing. The Company is receiving this product at a lower price than the cost of the plastic that needed significant pre-processing. Once our processors resume operations and we continue to receive this product and turn our inventory, we expect these costs to decrease in the future periods. The gross profit for the years ended December 31, 2013 and 2012 were $32,640 and $18,284, respectively, for the Data Business. This was mainly due to the limited capital needed to read the magnetic tapes and minimal staffing that we maintain to perform these functions.

Operating Expenses

We incurred operating expenses of $11,034,787 during the year ended December 31, 2013, compared to $12,917,485 for the year ended December 31, 2012. This decrease is mainly driven by a decrease in operating spending, and second half reduced headcount including reduction in leadership coupled with a decrease in stock compensation expense and offset by an impairment charge for Processor #1. A breakdown of the components of operating expenses for the fiscal years ended December 31, 2013 and December 31, 2012, are as follows:

Operating Expenses	Fiscal Year Ended December 31, 2013 ($)	Fiscal Year Ended December 31, 2012 ($)
Selling, General and Administrative expenses	8,415,210	11,646,690
Depreciation & Accretion	1,031,077	633,382
Research & Development	465,671	445,947
Impairment Loss	1,122,829	191,466
Total Operating Expenses	11,034,787	12,917,485

Non-Operating Expenses

Interest Expenses

For the year ended December 31, 2013, we incurred net interest expense of $119,580 as compared to $2,331 for the year ended December 31, 2012.

Gain on Fair Value Measurement of Equity Derivative Liability

For the year ended December 31, 2012, we recorded a gain of $305,798 on the fair value measurement of the price protection clause contained in the private placement of our common stock that occurred in January 2012.   This gain was based on the difference between the closing price of our common stock on the valuation date (January 6, 2012) when we closed the private placement and the closing price of our common stock when the price protection clause was triggered (June 7, 2012) and subsequently paid to the requisite investors. There was no such clause in any private placement and, thus, no similar amount was recorded in the year ended December 31, 2013.

Income Tax Expenses

For the years ended December 31, 2013, and 2012, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the years ended December 31, 2013 and 2012, we incurred $Nil current income tax and future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $13,234,265 in the year ended December 31, 2013 as compared to a net loss of $13,322,205 in the year ended December 31, 2012.  These losses consisted of losses from continuing operations of $11,206,806 and $12,693,771 for the years ended December 31, 2013 and 2012, respectively, and losses from discontinued operations of $2,027,459 and $628,435 for the years ended December 31, 2013 and 2012, respectively.   The decrease in net loss for the year ended December 31, 2013, was driven mainly by the losses on discontinued operations from Niagara recycling center, Pak-It and Javaco in 2011, coupled with the reductions in operating expenses we realized in the current year, as discussed previously.

Liquidity and Capital Resources

At December 31, 2013, we had a cash balance approximately $204,000.  Our principal sources of liquidity in 2013 were the proceeds of the sale of secured promissory notes to our Chairman and CEO, the proceeds from the sale of shares of our common stock in private placements and cash generated from our P2O operations. As discussed earlier in this MD&A, our processors are currently idle and, thus, we are not producing fuel or generating fuel sales.  Our current cash levels are not sufficient to enable us to make the required repairs to our processors or to execute our business strategy as described in this Report. As a result, we intend to seek additional capital through the sale of our equity and debt securities and other financing methods to enable us to make the repairs.  Management currently anticipates that the processors will remain idle until at least the third quarter of 2014.  Due to the many factors and uncertainties involved in capital markets transactions, there can be no assurance that we will raise sufficient capital to allow us to resume operations in 2014, or at all.  In the interim, we anticipate that our level of operations will continue to be nominal.

Our limited capital resources and recurring losses from operations raise substantial doubt about our ability to continue as a going concern and may adversely affect our ability to raise additional capital. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2013 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The following table provides a comparative summary of our cash flows for the fiscal years ended December 31, 2013 and 2012.

	Fiscal Year Ended December 31, 2013 ($)	Fiscal Year Ended December 31, 2012 ($)
Cash Flow from Operating Activities
Net Loss from Continuing Operations	(11,206,806)	(12,693,771)
Net Loss from Discontinued Operations	(2,027,459)	(628,434)
Net Loss	(13,234,265)	(13,322,205)
Net Cash Used in Operating Activities	(7,607,520)	(10,054,621)
Cash Flows from Investing Activities
Net Cash Used in Investing Activities	(3,227,003)	(4,043,386)
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	7,072,752	15,552,258

Cash and Cash Equivalents at Beginning of Year	3,965,720	2,511,469
Cash and Cash Equivalents at End of Year	203,949	3,965,720

Cash Flow from Operations

Cash used in operations was $7,607,520, and $10,054,621, for the years ended December 31, 2013 and 2012, respectively.  This was mainly due to our increased cash requirements to fund the continued growth of our Plastic2Oil business.

Cash Flow from Investing Activities

Cash used in investing was $3,227,003 and $4,043,386 for the years ended December 31, 2013 and 2012, respectively.  This was mainly attributable to our significant investment in property, plant and equipment in the expansion of our business.

Cash Flow from Financing Activities

Cash flow from financing activities was $7,072,752, and $15,552,258, for the years ended December 31, 2013, and 2012, respectively.  These amounts were mainly driven by the proceeds received from the issuance of common and preferred stock, slightly offset by the repayment of short term notes and loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases, as discussed in Note 10.

Transactions with Related Parties

In August 29, 2013, the Company entered into a Subscription Agreement with Mr. Richard Heddle, the Company’s Chief Executive Officer and a member of the Company’s board of directors a $1 million principal amount 12% Secured Promissory Note, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $1 million. In September 30, 2013, the Company entered into second Purchase Agreement with Mr. Heddle, a second note ( a $2 million principal amount Note), together with a Warrant to purchase up to two million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $2 million. The Notes bear interest of 12% per annum compounded annually and interest are payable upon maturity.  The Notes mature on August 31, 2018 and September 30, 2018, respectively. Repayment of the Notes is secured by a security interest in substantially all of the assets of the Company and its subsidiaries.

In February 2012, a member of the Board of Directors entered into a short-term loan agreement with us in the amount of $75,000 (see Notes 15 to our consolidated financial statements included in this report).  This amount was repaid in cash during the third quarter of 2012.

In May 2012, a member of the Board of Directors entered into a short-term loan agreement with us in the amount of $30,000 (see Notes 15 to our consolidated financial statements included in this report).  This note was repaid in cash during the second quarter of 2012.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract during 2010 with a company owned by the current CEO. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2013 there were no currently installed marine vessel processors as per the terms of the contract.

Critical Accounting Policies

Basis of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, JBI (Canada) Inc., JBI CDE Inc., JBI Re One Inc., and JBI Re #1 Inc., Plastic2Oil of NY #1, Plastic2Oil Marine Inc. and Plastic2Oil Land Inc.  The results of Javaco and Pak-It are consolidated and classified as discontinued operations for all periods presented.  All of our intercompany transactions and balances have been eliminated on consolidation.  Amounts in the consolidated financial statements are expressed in U.S. dollars.

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

Inventories

Inventories, which consist primarily of plastics, costs to process the plastic and processed fuel are stated at the lower of cost or market.  We use an average costing method in determining cost.  Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.  As of December 31, 2013 and 2012, reserve for obsolescence was $326,526 and $56,623, respectively.

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

As of December 31, 2013 and 2012, we had recorded impairment losses on property, plant and equipment of $1,122,829 and $191,466, respectively.  The charges in 2013 relates to the Processor #1which is being set up for non-fuel production as well as on its research & Development testing. The charges in 2012 related to the impairment of the reactor on our first processor and also related to tape reading equipment.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in depreciation and accretion expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  As at December 31, 2013, the Company has concluded that there is an asset retirement obligation associated with its assets and, accordingly, a provision for retirement obligation has been recorded of $30,306 and $29,423 for the years ended December 31, 2013 and 2012, respectively.  This liability is included in other long-term liabilities.

Environmental Contingencies

We record environmental liabilities at their undiscounted amounts on our consolidated balance sheets as other current or long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. These costs may be discounted to reflect the time value of money if the timing of the cash payments is fixed or reliably determinable and extends beyond a current period. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

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

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2013, and 2012, the Company expensed $465,671, and $445,945, respectively, towards research and development costs.  Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2013 and 2012. The Company files tax returns in the U.S. federal and state jurisdictions as well as a foreign country.  The years ending December 31, 2008 through December 31, 2012 are open tax years for IRS review.

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

During the years ended December 31, 2013 and 2012, 81.0%, and 58.0%, respectively, of total net revenues were generated from four and three customers.   As of December 31, 2013, and 2012 three accounted for 77.0%, and 76.0% of accounts receivable.

During the years ended December 31, 2013, and 2012, 26.4%, and 25.5%, of total net purchases were made from four vendors.  As of December 31, 2013 and 2012, four, and three, respectively, accounted for 27.9%, and 36.6% respectively, of accounts payable.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced negative cash flows from operations since inception, have a history of net losses from continuing operations of $11,206,806 and $12,693,771 for the year ended December 31, 2013 and December 31, 2012 respectively, and have an accumulated deficit of $61,118,267 at December 31, 2013. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity financings. See “Risk Factors—Risks Related to Our Business”.

Financial Instruments and Other Instruments

We do not have any outstanding financial instruments and/or other instruments.

Disclosure of Outstanding Securities

As of June 3, 2014, we had 96,292,243 shares of common stock issued and outstanding, and 1,967,207 Series B Preferred Shares issued and outstanding.   The Series B Preferred Stock is convertible at the rate of one (1) share of Series B Preferred Stock to seven (7) shares of common stock at any time between the date of issuance and 18 months from the issuance date.  These shares have participation rights and voting rights equal to the number of shares of common stock into which they convert.  Additionally, these shares have a liquidation preference over all other classes of stock.  During the years ended December 31, 2013 and 2012, we had 1,000,000 shares of Series A Preferred Stock issued and outstanding, all of which were held by the Company’s founder and current Chief of Technology.  These shares had no participation rights; however, they carried super voting rights in which each share of Series A Preferred Stock had one hundred times the voting rights of a share of common stock.  On May 30, 2014, all of the issued and outstanding shares of Series A Preferred Stock were cancelled and, on June 3, 2014, a Certificate of Withdrawal relating to the Series A Preferred Stock was filed with the Secretary of State of Nevada.

In conjunction with the Company’s January 2012 private placement, the Company issued 1,997,500 warrants to purchase shares of the Company’s common stock at the price of $2.00 per share as at December 31, 2013. 143,500 of these warrants are still outstanding and expired on February 26, 2014.

In conjunction with the Company’s 2012 Long Term Incentive Plan, options to purchase 5,240,000 shares of common stock with the exercise price of $1.50, and 2,060,000 shares of common stock with the exercise price of $0.38 have been issued, of which 6,806,000 options are outstanding at December 31, 2013. 2,895,334 shares are vested and 3,190,666 shares vest in annual tranches as follows, during, 2014 (1,305,334), 2015 (1,305,332), 2016 (650,000) and 2017 (650,000).

In conjunction with the Company’s August 29, 2013 private placement, the Company sold a $1,000,000 principal amount of 12% Promissory Note, together with a five-year warrant to purchase up to one million shares of the company’s common stock at an exercisable price of $0.54 per share. The gross proceeds to the Company were $1 million.

In conjunction with the Company’s September 30, 2013 private placement, the Company sold a $2,000,000 principal amount of 12% Promissory Note, together with a five-year warrant to purchase up to two million shares of the company’s common stock at an exercisable price of $0.54 per share. The gross proceeds to the Company were $2 million.

On February 19, 2014 (the Company entered into Subscription Agreements with three investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 2.4 million shares of its common stock and Warrants to purchase up to an additional 2.4 million shares of its common stock. The closings occurred between February 19 and 24, 2014. The purchase price per share was $0.05 and the gross proceeds to the Company were $120,000. The Warrants have a three year term, and an initial exercise price of $0.10 per share of common stock.

On March 26, 2014 the Company entered into Subscription Agreements with eleven investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 3.2 million shares of its common stock and Warrants to purchase up to an additional 3.2 million shares of its common stock. The closings occurred between March 17 and 28, 2014. The purchase price per share was $0.05 and the gross proceeds to the Company were $320,000. The Warrants have a three year term, and an initial exercise price of $0.10 per share of common stock.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease.  The amount of interest bearing short-term debt outstanding as of December 31, 2013 and 2012 was $23,618 and $23,068, respectively.

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

During the years ended December 31, 2013, and 2012, 81.0%, and 58.0%, of total net revenues were generated from four customers.

During the years ended December 31, 2013, and 2012, 26.4%, and 25.5%, of total net purchases were made from four vendors.  As of December 31, 2013, and 2012, four, and three vendors, respectively, accounted for 27.9%, and 36.6% respectively, of accounts payable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of JBI, Inc.

We have audited the accompanying consolidated balance sheet of JBI, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JBI, Inc. as of December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MNP LLP

MNP LLP

Toronto, Canada

June 3, 2014

ACCOUNTING › CONSULTING › TAX 701 EVANS AVENUE, 8TH FLOOR, TORONTO ON, M9C 1A3 P: 416.626.6000 F: 416.626.8650 MNP.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
JBI, Inc.

We have audited the accompanying consolidated balance sheet of JBI, Inc. (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JBI, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year then ended  in conformity with accounting principles generally accepted in the United States of America.

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

MSCM LLP

Toronto, Canada

March 15, 2013

701 Evans Avenue, 8th Floor, Toronto ON M9C 1A3, Canada T (416) 626-6000 F (416) 626-8650 MSCM.CA

JBI, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$203,949	$3,965,720
Cash held in attorney trust (Note 2)	12,637	184,789
Restricted cash (Note 2)	100,122	100,022
Accounts receivable, net of allowance of $91,710 (2012 - $57,991)	80,814	240,139
Inventories (Note 4)	147,120	240,096
Short-term notes receivable (Note 6)	-	487,722
Prepaid expenses and other current assets	76,305	419,849
TOTAL CURRENT ASSETS	620,947	5,638,337
	-
PROPERTY, PLANT AND EQUIPMENT, NET (Note 5)	7,184,008	6,886,059

Deposits (Note 2)	1,484,453	839,005
TOTAL ASSETS	$9,289,408	$13,363,401

CURRENT LIABILITIES
Accounts payable	$1,510,611	$1,608,575
Accrued expenses	851,532	1,081,100
Customer advances	26,120	26,120
Accrued lease obligation – current (Note 10 and 19)	83,466	-
Long-Term Debt, mortgage payable and capital leases – current (Note 9)	23,618	23,068

TOTAL CURRENT LIABILITIES	2,495,347	2,738,863

LONG-TERM LIABILITIES
Asset retirement obligations (Note 2)	30,306	29,423
Accrued lease obligation (Note 10 and 19)	383,388	-
Long-Term Debt, mortgage payable and capital leases (Note 9)	2,532,079	314,716
TOTAL LIABILITIES	5,441,120	3,083,002
Commitments and Contingencies (Note 10)
Subsequent Events (Note 22)
STOCKHOLDERS' EQUITY (Notes 11 and 22)
Preferred stock, Series B, par $0.001; 2,300,000 shares authorized, convertible into 16,100,000 shares of Common Stock, 2,204,100 shares issued and outstanding (2012 – Nil)	7,648,690	-
Preferred stock, Series B, beneficial conversion feature (“BCF”) discount	(1,713,123)	-
Preferred Stock Series B Subscribed	-	1,531,814

Common stock, par $0.001; 150,000,000 authorized, 90,692,243 shares issued and outstanding (2012 – 89,855,816)	90,692	89,857
Common Stock Warrants	1,056,970	2,037,450
Common stock subscribed, nil shares at cost in 2013; (2012 – 85,415)	-	60,818

Preferred stock, Series A, par $0.001; 1,000,000 authorized, 1,000,000 shares issued and outstanding (2012 – 1,000,000)	1,000	1,000
Additional paid in capital	57,882,326	54,443,462
Accumulated deficit	(61,118,267)	(47,884,002)
TOTAL STOCKHOLDERS' EQUITY	3,848,288	10,280,399
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,289,408	$13,363,401

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2013	2012

SALES
P20	$599,413	$609,553
Data Business	93,712	70,381
	693,125	679,934
COST OF SALES
P20	690,488	707,293
Data Business	61,072	52,097
	751,560	759,390

GROSS LOSS	(58,435)	(79,456)

OPERATING EXPENSES
Selling, general and administrative expenses	8,415,210	11,646,690
Depreciation of property, plant and equipment	980,377	633,382
Accretion of long-term liability	50,700	-
Research and development expenses	465,671	445,947
Impairment loss – property, plant and equipment	1,122,829	191,466

TOTAL OPERATING EXPENSE	11,034,787	12,917,485

LOSS FROM CONTINUING OPERATIONS	(11,093,222)	(12,996,941)

OTHER INCOME (EXPENSE)
Interest expense, net	(119,580)	(2,331)
Gain on mark-to-market adjustment of equity derivative liability	-	305,798
Other income, net	23,765	(297)
	(95,815)	303,170
Disposal of assets	(17,769)	-
LOSS BEFORE INCOME TAXES	(11,206,806)	(12,693,771)

INCOME TAXES (Note 8)	-	-

NET LOSS FROM CONTINUING OPERATIONS	(11,206,806)	(12,693,771)
NET LOSS FROM DISCONTINUED OPERATIONS (Note 19)	(2,027,459)	(628,434)

NET LOSS	$(13,234,265)	$(13,322,205)

Basic and diluted net loss per share from continuing operations (Note 20)	$(0.12)	$(0.15)
Basic and diluted net loss per share from discontinued operations (Note 20)	(0.02)	(0.01)
Total basic and diluted net loss per share (Note 20)	$(0.14)	$(0.16)

Weighted average number of common shares outstanding – basic and diluted	90,194,085	82,052,247

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
Years Ended December 31, 2013 and 2012

	Common Stock $0.001 Par Value		Common Stock Subscribed		Common Stock Warrants		Preferred Stock – Series A $0.001 Par Value		Preferred Stock Subscribed		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, DECEMBER 31, 2011	68,615,379	$68,616	811,538	$839,062	-	$-	1,000,000	$1,000	-	-	$35,748,538	$(34,545,604)	$2,111,612

Common stock issued for services in the prior year, ranging from $0.60 to $2.38 per share	731,538	732	(731,538)	(799,062)	-	-	-	-	-	-	798,330	-	-

Common stock issued for purchase of equipment in the prior year	80,000	80	(80,000)	(40,000)	-	-	-	-	-	-	39,920	-	-

Common stock issued in connection with private placement, $1.00 per unit	3,421,000	3,421	-	-	1,710,500	1,744,710	-	-	-	-	458,414	-	2,206,545

Common stock issued as an advisory fee in connection with the private placement	287,000	287	-		287,000	292,740	-	-	-	-	(293,027)		-

Common stock issued for repayment of loan, $1.00 per share	200,000	200	-	-	-	-	-	-	-	-	199,800	-	200,000

Common stock issued for services, ranging from $0.60 to $1.48 per share	1,328,425	1,328	-	-	-	-	-	-	-	-	1,409,599	-	1,410,927

Common stock issued for equipment, $1.48 per share	30,786	31	-	-	-	-	-	-	-	-	35,089	-	35,120

Common stock issued in relation to the private placement in January 2012, relating to the price protection clause (Note 11)	880,250	880	-	-	-	-	-	-	-	-	907,778	-	908,658

Common stock issued as an advisory fee in relation to the private placement in January 2012, relating to the price protection clause (Note 11)	71,750	72	-	-	-	-	-	-	-	-	(72)	-	-

Common stock issued in connection with private placement, $0.80 per share (net of advisory fee of $657 and legal and offering costs of $135,169)	14,153,750	14,154	-	-	-	-	-	-	-	-	11,189,912	-	11,204,066

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
Years Ended December 31, 2013, and 2012

	Common Stock $0.001 Par Value		Common Stock Subscribed		Common Stock Warrants		Preferred Stock – Series A $0.001 Par Value		Preferred Stock Subscribed		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Common stock issued as an advisory fee in connection with the May private placement	657,188	$657	-	$-	-	$-	-	$-	-	$-	$(657)	$-	$-

Common stock returned and retired previously issued as an advisory fee in connection with the May private placement	(601,250)	(601)	-	-	-	-	-	-	-	-	601	-	-

Common stock subscribed for services ranging from $0.70 to $0.73 per share	-	-	85,415	60,818	-	-	-	-	-	-	-	-	60,818

Preferred Stock – Series B subscribed (net of issuance costs of $29,361)	-	-	-	-	-	-	-	-	1,146,444	3,983,192	-	-	3,983,192

Preferred Stock – Series B – Beneficial Conversion Feature	-	-	-	-	-	-	-	-		(2,467,571)	2,467,571	-	-

Preferred stock – Series B – Deemed Dividend	-	-	-	-	-	-	-	-	-	16,193	-	(16,193)	-

Stock compensation expense related to granting of stock options	-	-	-	-	-	-	-	-	-	-	1,481 , 666	-	1,481,666

Net loss	-	-	-	-	-	-	-	-	-	-	-	(13 ,322,205)	(13,322,205)

BALANCE, DECEMBER 31, 2012	89,855,816	$89,857	85,415	$60,818	1,997,500	$2,037,450	1,000,000	$1,000	1,146,444	$1,531,814	$54,443,462	$(47,884,002)	$10,280,399

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
Years Ended December 31, 2013, and 2012

	Common Stock $0.001 Par Value		Common Stock Subscribed		Common Stock Warrants		Preferred Stock – Series A $0.001 Par Value		Preferred Stock – Series B $0.001 Par Value		Preferred Stock Series B – Beneficial Conversion	Preferred Stock Subscribed		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Amount	Shares	Amount	Shares	Amount	Feature	Shares	Amount	Capital	Deficit	Equity
BALANCE – DECEMBER 31, 2012	89,855,816	$89,857	85,415	$60,818	1,997,500	$2,037,450	1,000,000	$1,000	-	$-	$-	1,146,444	$1,531,814	$54,443,462	$(47,884,002)	$10,280,399

Common stock issued for services, subscribed in the prior year, $0.73 per share	34,247	34	(34,247)	(25,000)	-	-	-	-	-	-	-	-	-	24,966	-	-

Preferred Stock –Series B, issued during 2013 (net of issue costs)	-	-	-	-	-	-	-	-	1,146,444	3,983,192	(2,451,378)	(1,146,444)	(1,531,814)	-	-	-

Preferred Stock – Series B – issued during 2013 (net of issue costs)	-	-	-	-	-	-	-	-	1,153,556	3,998,292	(2,817,628)	-	-	2,817,628	-	3,998,292

Common stock issued for services, subscribed in the prior year, $0.70 per share	51,168	51	(51,168)	(35,818)	-	-	-	-	-	-	-	-	-	35,767	-	-

Common stock issued for services, $0.46 per share	11,911	10	-	-	-	-	-	-	-	-	-	-	-	5,470	-	5,480

Preferred Stock - Series B, converted to Common Stock in Q3	520,800	521	-	-	-	-	-	-	(74,400)	(258,184)	-	-	-	257,663	-	-

Common stock issued for services, $0.51 per share	7,801	8	-	-	-	-	-	-	-	-	-	-	-	3,974	-	3,982

Common stock subscribed for services, valued at $0.40 per share	-	-	60,000	24,000	-	-	-	-	-	-	-	-	-	-	-	24,000

Series B preferred stock converted to common stock subscribed.	-	-	150,500	74,610	-	-	-	-	(21,500)	(74,610)	-	-	-	-	-	-

Common Stock Warrants to purchase shares of Common Stock for $0.54 per share	-	-	-	-	3,000,000	910,600	-	-	-	-	-	-	-	-	-	910,600

Reclass of expired warrants during	-	-	-	-	(1,854,000)	(1,891,080)	-	-	-	-	-	-	-	1,891,080	-	-

Preferred stock – Series B – Deemed Dividend	-	-	-	-	-	-	-	-	-	-	3,555,883	-	-	(3,555,883)		-

Stock compensation expense related to granting of stock options.	-	-	-	-	-	-	-	-	-	-	-	-	-	1,859,799	-	1,859,799

Common stock issued for services, $0.40 per share	60,000	60	(60,000)	(24,000)	-	-	-		-	-	-	-	-	23,940	-	-

Common stock issued as an advisory fee in connection with the private placement	150,500	151	(150,500)	(74,610)	-	-	-		-	-	-	-	-	74,460	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,234,265)	(13,234,265)

BALANCES - DECEMBER 31, 2013	90,692,243	$90,692	-	$-	3,143,500	$1,056,970	1,000,000	$1,000	2, 204,100	$7,648,690	$(1,713,123)	-	$-	$57,882,326	$(61,118,267)	$3,848,288

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from Continuing Operations	$(11,206,806)	$(12,693,771)
Net loss from Discontinued Operations	(2,027,459)	(628,434)
NET LOSS	(13,234,265)	(13,322,205)
Items not affecting cash:
Depreciation of property, plant and equipment	979,268	633,382
Accretion of long-term liability	50,700	-
Impairment loss - property, plant and equipment	1,122,829	191,466
Provision for uncollectible accounts	-	(33,089)
Provision for inventory obsolescence	-	56,623
Gain on mark-to-market adjustment of derivative equity liability	-	(305,798)
Other income	(11,269)	(24,279)
Stock issued for services	1,967,869	1,471,745
Non-cash stock-based compensation	-	1,481,666
Recovery of uncollectible account	12,000	-
Accrued interest expense	100,000	-
Non-cash items impacting Discontinued operations	1,664,440	14,464
Working capital changes:
Accounts receivable	147,325	12,946
Cash held in attorney trust	172,152	(184,789)
Inventories	(176,927)	(188,037)
Prepaid expenses	343,544	(95,971)
Assets held for sale	-	604,766
Accounts payable	(584,436)	(798,806)
Accrued expenses	(160,750)	277,827
Other liabilities	-	(99,062)
Changes attributable to discontinued operations	-	(5,590)

NET CASH USED IN OPERATING ACTIVITIES	(7,607,520)	(10,054,621)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(2,581,555)	(3,119,998)
Decrease in deposits for property, plant and equipment	(645,448)	(807,108)
(Increase) in restricted cash	-	(100,022)
Payments on capital lease	-	(16,258)

NET CASH USED IN INVESTING ACTIVITIES	(3,227,003)	(4,043,386)

The accompanying notes are an integral part of the consolidated financial statements.

JBI, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
Years Ended December 31, 2013, and 2012

	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance proceeds, net	74,460	11,699,066
Proceeds from short-term loans	-	75,000
Repayment of short-term loans	-	(105,000)
Repayment of stockholder advances	-	(100,000)
Proceeds from Preferred Stock – Series B subscriptions	-	3,983,192
Proceeds from Preferred Stock – Series B issuance	3,998,292	-
Proceeds from long-term notes payable	3,000,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,072,752	15,552,258

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,761,771)	1,454,251

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,965,720	2,511,469

CASH AND CASH EQUIVALENTS AT END OF YEAR	$203,949	$3,965,720

The accompanying notes are an integral part of the consolidated financial statements.

JBI, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), a distributor of electronic components, including home theater and audio video products.  In July 2012, the Company closed Javaco and sold substantially all of the inventory and fixed assets of Javaco.  The operations of Javaco have been classified as discontinued operations for the years presented (Note 19).

On September 30, 2009, the Company acquired Pak-It, LLC (“Pak-It”), and the operator of a bulk chemical processing, mixing, and packaging facility.  It also has developed and patented a delivery system that packages condensed cleaners in small water-soluble packages.  In February 2012, the Company sold substantially all of the assets of Pak-It and as a result, the operations of Pak-It have been classified as discontinued operations for the years presented (Note 19).

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations of $11,206,806, and $12,693,771, for the years ended December 31, 2013, and 2012, respectively, and has an accumulated deficit of $61,118,267 at December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings.

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

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial production goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1, JBI (Canada) Inc., John Bordynuik, Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil Marine Inc., Javaco, Pak-it and Plastic2Oil Land Inc. All intercompany transactions and balances have been eliminated on consolidation.  Amounts in the consolidated financial statements are expressed in US dollars. Pak-It and Javaco have also been consolidated; however, as mentioned their operations are classified as discontinued operations (Note 19).

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include amounts for impairment of long-lived assets, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities and accounts receivable exposures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2013, the Company had $100,122 (2012 – $100,022) of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts for the years ended December 31, 2013 and 2012 was $91,710 and $57,991, respectively.

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

As of December 31, 2013 and 2012, the Company had recorded impairment losses on property, plant and equipment of $1,122,829 and $191,466 respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers of the total costs expected to be incurred by the Company when closing a facility.  The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation of the asset retirement obligation.  As of the date of the creation of the asset retirement obligation, the Company determined the present value of the obligation using a discount rate equal to 2.96%.  The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense on the consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  As at December 31, 2013 and December 31, 2012, the Company recorded asset retirement obligations of $30,306 and $29,423, respectively.  These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure. This liability is included in other long-term liabilities.

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

Deposits

Deposits represent payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment.  Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered.  Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets.  Deposits were $1,484,453 and $839,005 for the years ended December 31, 2013 and 2012, respectively.

Leases

The Company has entered into various leases for buildings and equipment. At the inception of a lease, the Company evaluates whether it is operating or capital in nature.  Operating leases are recorded as expense in the appropriate periods of the lease.  Capital leases are classified as property, plant and equipment and the related depreciation is recorded on the assets.  Also, the debt related to the capital lease is included in the Company’s short- and long-term debt obligations, in accordance with the lease agreement (Note 9).

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

Shipping and Handling Costs

The Company’s shipping and handling costs of $155,451, and $48,213 for the years ended December 31, 2013, and 2012, respectively, are included in cost of goods sold for the years presented. Shipping and handling costs are capitalized to inventory and expensed to cost of sales when the related inventory is sold for the years presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $11,585, and $27,380 for the years ended December 31, 2013, and 2012, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2013, and 2012 the Company expensed $465,671, and $445,947, respectively, towards research and development costs. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange losses of $11,145, and $47,332 are included as general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2013, and 2012, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2013, and 2012. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country.  The years ended December 31, 2009 through December 31, 2013 are open tax years for IRS review.

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

Concentrations and Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts and accounts receivable. The Company’s policy is to place our operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC, however, account balances may at times exceed insured limits. The Company extends limited credit to its customers based upon their creditworthiness and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information. The Company also routinely makes an assessment of the collectability of the short-term note receivable and determines its exposure for non-performance based on the specific holder and other pertinent information.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt and mortgage payable approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Changes in Accounting Policies Including Initial Adoption

There are no recently adopted accounting pronouncements that impact the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represents strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant components of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on our Financial Statements of adopting ASU 2014-08 is being assessed by management.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The impact on our Financial Statements of adopting ASU 2014-09 is being assessed by management.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 - INVENTORIES

Inventories at December 31 consist of the following:

	2013	2012

Raw materials	$392,147	$222,642
Finished goods	81,499	74,077
Obsolescence reserve	(326,526)	(56,623)

Total inventories	$147,120	$240,096

As of December 31, 2013 and 2012, inventory includes $27,651 and $53,312 respectively, of general and administrative costs.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

2013	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$260,271	$(5,251)	$255,020
Machinery and office equipment	5,728,587	(1,509,954)	4,218,633
Furniture and fixtures	24,918	(15,619)	9,299
Land	273,118	-	273,118
Asset retirement obligation	27,745	(3,329)	24,416
Office and industrial buildings	1,418,663	(118,213)	1,300,450
Equipment under capital lease	108,316	(32,567)	75,749
Construction in process	1,027,323	-	1,027,323
	$8,868,941	$(1,684,933)	$7,184,008

2012	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$59,271	$(11,787)	$47,484
Machinery and office equipment	4,782,323	(1,187,768)	3,594,555
Furniture and fixtures	24,918	(12,306)	12,612
Land	273,118	-	273,118
Asset retirement obligation	27,745	(2,220)	25,525
Office and industrial buildings	1,126,522	(65,593)	1,060,929
Equipment under capital lease	108,317	(17,094)	91,223
Construction in process	1,780,613	-	1,780,613
	$8,182,827	$(1,296,768)	$6,886,059

At December 31, 2013 and 2012 machinery and equipment with a cost of $108,317 and $108,317, respectively and accumulated amortization of $32,567 and $17,094 respectively were under capital lease.  During the years ended December 31, 2013, and 2012, the Company recognized $15,473, and $11,388, respectively, of depreciation expense related to these assets under capital lease.

As of December 31, 2013 and 2012, the Company had recorded impairment losses on property, plant and equipment of $1,122,829 in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The 2013 charges relate to (i) the impairment of the Processor#1 for $931,363 as it takes on a more dedicated role in research & development activities and forgoes revenue generation activities; and (ii) the impairment of capitalized cost of $191,466 related to a discontinued business venture (Note 19).

As of December 31, 2012, the Company had recorded impairment losses on property, plant and equipment of $191,466. The charges in the year ended December 31, 2012 related to the impairment of tape reading equipment in the Data Business for $36,500 and the determination that the reactor on Processor#1 was no longer suitable for use due to the heavy demands placed on it during research and development testing, totaling $154,966.

During the third quarter of 2013, the Company announced to the employees of its recycling facility in Thorold, Ontario its plan to close operations at the facility. The recycling facility for accounting purposes qualified as an operating segment and was reported as Discontinued Operations. The recycling facility operations primarily consisted of accepting, separating and processing mixed paper and cardboard for sale to paper mills and various grades of plastic waste for processing into fuel products at the Company’s Niagara Falls, New York facility. The plan to close the facility was a result of the Company’s continued effort to focus on its P2O operations, as well as the decision to obtain processor-ready feedstock without further need for pre-processing. As a result, the Company performed an analysis on several vertical balers and shredder and shredder components for impairment by comparing carrying values to their undiscounted future cash flows, and concluded that the recording of impairment through discontinued operations was necessary. As a result, $173,681 was recorded as a loss on discontinued operations and is related to accelerated depreciation on the RRON assets to reduce the book value to zero. (Note 19).

NOTE 6 – SHORT-TERM NOTE RECEIVABLE

Upon consummation of the sale of Pak-It, the Company entered into a long-term note receivable (the “Note”) with the buyer of Pak-It in the amount of $500,000.  The Note was recorded as of the date of closing at the fair value determined by discounting the face value of the Note using 7%, based on factors considered by the Company at the time of recording the Note.  Interest income is amortized into the value of the Note during the life of the Note and is recognized as interest income throughout the term of the Note, which was due on July 1, 2013.  Interest income recognized on the Note for the years ended December 31, 2013 and 2012 was $12,278 and $20,464, respectively. On September 30, 2013 the amount was deemed uncollectible and written-off to bad debts (Notes 19 and 21).

NOTE 7 –  LETTER OF CREDIT

	2013	2012

$100,000 Letter of Credit, secured by restricted cash on deposit.	$-	$-

During 2012, the Company entered into a letter of credit with one of its financial institutions to secure a performance bond required by a governmental agency for the sale of fuel.  This letter of credit is fully secured by restricted cash (Note 2) held by this institution and was not utilized at any point during the year ended December 31, 2013.

NOTE 8 - INCOME TAXES

	2013	2012
Statutory tax rate:
U.S.	34%	34%
Foreign	26.50%	26.50%

Loss from operations before recovery of income taxes:
U.S.	$(10,819,127)	$(11,307,856)
Foreign	(387,679)	(1,385,915)

	$(11,206,806)	$(12,693,771)

Expected income tax recovery	$(3,781,238)	$(4,211,939)

Permanent differences	(9,418)	(269,029)
Other	-	83,693
Tax rate changes and other adjustments	(713,238)	356,105
Increase in valuation allowance	4,503,894	4,041,170

Income tax recovery from continuing operations	$-	$-

The Company’s income tax recovery is allocated as follows:

Current tax expense	$-	$-
Deferred tax expense	-	-

	$-	$-

The Company’s deferred tax assets and liabilities as at December 31, 2013 and 2012 are as follows:

Deferred Tax Assets	2013	2012
Non-capital losses	$13,930,292	$10,227,927
Reserve – Contingency	173,475	167,949
Property, plant and equipment	112,588	1,158
Accounts receivable	197,247	19,353
Accrued expenses	514	13,984
Bad debt recovery	8,874	-
Fees and Payroll in Stocks and Options	208,736	-
Impairment Reserve	275,729	-
Other	297	1,381
	14,907,752	10,431,752

Deferred Tax Liabilities
Property, plant and equipment	$(410,693)	$(438,587)

Less: Valuation allowance	(14,497,059)	(9,993,165)
	$-	$-

The Company’s non-capital income tax losses expire as follows:

U.S.	2029	$526,411
	2030	6,080,091
	2031	9,240,965
	2032	10,853,750
	2033	10,436,738
		$37,137,955

Foreign	2030	$1,224,680
	2031	1,818,894
	2032	1,284,807
	2033	607,349
		$4,935,730
The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  For the years ended December 31, 2013 and 2012, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada.  The Company had no income tax expense on its $11,206,806 and $12,693,771 loss from continuing operations and $2,027,459 and $628,434 loss from discontinued operations for the years ended December 31, 2013 and 2012, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of December 31, 2013 and 2012, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The years ended December 31, 2008 through December 31, 2013 are open tax years.

NOTE 9 – LONG-TERM DEBT, MORTGAGE PAYABLE AND CAPITAL LEASES

	December 31, 2013	December 31, 2012
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity.	$280,700	$280,700
Equipment capital lease bears interest at 5.0% per annum, secured by the equipment and matures in April 2015, repayable in monthly installments of approximately $360.	5,556	9,485
Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matures in November 2015, repayable in monthly installments of approximately $516.	11,201	17,000
Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, repayable in monthly installments of approximately $1,194.	18,140	30,599
Secured Promissory Notes (provided by a related party) bearing interest of 12% per annum compounded annually and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. (Note 15)	2,240,100	-
	2,555,697	337,784

Less: current portion	23,618	23,068
	$2,532,079	$314,716

Continuity of Secured Promissory Notes	Year ended December 31, 2013	Year ended December 31, 2012
Face value of August 29, 2013 secured note payable	$1,000,000	$-
Face value of September 30, 2013 secured note payable	2,000,000	-
Total face value of promissory notes payable	3,000,000	-
Discount on August 29, 2013 secured note payable	(310,200)	-
Discount on September 30, 2013 secured note payable	(600,400)	-
Accretion of discount on secured notes payable	50,700	-
Interest on secured notes payable	100,000	-
Carrying value of Secured Promissory Notes	$2,240,100	$-

The following annual payments of principal are required over the next five years in respect of these mortgages and capital leases:

Annual Payments
2014	$23,618
2015	291,979
2016	-
2017	-
2018	2,240,100
Total repayments	$2,555,697

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract during 2010 with a company owned by the current CEO. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of December 31, 2013 there are no currently installed marine vessel processors as per the terms of the contract.

As of December 31, 2013, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of our operations.  In addition to the payments made to these vendors classified as deposits on assets, the Company will be required to pay approximately $495,000 upon the delivery of these assets.

The Company leases premises in Thorold, Ontario, which was previously used in the operation JBI (Canada), Inc. doing business as Regional Recycling of Niagara ("RRON"). As at September 30, 2013, the remaining lease term was almost 17 years. During the third quarter of 2013, the Company determined that it would shut down the operations of RRON (Note 19). The employees of RRON were given notice of the shut down in the first week of September, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September, the Company was assessing its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and officially decided to cease use of the premises as of September 30, 2013. Accordingly, the Company has applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. In measuring the liability, the Company calculated all remaining contracted lease payments, being $1,872,650 ($1,926,000 CAD), and performed a present value calculation using a discount rate of 20%. The present value calculation resulted in an accrued lease liability of $505,747, of which $89,269 is due within the next 12 months and has been presented as a current liability.  The total accrued lease liability expense was reduced by $68,818 of the deferred rent liability which was being amortized over the period of the lease.  The total expense included in loss from discontinued operations in the consolidated statements of operations is $398,035 for the year ended December 31, 2013 (Note 19).

All future payments required under various agreements are summarized below:

Fiscal year ending December 31, 2014	$95,900
2015	95,900
2016	95,900
2017	95,900
2018	101,542
Thereafter	1,303,117
Total	$1,788,259

Total rent expenses recognized under operating leases during the years ended December 31, 2013 and 2012 were $106,580, and $107,651 respectively.

Contingencies

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  The debt in the amount of $346,386 was written off.  Prior to December 31, 2011, the former employee settled the dispute with the Company and agreed to repay $250,813 to the Company.  The employee owns shares of the Company and will sell and use the proceeds to make the repayments.  The Company recognizes these receipts as recoveries when realized.  As of December 31, 2013, the Company has received $118,250 of repayments. This is a cumulative amount from 2012 and 2013.  These recoveries of bad debt are included in selling, general and administrative expenses.

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

On August 8, 2013, JBI, Inc., entered a stipulation agreement (the “Stipulation Agreement”) in potential settlement of the previously reported class action lawsuit filed by certain stockholders of the Company against the Company and Messrs. Bordynuik and Baldwin (both former officers of the Company) on behalf of a settlement class consisting of purchasers of the Company’s common stock during the period from August 28, 2009 through January 4, 2012 (the “Proposed Class Period”).  Under the Stipulation Agreement, the Company would agree to issue shares of its common stock that will comprise a settlement fund.  The number of shares to be issued will be dependent on the price per share of the Company’s common stock during a period preceding the date of the Court’s entry of final judgment in the case (the “Judgment Date”).  If the price of the Company’s common stock is less than $0.50 per share based upon the average closing price for the 90 trading days preceding the Judgment Date, the Company would issue 3 million shares of its common stock. If the price of the Company’s common stock is between $0.50 and $0.70 per share, based upon the same 90-day average closing price, the Company would issue 2.5 million shares of its common stock.  If the price of the Company’s common stock is more than $0.70 per share based upon the same 90-day average closing price the Company will issue 1.75 million shares of its common stock.  The shares will not be distributed to class members in kind.  At any time after final approval by the Court, class counsel would have the option to sell all or any portion of such shares for the benefit of class members, subject to certain volume limitations.  Plaintiff’s counsel’s attorneys’ fees, subject to Court approval, would be paid out of the settlement fund.  The Company would also pay settlement-related costs up to a maximum of $200,000.  The plaintiffs and each of the class members who purchased the Company’s common stock during the Proposed Class Period and alleged they were damaged would be deemed to have fully released all claims against the Company and other defendants upon entry of judgment.  On September 10, 2013, that agreement was submitted to the Court, and class counsel moved for entry of an order granting preliminary approval of the settlement, including the mailing of a settlement notice that will include, among other things, the general terms of the settlement, proposed plan of allocation, and terms of plaintiff’s counsel’s fee application.  On April 1, 2014, the Court issued an Order denying that motion.  The Company is currently reviewing what steps should be taken in light of this Court Order. The Company cannot predict the outcome of the class action litigation at this time.

On April 25, 2013, plaintiffs ASPTO LLC, Plastic2Oil of Clearwater 1 LLC, and ES Resources LLC filed suit against the Company in the Circuit Court of Pinellas County, Florida, alleging breaches of certain contracts and seeking unspecified damages.  The Company thereafter removed the case to the United States District Court for the Middle District of Florida, and filed a motion to dismiss certain counts of the Complaint.  On November 12, 2013, the Court issued an Order transferring the case to the United States District Court for the District of Massachusetts.  The Company cannot predict the outcome of this matter at this time.

On August 9, 2013, a purported shareholder derivative suit was filed in the United States District Court for the District of Massachusetts against John Bordynuik, former Chief Executive Officer of the Company and a former member of the Company’s Board of Directors, and Ronald C. Baldwin, former Chief Financial Officer of the Company.  The Complaint was filed by Erwin Grampp, allegedly acting on behalf of the Company, and it names the Company as a nominal defendant.  This is the second purported shareholder derivative suit that Mr. Grampp has filed in which the Company has been named as a nominal defendant.  As previously reported, the first such suit by Mr. Grampp was dismissed by the court.  This recent Complaint (“Grampp II”) alleges, inter alia, that defendants Bordynuik and Baldwin breached fiduciary duties owed to the Company by causing the Company to erroneously book certain media credits in 2009.  Grampp II alleges that this conduct resulted in two lawsuits against the Company, one an action brought by the Securities and Exchange Commission (“SEC Action”) and the other a purported class action by Ellisa Pancoe and Howard Howell (“Class Action”).  Grampp II alleges that the Company has settled the SEC Action, and that the Company is in the process of settling the Class Action, but that the Company has been damaged as a result of these two lawsuits.  Grampp II seeks to recover damages on behalf of the Company from defendants Bordynuik and Baldwin in an unspecified amount.  It also seeks unspecified equitable relief, and costs and attorneys’ fees incurred in the action.  On October 11, 2013, defendants Bordynuik and Baldwin filed a motion to dismiss this action.  That motion is pending and the Court has not ruled upon it.  Pursuant to the Company’s By-Laws, the Company has an obligation to indemnify defendants Bordynuik and Baldwin to the fullest extent permitted by Nevada law.

On August 20, 2013, plaintiff Stephen Seneca filed suit against the Company and John Bordynuik, former Chief Executive Officer of the Company and a former member of its Board of Directors, alleging claims against the Company for fraud, negligence, civil conspiracy, and breach of contract, as well as a breach of Section 678.4011, Florida Statutes.  The claims allege wrongdoing by the Company in connection with a Unit Purchase and Exchange Agreement dated September 30, 2009, and certain shares of the Company’s stock issued pursuant thereto.  On September 17, 2013, plaintiff caused a Summons to be issued on the Complaint, and on September 26, 2013, plaintiff caused the Complaint to be served on the Company.  Plaintiff seeks damages “in excess of one million dollars.”  On October 31, 2013, the Company and Mr. Bordynuik filed a motion to dismiss this Complaint.    On May 14, 2014, the Court issued an Order granting the motion in part. The Court dismissed one of the claims made against the Company, and struck another from the Complaint.  The Company cannot predict the outcome of this matter at this time.

On August 14, 2013, John Bordynuik, Inc. aka 310 Holdings, Inc. brought suit against the Company in the United States District Court for the District of Nevada, alleging damages for breach of contract, conversion, fraud and fraud in the inducement in connection with an alleged 2009 Asset Purchase Agreement.  In September of 2013 and October of 2013, the Company brought motions to dismiss the complaint and for summary judgment.  Those motions are pending before the Court.  The Company cannot predict the outcome of this matter at this time.

At December 31, 2013, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

NOTE 11 – STOCKHOLDERS’ EQUITY

(a)  Common Stock and Additional Paid in Capital

2013

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

During the third quarter of 2013, holders of 21,500 shares of Series B Preferred Stock converted their shares into common stock at the stated conversion rate of one share of Series B Preferred Stock for seven shares of common stock. This resulted in 150,500 shares of common stock being subscribed as of September 30, 2013 and issued subsequent to this date.

During the third quarter of 2013, the Company granted 60,000 shares of common stock for services rendered.  These shares were valued at $0.40 per share, on the date of approval by the Board of Directors and subscribed as of September 30, 2013, and issued on October 3, 2013.  The stock paid for services was valued based on the market price on the grant date, which was more reliably determinable as compared to the services rendered.

In August 29, 2013, the Company entered into a Subscription Agreement with Mr. Richard Heddle, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors a $1 million principal amount 12% Secured Promissory Note, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $1 million. In September 30, 2013, the Company entered into a second Purchase Agreement with Mr. Heddle, a second note (a $2 million principal amount Note), together with a Warrant to purchase up to two million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $2 million. The Notes bear interest of 12% per annum compounded annually and interest are payable upon maturity.  The Notes mature on August 31, 2018 and September 30, 2018, respectively. Repayment of the Notes is secured by a security interest in substantially all of the assets of the Company and its subsidiaries (Note 9).

Warrants

			Weighted
	Warrants	Warrants	Average
Details	Number	Amount	Exercise Price
OUTSTANDING, DECEMBER 31, 2012	1,997,500	2,037,450	$2.00
Issued (ii)	3,000,000	910,600	0.54
Expired	(1,854,000)	(1,891,081)	(2.00)
OUTSTANDING, December 31, 2013	3,143,500	$1,056,970	$0.61

(i)     Warrants attributable to January 2012 Private Placement

Pursuant to a private placement that took place between December 30, 2011 and January 6, 2012, the Company issued 1,997,500 warrants to purchase shares of common stock for $2.00 to the subscribers of the December 2011/ January 2012 private placements.  The warrants have an eighteen month term from the date of issuance, such issuance dates ranged from January 6, 2012 through August 29, 2012.  As of March 30, 2013, 1,854,000 warrants had expired and their value of $1,891,081 was reclassified as additional paid in capital.  The remaining 143,500 outstanding warrants have expiration of date of February, 26, 2014. As of the date of their issuance, the warrants were determined to have a fair value of $1.02.  The Company determined this valuation through use of a binomial pricing model, the assumptions in valuing these Warrants consisted of:

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

2012

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

At March 31, 2012, the Company again assessed the likelihood of enacting the Make Whole Provision.  Based on current discussions with a number of investors, the Company determined that again, it was a certainty that this clause would be triggered based on the discussions of a possible private placement under the considerations outlined above.  As such, the Company re-measured the Equity Derivative Liability at the fair value of $1,000,643 based on the market price of the Company’s common stock as of March 31, 2012, which resulted in a gain of $213,812. The following factors and assumptions were used by the Company in the valuation of the Make Whole Provision for the re-measurement:

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

On August 29, 2012, the Company reached an agreement with one of the advisors involved in the May 15, 2012 private placement.  In exchange for the return of the advisor’s 601,250 shares issued in connection with the May private placement, the Company converted the $162,000 short-term loan provided to this advisor into a payment for general services and stock advisory services performed by the advisor on behalf of the Company.  The short-term loan, which had been previously classified as other current assets, was recorded as consulting expense, which is classified as a selling, general and administrative expense for the year ended December 31, 2012.

On September 5, 2012 the Company issued 287,000 shares of common stock and 287,000 warrants, previously subscribed, and to an advisor as payment for services performed in the private placement during December 2011 and January 2012.  In addition, this advisor was entitled to and was issued an additional 71,750 shares of common stock in connection with the Make Whole Provision enacted related to the aforementioned private placement.

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

Preferred Stock

Series A Preferred Stock

Mr. John Bordynuik, the Company’s founder and current Chief of Technology, holds all outstanding 1,000,000 shares of the Company’s issued and outstanding Series A Preferred Stock.  These shares have no participation rights, however, they carry super voting rights in which each share of Preferred Stock has 100:1 times the voting rights of common stock. Mr. Bordynuik was a party to a letter agreement (the “Letter Agreement”) with certain investors (the “Investors”) in our May 2012 private placement, which Letter Agreement contained certain restrictions on Mr. Bordynuik’s ability to vote his shares of Series A Preferred Stock (Note 21).

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

Valuation of Awards

The per-share fair value of each stock option with a service period condition was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2013	2012
Expected life (in years)	5.0	5.0
Risk-free interest rate	0.10%-1.03%	0.77%-0.78%
Expected volatility	154.30%-157.14%	154.30%-157.14%
Expected dividend yield	0%	0%

Stock Options

A summary of stock option activity for the year ended December 31, 2013 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Balance as of December 31, 2012	5,240,000	$1.50	$-

Granted	2,060,000	0.38	-
Exercised	-	-
Cancelled	494,000	0.83	-

Balance as of December 31, 2013	6,806,000	$1.21	$-

Equity awards available for grant at December 31, 2013	3,194,000

Restricted Stock

The fair value of the restricted stock is expensed ratably over the vesting period.  During the years ended December 31, 2013, and 2012, the Company recorded stock-based compensation expense related to restricted stock of approximately $69,000, and $64,500, respectively.

The following table summarizes the activities for the year ended December 31, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2011	-	$-
Granted	5,240,000	1.5
Vested	-	-
Canceled	-	-
Unvested at December 31, 2012	-	$-

For the years ended December 31, 2013, and 2012, the Company recorded compensation expense (included in selling, general and administrative expense) of $1,859,799, and $1,481,666, respectively, related to stock options and restricted stock.

During the year ended December 31, 2013, 2,030,334 options and 138,681 shares of restricted stock vested and no stock options were exercised.  During the year ended December 31, 2012, 765,000 stock options and 38,269 shares of restricted stock vested.

(1)
Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.  As of December 31, 2013, no options that had been granted were “in the money.”

NOTE 13 – RETIREMENT PLAN

The Company adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. employees which complies with section 401(k) of the Internal Revenue Code.  The Company does not currently match any of the employee contributions.  Employees are not required to make contributions into the fund. Total administrative expense under this plan was $3,157, and $1,436 for the years ended December 31, 2013, and 2012 respectively.

NOTE 14 – FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of the Company’s financial instruments by the following three categories as of December 31, 2013 and 2012:

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

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

Balance Sheet Classification		December 31, 2013		December 31, 2012
Short term notes receivable	Level 1		$-	$-
	Level 2		-	487,722
	Level 3		-	-
		$		$487,722

We have elected to use the income approach to value the short-term note receivable, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount assuming that participants are motivated, but not compelled, to transact.  Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically Prime interest rates). Mid-market pricing is used as a practical expedient for fair value measurements. Fair value measurement of the asset must reflect the nonperformance risk of the counterparty. Therefore, the impact of the counterparty’s creditworthiness has also been factored into the fair value measurement and did not have a material impact on the fair value of these derivative instruments.  The counterparty is expected to perform under the contractual terms of the note receivable.  Additionally, during the year ended December 31, 2012, the Company recognized an increase in the carrying value of its short-term note receivable of approximately $20,464 of interest income related to this note, which has been classified as net interest expense in the consolidated statement of operations.

At December 31, 2013 and 2012, the Company had no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, cash held in attorney’s trust, restricted cash, accounts receivable, accounts payable, accrued expenses, notes payable, mortgage payable, short-term loans and stock subscriptions payable.  The estimated fair values of our cash and cash equivalents is determined based on quoted prices in active markets for identical assets. The fair value of the other financial assets and liabilities is based on the value that would be received or paid in an orderly transaction between market participants and approximates the carrying value due to their nature and short duration.

NOTE 15 – RELATED PARTY TRANSACTIONS AND BALANCES

In August 29, 2013, the Company entered into a Subscription Agreement with Mr. Richard Heddle, the Company’s Chief Executive Officer and a member of the Company’s board of directors a $1 million principal amount 12% Secured Promissory Note, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $1 million. In September 30, 2013, the Company entered into second Purchase Agreement with Mr. Heddle, a second note (a $2 million principal amount Note), together with a Warrant to purchase up to two million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $2 million. The Notes bear interest of 12% per annum compounded annually and interest is payable upon maturity.  The Notes mature on August 31, 2018 and September 30, 2018, respectively. Repayment of the Notes is secured by a security interest in substantially all of the assets of the Company and its subsidiaries.

In February 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $75,000.  This amount was repaid in cash during the year.

In May 2012, a member of the Board of Directors entered into a short-term loan agreement with the Company in the amount of $30,000.  This note was repaid in cash during the year.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract during 2010 with a company owned by the current CEO. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2013 there were no currently installed marine vessel processors as per the terms of the contract.

NOTE 16 – SEGMENT REPORTING

During 2013, the Company had two principal operating segments, Plastic2Oil and the Data Business. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.  During 2012, Javaco, historically the Company’s third operating segment, was determined to no longer be in line with the Company’s strategic vision and has been included in discontinued operations for the years presented and, as such, the results of Javaco are not included below.

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

	2013
	Data Business		Plastic2Oil		Total
Sales	$93,712	(1)	$599,413	(1)	$693,125
Net Income (Loss)	32,641		(11,239,447)		(11,206,806)
Total Assets	18,481		9,270,927	(3)	9,289,408
Accounts Receivable-Net	18,481		62,333		80,814
Inventories	-		147,120		147,120

	2012
	Data Business		Plastic2Oil		Total
Sales	$70,381	(1)	$609,553	(1)	$679,934
Net Loss	18,284		(12,712,055)		(12,693,771)
Total Assets	70,381	(2) (3)	13,293,020	(3)	13,363,401
Accounts Receivable - Net	70,381		169,758		240,139
Inventories	-		240,096		240,096

(1)
All sales from the Data Business were recorded in the United States for the year ended December 31, 2013.  For the year ended December 31, 2013 P2O sales in the United States and Canada were $143,307 and $455,996, respectively.  For the year ended December 31, 2012, P2O sales in the United States and Canada were $119,266 and $490,287, respectively.

(2)
As of March 31, 2012, due to the conclusion that the Company could not substantiate when a significant amount of revenues would be earned from the Data Business, all property, plant and equipment assets related to the Data Business were determined to be impaired and an impairment expense of $36,500 was recorded to write the assets down to $Nil.  All other amounts included in the measure of segment profit or loss related to the Data business are not material.  Other than as noted above, the amounts shown for Operating Expenses and Other Income (Expense) items on the consolidated statements of operations related to the P2O segment.

(3)
All Data Business Assets are located in the United States.  P2O assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility.  As at December 31, 2013, total long-lived assets of $6,515,577 and $668,432 were located in the United States and Canada, respectively. As at December 31, 2012, total long-lived assets of $5,956,508 and $929,551, were located in the United States and Canada, respectively. The mortgage payable of $280,000 and the equipment capital lease maturing on May 10, 2015, both disclosed in Note 9, relate to assets held in Canada.

NOTE 17 – SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012
Common shares issued in exchange for services	165,127	1,471,745
Stock-based compensation	1,891,080	1,481,666
Common shares issued for repayments of loans	-	200,000
Common shares subscribed for services rendered	145,415	60,818
Purchases of property, plant and equipment in accounts payable at year-end	-	413,122
Common shares subscribed in exchange for property, plant and equipment	-	35,120
Cash paid for interest	-	22,819

NOTE 18 – RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation.  Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the years ended December 31, 2013 and 2012, 81.0%, and 58.0%, respectively, of total net revenues were generated from four customers.   As of December 31, 2013, and 2012 three, and three customers, respectively, accounted for 77.0%, and 76.0% of accounts receivable.

During the years ended December 31, 2013, and 2012, 26.4%, and 25.5%, of total net purchases were made from four vendors.  As of December 31, 2013 and 2012, four, and three suppliers, respectively, accounted for 27.9%, and 36.6% respectively, of accounts payable.

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

●	The fixed assets utilized at the facility were old and beginning to become in need of significant repairs, which would have been a significant cost to maintain (Note 5);

●	The pre-processing cost of plastic at Regional Recycling of Niagara was significant and was a hindrance to the Company becoming profitable on a cost per gallon of fuel basis; and

●	The Company leases the JBI Recycling Facility in Thorold, Ontario, Canada with terms remaining of up to 17 years (Note 10).

The results of operations from Regional Recycling of Niagara for the twelve months ended December 31, 2013 and 2012 have been classified as discontinued operations and are as follows:

Condensed Statements of Operations

	Year Ended December 31,
	2013	2012
Revenue	$96,615	$305,455
Cost of sales	52,377	112,480
Gross profit	44,238	192,976
Operating expenses	1,524,748	704,738
Other expense	5,382	10,102
Loss before income taxes	(1,530,130)	(521,864)
Future income tax recovery	-	-
Loss from discontinued operations, net of tax	$(1,530,130)	$(521,864)

Sale of Pak-It

On February 14, 2013, the Company completed the sale of substantially all of the assets of Pak-It, LLC and Dickler Chemical Company, Inc. (collectively “Pak-It”).  The sale had an effective date of January 1, 2012, in which the new owners of Pak-It were responsible for the operations of the entity.  The results of operations from Pak-It for the years presented have been classified as discontinued operations and there were no operations for the year ended December 31, 2012 included in the consolidated financial statements.

The Company sold Pak-It for $900,000, in exchange for $400,000 cash at the closing of the sale and entry into a note receivable for $500,000 due on July 1, 2013. In the third quarter of 2013, the Company’s assessed the collectability of the note receivable from the buyer of Pak-It. It was determined that due to the lack of a payment within forty days of the due date that the collectability was not assured and the Company has reserved for the full amount of the note receivable.

As of December 31, 2013, there were no remaining assets held for sale related to Pak-It.

The Company’s statements of operations from discontinued operations related to Pak-it for the years ended December 31, 2013, and 2012 are as follows:

Condensed Statements of Operations of Pak-It

	2013	2012
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses	500,000	-
Impairment loss	-	-
Other income	(10,433)	-
Loss before income taxes	-	-
Future income tax recovery	-	-
Loss from discontinued operations, net of tax	$(489,567)	$-

Closure of Javaco

During the second quarter of 2012, the Company determined that the operations of Javaco no longer coincided with the strategy of the Company and that it would close down Javaco’s operations.  In July 2012, the Company shut down the Javaco operations, including the termination of the five employees of Javaco, the liquidation of the inventory and fixed assets and the termination of the lease for the building.  The results of operations from Javaco for the years ended December 31, 2013, and 2012 have been classified as discontinued operations.

The Company paid approximately $38,000 in severance and lease termination related expenses during the year ended December 31, 2012.  Additionally, the Company liquidated the inventory and fixed assets of Javaco for net proceeds of approximately $180,000. As of December 31, 2012, there were no remaining assets held for sale related to Javaco.

The Company’s statements of operations from discontinued operations related to Javaco for the years ended December 31, 2013, and 2012 are as follows:

Condensed Statements of Operations of Javaco

	2013	2012
Sales	$-	$948,224
Cost of sales	-	780,848
Gross profit	-	167,376
Operating expenses	7,762	321,977
Impairment loss	-	-
Other income	-	48,031
Loss before income taxes	-	(106,570)
Future income tax recovery	-	-
Loss from discontinued operations, net of tax	$(7,762)	$(106,570)

NOTE 20 – BASIC AND DILUTED NET LOSS PER SHARE

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

	December 31,	December 31,
	2013	2012

Loss per share from Continuing Operations	$(0.12)	$(0.15)
Loss per share from Discontinued Operations	(0.02)	(0.01)
Total Loss per Share	$(0.14)	$(0.16)

For the years ended December 31, 2013, and 2012, there are no adjustments necessary to the numerator or denominator in calculating the diluted loss per common, as there are no potentially dilutive instruments. As a result of the net loss for the years ended December 2013, and 2012, the additional shares issuable upon the conversation of the Series B Preferred Stock, potential stock options, warrants granted and shares issued to settle the stock subscription advances, subsequent to year end, would be anti-dilutive and have been excluded from the calculation of basic and diluted loss per share.

NOTE 21 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

Name Change and increase in total number of shares authorized

On May 16, 2014, our board of directors and certain stockholders holding a majority of the voting power of our outstanding common stock and preferred stock approved resolutions authorizing an amendment to our Articles of Incorporation (the “Charter Amendment”) to (i) change our name to “Plastic2Oil, Inc.” and (ii) increase the total number of authorized shares of common stock, par value $0.001 per share, of our Company from 150,000,000 shares to 250,000,000 shares.  The Charter Amendment will not be implemented until at least twenty (20) calendar days after the mailing of a definitive Information Statement to our stockholders.  On May 19, 2014, we filed a preliminary Information Statement with the Securities and Exchange Commission, which will be followed by the filing and mailing of a definitive information statement. We anticipate that the Charter Amendment will be implemented in late June 2014.

Private Placement

On February 19, 2014 the Company entered into Subscription Agreements with three investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 2.4 million shares of its common stock and Warrants to purchase up to an additional 2.4 million shares of its common stock. The closings occurred between February 19 and 24, 2014. The purchase price per share was $0.05 and the gross proceeds to the Company were $120,000. The Warrants have a three year term, and an exercise price of $0.10 per share of common stock. Concurrent with these subscriptions the Company entered into a consulting agreement with the investors and a fourth arm’s length party under which the Company would issue 1,500,000 shares upon commencement of the contract, and 1,000,000 shares on each of May 15, 2014, August 15, 2014 and January 15, 2015, respectively, for a total of 4,000,000 shares. Along with each of the forgoing share issuances, the Company will issue a commensurate number of warrants with a three year term and an exercise price of $0.10. The shares and warrants specified by the consulting agreement have not been issued. Additionally, under the terms of the consulting agreement the Company is committed to issue 1,000,000 additional shares if the Company becomes listed on the AMEX division of the New York Stock Exchange or NASDAQ. The consulting agreement also specifies contingent fees of 5% of the gross transaction amount for introducing a merger or acquisition candidate and 3% of fees earned from the introduction of a strategic or business partner.

On March 26, 2014 the Company entered into Subscription Agreements with eleven investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 3.2 million shares of its common stock and Warrants to purchase up to an additional 3.2 million shares of its common stock. The closings occurred between March 17 and 28, 2014. The purchase price per share was $0.10 and the gross proceeds to the Company were $320,000. The Warrants have a three year term, and an exercise price of $0.10 per share of common stock.

Ontario Securities Commission (OSC)

As of December 31, 2013, the Ontario Securities Commission (the “Commission”) had indicated that it intended to bring an administrative proceeding against JBI, and negotiations with respect to the settlement of that matter were underway. A Statement of Allegations dated April 1, 2014 naming JBI was issued by the Commission and Allegations against JBI were subsequently withdrawn by order dated April 4, 2014. At the same time, the OSC entered into a Settlement with John Bordynuik, former CEO and current Chief Technology Officer of the Company, in which Mr. Bordynuik agreed to pay an administrative penalty of CAN$125,000 and to pay CAN$45,000 on account of the Commission’s costs of investigation.  The Company was legally obligated to indemnify Mr. Bordynuik for these amounts, and did so. The matter is now closed.

Cancellation of Promissory note

On February 7, 2014, the Company accepted a cash payment of $200,000 in settlement of a $500,000 promissory note dated February 14, 2012 (the “Note”) that was originally issued by Big 3 Packaging LLC (the “Buyer”) in connection with the Company’s sale to Buyer of substantially all of the assets of Pak-It, LLC and Dickler Chemical Laboratories, Inc. on February 14, 2012. In connection with the termination of the Note, the Company and the Buyer executed a mutual general release of claims.

The Note, as described in Note 19, matured on July 1, 2013 but remained unpaid by the Buyer. At this time, the Company fully reserved for the full value of the note and included the amount of $500,000 as a loss contributable to discontinued operations (Note 19). The final termination payment of $200,000 will be recorded as a bad debt recovery and included in income from discontinued operations for the three month period ended March 31, 2014.

Series A Preferred Stock

On May 30, 2014, Mr. John Bordynuik, the Company’s founder and current Chief of Technology, returned to the Company for cancellation 1,000,000 shares of the Company’s issued and outstanding Series A Preferred Stock. On June 2, 2014, the company filed an amendment to its Article of Incorporation to terminate the Series A Preferred Stock. Mr. Bordynuik was a party to a letter agreement (the “Letter Agreement”) with certain investors (the “Investors”) in our May 2012 private placement, which Letter Agreement contained certain restrictions on Mr. Bordynuik’s ability to vote his 1 million shares of Series A Preferred Stock. In the second quarter of 2014, the Letter Agreement was terminated upon the receipt of waiver/rescission notices from the requisite number of Investors required under the Letter Agreement’s terms.  On May 30, 2014, all of the issued and outstanding shares of Series A Preferred Stock were cancelled and, on June 3, 2014, a Certificate of Withdrawal relating to the Series A Preferred Stock was filed with the Secretary of State of Nevada.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2013 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We have taken numerous steps to address the underlying causes of the deficiencies in our disclosure controls and procedures, primarily through the development and implementation of policies, improved processes and documented procedures, the retention of third-party experts and contractors, and the hiring of additional accounting personnel with technical accounting and inventory accounting experience. In 2013 we have experienced executive management turnover, accounting personnel layoff resulting in not having sufficient personnel to address the controls and procedures weaknesses.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (U.S. GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this assessment, management, including our principal executive officer and our principle financial officer, concluded that the Company’s internal controls over financial reporting were ineffective as of December 31, 2013 due to the material weakness discussed below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management’s report was not subject to attestation by our registered public accounting firm.

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

Set forth under “Series A Preferred Stock” in Note 21 to our Consolidated Financial Statements included in this Report and incorporated herein by reference is disclosure regarding (i) the termination of a letter agreement between certain investors in the company and the holder of our issued and outstanding Series A Preferred Stock, (ii) the cancellation the issued and outstanding shares of Series A Preferred Stock and (iii) the termination of the Series A Preferred Stock pursuant to a Certificate of Withdrawal.

Set forth under “Impairment of Long-Lived Assets” in Note 2 to our Consolidated Financial Statements included in this Report and incorporated herein by reference is disclosure regarding material charges for impairment to certain property, plant and equipment of the company.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of May 16, 2014, the names and ages of all of our directors and executive officers and all positions and offices held by such individuals.  Each director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

Richard Heddle	47	President, CEO and Director

Rahoul S Banerjea	63	Chief Financial Officer

Certain Biographical Information

The following summarizes the occupation and business experience of our officers and directors:

Richard Heddle, President, Chief Executive Officer, Director

Richard W. Heddle has served as a director and the President and Chief Executive Officer of the Company since August 2013.  Mr. Heddle is an accomplished entrepreneur with over 25 years of executive business experience. Mr. Heddle has owned, operated and grown his namesake company, Heddle Marine Services, since 1987. Heddle Marine Services is currently the largest marine repair firm that operates floating dry docks on the Canadian side of the great lakes. Mr. Heddle has grown his company from a small startup consisting of two individuals to a company that now employs over 60. He is both a Certified Millwright and Hoisting Engineer. Mr. Heddle has significant expertise in logistics, supply chain analytics and managing production. Mr. Heddle brings with him over 25 years of comprehensive experience in fabrication, engineering and machinery.

Rahoul S Banerjea, Chief Financial Officer

 Rahoul Banerjea has served as Chief Financial Officer of the Company since March 2014. Prior to joining the Company, from 2013 to March 2014, Mr. Banerjea was the principal of Matun Group LLC, a global professional services firm providing interim CFO and project management services, located in Sudbury, Massachusetts.  From 2007 to 2013, Mr. Banerjea was a Partner, New England Practice, at Tatum, a division of Randstad, a national professional services firm providing leadership roles, located in Boston, Massachusetts.  From 2005 to 2007, Mr. Banerjea was Senior Consultant at Accounting Management Solutions, Inc., a regional management services firm, located in Waltham, Massachusetts.  Mr. Banerjea is also the President of the Board of the American School of Madrid Foundation and a member of the Board of the Boston Chapter Financial Executives International.  Mr. Banerjea received his B.S.B.A. from Drexel University and is a Certified Public Accountant.   Mr. Banerjea brings more than 30 years of experience in finance and accounting to the Company’s executive management team.

Family Relationships

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract during 2010 with a company owned by the current CEO. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2013 there were no currently installed marine vessel processors as per the terms of the contract.

PART III

Involvement in Certain Legal Proceedings

As previously disclosed, the U.S. District Court, District of Massachusetts, approved the settlement of the SEC enforcement action against the Company and John Bordynuik, our former president and chief executive officer and a former director.  The description of the SEC civil action contained in Item 3 of Part I of this Annual Report on Form 10-K is incorporated herein by reference. Mr. Bordynuik stepped down from his officer and director positions with the Company in May 2012 and currently serves as its Chief of Technology.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees.  The Company is required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2013.  To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2013, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except as follows:

•
Form 4’s filed on January 8, 2013 by a member of the investor group referenced in the Schedule 13D originally filed with the Securities and Exchange Commission on May 25, 2012 (the “May 2012 Investor Group”), were not timely filed on the following dates:  January 8, 2013, January 28, 2013, February 14, 2013, February 28, 2013, April 15, 2013 and July18, 2013.

•	Form 4 filed by John Wesson on February 13, 2013 was not timely filed;

•	Form 4 filed by Richard Heddle on August 26, 2013 was not timely filed;

•	Form 4 filed by Richard Heddle on October 4, 2013 was not timely filed;

•	Form 3 filed by Philip Bradley on October 10, 2013 was not timely filed; and

•	Form 4 filed by John Bordynuik on June 2, 2014 was not timely filed reporting the cancellation of options to purchase 650,000 shares of common stock.

Committees of the Board of Directors

Due to the fact that the Company currently has just two directors, one of whom is member of executive management and not independent, the Company does not maintain separately designated audit, compensation and nominating and corporate governance committees of the Board. Upon the appointment of additional directors, the Company intends to reconstitute such committees of the Board.

Independence of the Board of Directors

The Board is currently composed of two (2) members, one of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Capital Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. Each of the current directors also serves as an executive officer of the Company, and thus are not independent.

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

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our “named executive officers” during the years ended December 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended December 31,	Salary ($)		Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Richard Heddle President & Chief Executive Officer, Director	2013	-		-	-		-	-	-	-		-

Kevin Rauber President & Chief Executive Officer, Director	2013	191,280	(3)	-	-		-	-	-	-		191,280
	2012	139,421	(4)	-	-		68,513	-	-	-		207,934

Tony Bogolin Former Chief Executive Officer, Director	2013	298,193	(5)	-	-		-	-	-	-		298,193
	2012	100,000	(6)	-	-		39,748	-	-	-		139,748

Matthew Ingham Former Chief Financial Officer, Director	2013	177,378	(7)	-	-		-	-	-	-		177,378
	2012	141,153	(8)	-	50,000		68,513	-	-	-		259,666

Nicholas Terranova Former Chief Financial Officer	2013	79,294		-	-		16,344	-	-	-		95,638

John Bordynuik Chief of Technology	2013	258,305	(9)	-		-	-	-	-		-	258,305
	2012	261,052	(10)	78,350		-	1,270,171	-	-		-	1,609,573

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

(3)	Represents Mr. Rauber’s salary from January 1, 2013 through May 2, 2013, the date Mr. Rauber resigned as our Chief Executive Officer.
(4)	Represents Mr. Rauber’s salary from May 15, 2012, the date Mr. Rauber became our Chief Executive Officer, through the end of the fiscal year.
(5)	Represents Mr. Bogolin’s salary from January 1, 2013 through August 14, 2013, the date Mr. Bogolin resigned as our Chef Executive Officer.
(6)	Represents Mr. Bogolin’s salary from June 25, 2012, the date Mr. Bogolin became our Chief Operating Officer, through the end of the fiscal year.
(7)	Represents Mr. Ingham’s salary from January 1, 2013 through August 14, 2013, the date Mr. Ingham resigned as our Chef Financial Officer.
(8)	Represents Mr. Ingham’s salary from January 9, 2012, the date Mr. Ingham became our Chief Financial Officer, through the end of the fiscal year.
(9)	Represents Mr. Bordynuik’s compensation as our Chief of Technology.
(10)
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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all restricted stock and stock option awards held by our named executive officers as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards							Stock Awards
Equity
										Equity	Incentive
										Incentive	Plan
										Plan	Awards:
										Awards:	Market or
					Equity					Number	Payout
					Incentive			Number	Market	of	Value of
					Plan			of	Value of	Unearned	Unearned
					Awards:			Shares	Shares	Shares,	Shares,
	Number of		Number of		Number of			or Units	or Units	Units or	Units or
	Securities		Securities		Securities			of Stock	of Stock	Other	Other
	Underlying		Underlying		Underlying			That	That	Rights	Rights
	Unexercised		Unexercised		Unexercised	Option		Have	Have	That	That
	Options		Options		Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)		(#)		Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable		Unexercisable		(#)	($)	Date	(#)	($)	(#)	($)
Richard Heddle	-		-		-	-	-	-	-	-	-

Kevin Rauber	300,000	(1)	-		-	1.5	-	-	-	-	-

Nicholas Terranova	60,000		-		-	0.32	-	-	-	-	-

Matthew Ingham	300,000	(3)	-		-	1.5	-	-	-	-	-

Tony Bogolin	400,000	(4)	-		-	1.5	-	-	-	-	-

John Bordynuik	1,400,000	(5)	1,950,000	(6)	-	1.50	-	-	-	-	-

(1)	Represents options to purchase common stock granted to Mr. Rauber on May 15, 2012.

(2)	Represents options to purchase common stock granted to Mr. Terranova on July 11, 2013.

(3)	Represents options to purchase common stock granted to Mr. Ingham on May 15, 2012.

(4)	Represents options to purchase common stock granted to Mr. Bogolin on June 25, 2012.

(5)	Represents options to purchase common stock granted to Mr. Bordynuik on May 15, 2012, which options vested on May 15, 2012.

(6)	Represents options to purchase common stock granted to Mr. Bordynuik on May 15, 2012, which options vest in equal installments on May 15, 2015, May 15, 2016 and May 15, 2017.

Option Exercises and Stock Vested During the Fiscal Year

During the fiscal year ended December 31, 2013, there were no exercises of stock options by, or vesting of shares of restricted stock held by, our named executive officers.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard Heddle	2013	-	-	-	-	-	-	-
Philip Bradley	2013	-	-	-	-	-	-	-
Kevin Rauber (1)	2013	-	-	-	-	-	-	-
Tony Bogolin (1)	2013	-	-	-	-	-	-	-
Matthew Ingham (1)	2013	-	-	-	-	-	-	-
John M Wesson (1)	2013	-	-	-	-	-	-	-

(1)	Resigned as a director prior to the end of the fiscal year ended December 31, 2013.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements, Severance and Change In Control Plans

The Company’s employment agreements with its executives are intended to comply with Section 409A of the Code.  We currently have not entered into employment agreements with Richard Heddle, our President and Chief Executive Officer, and Mr. Rahoul Banerjea, our Chief Financial Officer.  A summary of the Company’s employment agreement with John Bordynuik, our Chief of Technology, is set forth below.

John Bordynuik

Effective May 15, 2012, the Company entered into a five-year employment agreement with John Bordynuik, the Company’s Chief of Technology.  The employment agreement provides that Mr. Bordynuik will receive an annual base salary of $275,000.  Pursuant to the employment agreement, he was granted options to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share, of which 750,000 shares vested immediately and the remainder vest in equal installments over a five year period beginning on the first anniversary of the agreement.  Mr. Bordynuik is entitled to receive an annual performance bonus in an amount derived from the following formula: his base salary multiplied by the Company’s stock price divided by ten.  The maximum cash amount of such bonus is $100,000.  Mr. Bordynuik is also eligible to participate in employee benefit plans generally available to the Company’s management employees.  The agreement also provides for non-disclosure by Mr. Bordynuik of our confidential information and includes covenants by him not to solicit or disrupt our relationship with our customers, vendors, employees or consultants following termination of employment.

The material terms of the compensation and severance agreements with our former Chief Executive Officers and Chief Financial Officers are as follows:

Kevin Rauber

Effective May 15, 2012, the Company entered into a three-year employment agreement with Kevin Rauber, the Company’s former Chief Executive Officer and President.  The employment agreement provided that Mr. Rauber was entitled to receive an annual base salary of $250,000.  Pursuant to the employment agreement, he was granted options to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which options were to vest in equal installments over a five year period. Mr. Rauber was entitled to receive an annual performance bonus in an amount derived from the following formula: his base salary multiplied by the Company’s stock price divided by ten.  The maximum cash amount of such bonus was $100,000.  Mr. Rauber was also eligible to participate in employee benefit plans generally available to the Company’s management employees.  The agreement also provided for non-disclosure by Mr. Rauber of our confidential information and included covenants by him not to compete with us for a period of two years following termination of employment.

In connection with Mr. Rauber’s resignation from the Company, Mr. Rauber and the Company executed a separation agreement (the "Rauber Separation Agreement") on May 1, 2013. Pursuant to the terms of the Rauber Separation Agreement, Mr. Rauber received payment of the equivalent of four months of his base salary ($83,333) payable in accordance with the Company’s payroll practices and immediate accelerated vesting of options to purchase 200,000 shares of the Company’s common stock.  The exercise period of the vested options will be extended from ninety (90) days to seven years after execution of the Rauber Separation Agreement.  The remaining unvested options held by Mr. Rauber will be forfeited. In addition, Mr. Rauber received continued coverage under the Company's benefit plans or equivalent coverage through July 31, 2013.  The Rauber Separation Agreement also contains a general release of claims and certain non-solicitation, confidentiality and other customary provisions.  The Company’s obligation to pay the amounts described herein is contingent upon Mr. Rauber not revoking the general release within the periods set forth by applicable law.

 Tony Bogolin

 Effective June 25, 2012, the Company entered into a three-year employment agreement with Tony Bogolin, the Company’s Chief Operating Officer at such time.  The employment agreement provided that Mr. Bogolin would receive an annual base salary of $200,000.  Pursuant to the employment agreement, he was granted options to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which vest in equal installments over a five year period. Beginning on the first anniversary of the agreement, Mr. Bogolin was entitled to receive an annual performance bonus in an amount derived from the following formula: his base salary multiplied by the Company’s stock price divided by ten.  The maximum cash amount of such bonus is $100,000.  Mr. Bogolin was also eligible to participate in employee benefit plans generally available to the Company’s management employees.  The agreement also provided for non-disclosure by Mr. Bogolin of our confidential information and includes covenants by him not to solicit or disrupt our relationship with our customers, vendors, employees or consultants following termination of employment.

            On May 16, 2013, the Company entered into an Amendment to Employment Agreement (the “Amendment”) with Mr. Bogolin who, was appointed to the position of President and Chief Executive Officer of the Company on May 3, 2013.  The purpose of the Amendment was to amend certain terms of the Company’s employment agreement with Mr. Bogolin, dated as of October 18, 2012, to address matters arising from Mr. Bogolin’s new appointment. The Amendment provided that:  (i) Mr. Bogolin would serve as the Company’s President and Chief Executive Officer, (ii) Mr. Bogolin’s base salary was increased to $250,000 per year effective May 3, 2013; (iii) the Company would pay Mr. Bogolin a $50,000 bonus following execution of the Amendment; and (iv) the Company would award Mr. Bogolin additional options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.55 per share.  The options were subject to a vesting schedule whereby 50,000 option shares would vest on June 25th of each of 2013 and 2014.

Mr. Bogolin’s employment agreement was terminated as of August 14, 2013 upon his resignation. In connection with Mr. Bogolin’s resignation, Mr. Bogolin and the Company executed a separation agreement (the "Bogolin Separation Agreement") on August 14, 2013. Pursuant to the terms of the Bogolin Separation Agreement, Mr. Bogolin received (i)  payment of $105,966, representing payment of four months and one-half months of his base salary and all unused vacation pay, which amount is payable in three equal monthly installments and (ii) immediate accelerated vesting of his outstanding unvested options to purchase 370,000 shares of the Company’s common stock.  The exercise period of all of his options was extended to seven years after execution of the Bogolin Separation Agreement.  In addition, Mr. Bogolin will receive continued coverage under the Company's benefit plans or equivalent coverage through December 31, 2013.  The Bogolin Separation Agreement also contains a general release of claims and certain non-solicitation, confidentiality and other customary provisions.  The Company’s obligation to pay the amounts described herein is contingent upon Mr. Bogolin not revoking the general release within the periods set forth by applicable law.

Matthew Ingham

Effective May 15, 2012, the Company entered into a three-year employment agreement with Matthew Ingham, the Company’s Chief Financial Officer.  The employment agreement provided that Mr. Ingham would receive an annual base salary of $175,000.  Pursuant to the employment agreement, he was granted options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.50 per share, which vest in equal installments over a three year period. Beginning on the first anniversary of the agreement, Mr. Ingham was entitled to receive an annual performance bonus in an amount derived from the following formula: his base salary multiplied by the Company’s stock price divided by ten.  The maximum cash amount of such bonus is $100,000.  Mr. Ingham was also eligible to participate in employee benefit plans generally available to the Company’s management employees.  The agreement also provided for non-disclosure by Mr. Ingham of our confidential information and includes covenants by him not to solicit or disrupt our relationship with our customers, vendors, employees or consultants following termination of employment.

Mr. Ingham’s employment agreement was terminated as of August 14, 2013 upon his resignation. In connection with Mr. Ingham’s resignation, Mr. Ingham and the Company executed a separation agreement (the "Ingham Separation Agreement") on August 14, 2013. Pursuant to the terms of the Ingham Separation Agreement, Mr. Ingham received (i) payment of $74,176, representing payment of four months and one-half months of his base salary and all unused vacation pay, which amount is payable in three equal monthly installments and (ii) immediate accelerated vesting of his outstanding unvested options to purchase 200,000 shares of the Company’s common stock.  The exercise period of all of his options was extended to seven years after execution of the Separation Agreement.  In addition, Mr. Ingham will receive continued coverage under the Company's benefit plans or equivalent coverage through December 31, 2013.  The Ingham Separation Agreement also contains a general release of claims and certain non-solicitation, confidentiality and other customary provisions.  The Company’s obligation to pay the amounts described herein is contingent upon Mr. Ingham not revoking the general release within the periods set forth by applicable law.

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

Amendment, Suspension or Termination of the Plan

Unless earlier terminated by the Board, the Plan will terminate on May 23, 2022.  The Board may amend, suspend or terminate the Plan (or any portion thereof) at any time. However, no amendment may (a) materially adversely affect the rights of any participant under any outstanding award, without the consent of such participant, or (b) make any change that would disqualify the Plan from the benefits provided under Sections 422 and 162(m) of the Internal Revenue Code of 1986 (the “Code”), or (c) increase the number of shares available for awards under the Plan without stockholder approval; provided , however , that the Board and/or Committee  may amend the Plan, without the consent of any participants, in any way it deems appropriate  to satisfy Code Section 409A and any regulations or other authority promulgated thereunder, including any amendment to the Plan to cause certain awards not to be subject to Code Section 409A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our authorized capital stock consists of 150,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. As of June 3, 2014, we had issued and outstanding:

•	96,292,243 shares of Common Stock; and

•	1,967,207 shares of our Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”).

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 3, 2014 by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding Common Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

            Our outstanding shares of Series B Preferred Stock are reflected on an as-converted basis with our Common Stock.  The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after, June 3, 2014.  Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.  Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

In the table below, the percentage of ownership of our Common Stock is based on 96,292,243 shares of Common Stock outstanding as of June 3, 2014.   Unless otherwise noted below, the address of the persons listed on the table is c/o JBI, Inc., 20 Iroquois Street, Niagara Falls, New York 14303.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage
Executive Officers and Directors

Richard Heddle, Chief Executive Officer and Director	6,000,000	(1)	6.14%

Rahoul Banerjea, Chief Financial Officer	-		-

Philip J. Bradley, Director	-		-

All named executive officers and directors as a group	6,000,000		6.14%

5% or More Stockholders

* Less than 1.0%.

(1)	Includes warrants to purchase 3,000,000 shares of Common Stock.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2013 and 2012, respectively, for professional services rendered by MNP our current independent registered accounting firm for the audit of the Company's annual financial statements and for audit-related services, tax services and all other services, as applicable.

Service Provided	Fiscal 2013		Fiscal 2012

Audit Fees
Annual Audit	$285,523	(1)	$455,519	(2)

Audit Related Fees
Assurances and Related Sources			17,6440	(3)

Tax Fees
Tax Services			14,060	(4)

All Other Fees
Fees for other services			-

Total Fees	285,523		487,223

(1)	Includes the review of 2013 Quarterly Reports on Form 10-Q by MNP LLP and 2013 audit fees.

(2)	Includes the review of 2012 Quarterly Reports on Form 10-Q by MNP, LLP and 2012 audit fees.

(3)	Includes fees for the review and procedures performed on the Company’s filing of a Registration Statement on Form S-8 in conjunction with the 2012 Long Term Incentive Compensation Plan.

(4)	Fees related to the preparation of an amendment of tax returns for 2009, 2010 and 2011 tax years.

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

JBI, INC.

Date: June 3, 2014	By:	/s/ Richard Heddle
Name: Richard Heddle
Title: President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President ,Chief Executive Officer	June 3, 2014
Richard Heddle	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Rahoul S. Banerjea	Chief Financial Officer	June 3, 2014
Rahoul S. Banerjea	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

Exhibit No.	Description

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

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Preferred Super Voting Stock of JBI, Inc. dated June 2, 2014. (1)

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

10.3	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.4	Promissory Note, dated February 14, 2012, by Big 3 Packaging LLC in favor of JBI, Inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2012).

10.5	Lease, dated December 1, 2011, between JBI, Inc . and Avondale Stores Limited. (Incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 19, 2012)

10.6	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.7	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2012).

10.8	Employment Agreement, dated May 15, 2012, by and between JBI, Inc. and John Bordynuik (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 17, 2012).

10.9	2012 Long-Term Incentive Plan of JBI, Inc. dated as of May 23, 2012 (Incorporated herein by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on June 20, 2012).

Exhibit No.	Description

10.10
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

10.14	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 31, 2012).

10.15	Separation Agreement, effective as of May 1, 2013, between the Company and Kevin Rauber (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2013).

10.16
Amendment to Employment Agreement, dated as of May 16, 2013, between the Company and Tony Bogolin (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2013).

10.17
Stipulation Agreement, dated August 8, 2013, between the Company, and certain settling parties signatory thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2013).

10.18	Separation Agreement, dated August 14, 2013, between the Company and Tony Bogolin (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 15, 2013).

10.19	Separation Agreement, dated August 14, 2013, between the Company and Matthew Ingham (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 15, 2013).

10.20	Subscription Agreement, dated August 29, 2013, between the Company and Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 30, 2013).

Exhibit No.	Description

10.21
Secured Promissory Note, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 30, 2013).

10.22	Warrant, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 30, 2013).

10.23
Security Agreement, dated August 29, 2013, between the Company, Plastic2Oil of NY #1, LLC, JBI RE #1, Inc., Christiana Trust and Richard Heddle (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 30, 2013).

10.24	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.25	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.26	Joint Venture and Services Agreement between JBI, Inc. and RWH Marine Consulting dated February 12, 2010. (1)

21.1	Subsidiaries of the Registrant. (1)

JBI RE ONE Inc., an Ontario, Canada corporation.
Plastic2Oil Land, Inc., a Nevada corporation.
Plastic2Oil Marine, Inc. a Nevada corporation.
PAK-IT, LLC a Florida corporation.
Javaco, Inc., an Ohio corporation.
Plastic2Oil of NY #1, LLC a New York corporation.
JBI RE #1, Inc., a New York corporation.

23.1	Consent of MNP LLP (1)

23.2	Consent of MSCM LLP (1)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

Exhibit No.	Description

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)
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