Form 10-Q
period 2014-03-31
JBI, INC.
filed 2014-07-31
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

As of July 30, 2014, there were 114,500,943 shares of Common Stock, $0.001 par value per share, issued and outstanding.

JBI Inc.

(1)

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of the Company to control commodity prices; risks associated with the regulatory environment within which the Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements are discussed in more detail in the section entitled “Risk Factors” in Part IA of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on June 4, 2014.

The Company does not intend to, and the Company disclaims any obligation to, update any forward looking statements, whether written or oral, or whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise noted, references in this registration statement to “JBI” the “Company,” “we,” “our” or “us” means JBI, Inc., a Nevada corporation.

(2)

  PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

JBI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

ASSETS
	March 31, 2014	December 31, 2013
	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$86,663	$203,949
Cash held in attorney trust (Note 2)	11,974	12,637
Restricted cash (Note 2)	100,147	100,122
Accounts receivable, net of allowance of $91,710 (2013 - $91,710)	20,426	80,814
Inventories, net (Note 4)	140,183	147,120
Prepaid expenses and other current assets	138,633	76,305
TOTAL CURRENT ASSETS	498,026	620,947

PROPERTY, PLANT AND EQUIPMENT, NET	6,961,240	7,184,008

Deposits (Note 2)	1,484,908	1,484,453

TOTAL ASSETS	$8,944,174	$9,289,408

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,583,897	$1,510,611
Accrued expenses	944,817	851,532
Customer advances	26,120	26,120
Accrued lease obligation – current (Note 10)	79,428	83,466
Long-Term Debt, mortgage payable and capital leases – current (Note 9)	22,034	23,618
TOTAL CURRENT LIABILITIES	2,656,296	2,495,347

LONG-TERM LIABILITIES
Asset retirement obligations (Note 2)	30,533	30,306
Accrued lease obligation (Note 10)	364,982	383,388
Long-Term Debt, mortgage payable and capital leases (Note 9)	2,668,576	2,532,079
TOTAL LONG-TERM LIABILITIES	3,064,091	2,945,773

TOTAL LIABILITIES	5,720,387	5,441,120

STOCKHOLDERS' EQUITY
Preferred stock, Series B, par $0.001; 2,300,000 shares authorized, convertible into 16,100,000 shares of Common Stock, 2,204,100 shares issued and outstanding	2,204	2,204

Common stock, par $0.001; 150,000,000 authorized, 94,592,243 shares issued and outstanding (2013 – 90,692,243)	94,493	90,692
Common stock subscribed not issued, 4,100,000 shares	4,100	—

Preferred stock, Series A, par $0.001; 1,000,000 authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	65,993,817	64,872,659
Accumulated deficit	(62,871,837)	(61,118,267)
TOTAL STOCKHOLDERS' EQUITY	3,223,787	3,848,288

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,944,174	$9,289,408

The accompanying notes are an integral part of the condensed consolidated financial statements.

(3)

JBI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Sales
P2O	$18,718	$129,888
Other	—	14,920
Total sales	18,718	144,808

Cost of sales
P2O	23,804	128,864
Other	129	8,460
Total cost of sales	23,933	137,324

Gross profit (loss)	(5,215)	7,485

Operating expenses
Selling general and administrative expenses
Selling general and administrative- Professional Fees	613,348	425,543
Selling general and administrative- Compensation	408,776	692,346
Selling general and administrative- Other	535,681	1,049,260
Depreciation of property, plant and equipment and accretion of long-term liability	268,526	184,755
Research and development expenses	9,084	109,046
Total operating expenses	1,835,415	2,460,950

Loss from operations	(1,840,630)	(2,453,465)

Other expenses
Loss from disposal of assets	22	—
Interest income (expense), net	(101,802)	2,076
Other income, net	—	1,338
Total other expenses	(101,780)	3,414

Loss before income taxes	(1,942,410)	(2,450,051)

Current and future income tax expense (Note 8)	—	—

Net loss from continuing operations	(1,942,410)	(2,450,051)
Net income (loss) from discontinued operations (note 15)	188,840	(264,470)

Net loss	$(1,753,570)	$(2,714,521)

Deemed Dividends	851,826	—
Net loss attributable to common stockholders	(2,605,396)	(2,714,521)

Earnings (loss) per share
Basic and dilutive - from continuing operations	$(0.02)	$(0.03)
Basic and dilutive - from discontinued operations	**	N/A

Weighted average number of shares outstanding
Basic and dilutive (Note 2)	91,528,243	89,873,320

** Less than $.01

The accompanying notes are an integral part of the condensed consolidated financial statements.

(4)

JBI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)
	For the Three Months Ended
	March 31, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,942,410)	$(2,450,051)
Net income (loss) from discontinued operations	188,840	(264,470)
Items not affecting cash:
Depreciation of property plant and equipment and accretion of long-term liability	268,525	184,755
Other income	(480)	(6,164)
Accrued interest expense	90,000	—
Non-cash stock based compensation	719,090	260,745
Non-cash items impacting discontinued operations	967	—
Working capital changes:
Cash held in attorney trust	663	168,456
Accounts receivable	60,388	95,567
Inventories	6,937	(49,797)
Prepaid expenses and other current assets	(62,328)	52,448
Accounts payable	73,284	(921,075)
Accrued expenses	93,285	(46,286)
Other long-term liabilities and customer advances	—	(57)

NET CASH USED IN OPERATING ACTIVITIES	(503,239)	(2,976,015)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(18,405)	(285,330)
Deposits for property, plant and equipment	—	(739,177)
Changes attributable to discontinued operations	(5,622)	—

NET CASH USED IN INVESTING ACTIVITIES	(24,027)	(1,024,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock – Series B proceeds, net	—	3,998,292
Proceeds from sale of common stock and warrants	409,980	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	409,980	3,998,292

NET DECREASE IN CASH AND CASH EQUIVALENTS	(117,286)	(2,230)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	203,949	3,965,720

CASH AND CASH EQUIVALENTS AT END OF PERIOD	86,663	3,963,490

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$5,602	$5,602

The accompanying notes are an integral part of the condensed consolidated financial statements.

(5)

NOTE 1 - ORGANIZATION

JBI, Inc. (the “Company” or “JBI”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006.  310 had no significant activity from inception through 2009.  In April 2009, John Bordynuik, the Company’s former CEO and current Chief of Technology, purchased 63% of the issued and outstanding shares of 310.  During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, Plastic2Oil (“P2O”).  Plastic2Oil is a combination of proprietary technologies and processes developed by JBI which convert waste plastics and waste oil into fuel.  As of the date of this Report, JBI has built three processors which are located at its Niagara Falls, NY facility (the “Niagara Falls Facility”).

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), a distributor of electronic components, including home theater and audio video products.  In July 2012, the Company closed Javaco and sold substantially all its inventory and fixed assets.  The operations of Javaco have been classified as discontinued operations for all periods presented (Note 15).

In September 2009, the Company acquired Pak-It, LLC (“Pak-It”).  Pak-It operated a bulk chemical processing, mixing, and packaging facility.  It also developed and patented a delivery system that packages condensed cleaners in small water-soluble packages.  During 2011, the Company initiated a plan to sell certain operating assets of Pak-It and subsequently sold Pak-It in February 2012, with an effective date of January 1, 2012.  The operations of Pak-It have been classified as discontinued operations for all periods presented (see Note 15).

In December 2010, the Company entered into a twenty year lease for a recycling facility in Thorold, Ontario.  During the period, the Company determined that it would no longer operate the facility and shut down all operations.  The assets and operations related to the recycling facility have been reclassified as discontinued operations for all periods presented (Note 15).

The Company had to shut down its fuel production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of it’s processors.  Management estimates that the repair of the processors will require the expenditure of between $175,000 and $200,000. As of the date of this report the Company lacked the working capital or access to bank credit to make these repairs. The Company is reviewing our financing options, including the sale of shares of its common stock or other securities, in order to allow us to obtain sufficient funds to make the required repairs and resume operation of its processors. Management currently anticipates that the processors will remain idle at least until the third quarter of 2014. During the idle period, we significantly reduced our headcount by furloughing its operations personnel but retained a small team to perform general repairs and maintenance on the processors. Once the processors are repaired, we expect a small increase in its headcount in order to resume normal operations.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, and has a working capital deficiency of $2,158,270 and an accumulated deficit of $62,871,837 as of March 31, 2014. Management’s assessment of potential liquidity problems, working capital issues and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern and to operate in the normal course of business. To date, the Company has funded its activities primarily from equity financings and, to a much lesser extent, debt financing and cash from operations. A portion of such financings was funded by officers and directors of the Company. (See Note 13).

The Company will continue to require substantial funds to resume fuel production and to continue the expansion of its P2O business in order to achieve significant commercial production, and to significantly increase sales and marketing efforts. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common and/ or preferred stock and issuances of debt and/ or convertible debt instruments.

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

(6)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1, LLC, JBI (Canada) Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil Marine Inc., Javaco, Pak-It and Plastic2Oil Land Inc.  All intercompany transactions and balances have been eliminated on consolidation.  Amounts in the condensed consolidated financial statements are expressed in US dollars. Javaco and Pak-It have also been consolidated; however, as mentioned their operations are classified as discontinued operations (Note 15).

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include amounts for impairment of property, plant and equipment, estimating reserves and determining accruals related to discontinued operations, projecting future cash flows from property, plant and equipment, carrying value of inventory, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities, accounts receivable exposures, discount rate used in the determination of the fair value of the senior secured notes for purposes of performing the relative fair value calculation to allocate the proceeds between the notes and the warrants included in the subscription for the Notes, and the discount rate used to calculate the present value of the accrued lease liability.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

(7)

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.   The allowances for uncollectible accounts as of March 31, 2014 and December 31, 2013 was $91,710.

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

(8)

Construction in Process

The Company capitalizes customized equipment built to be used in the future day to day operations at cost. Once complete and available for use, the cost for accounting purposes is transferred to property, plant and equipment, where normal depreciation rates are applied.

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis when events or circumstances change in the business or the use of the long-lived asset that indicate that the carrying value of such assets may not be recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented (Note 15).

Asset Retirement Obligation

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers of the total costs expected to be incurred by the Company when closing a facility.  The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation of the asset retirement obligation.  As of the date of the creation of the asset retirement obligation, the Company determined the present value of the obligation using a discount rate equal to 2.96%.  The present value of the asset retirement obligation is then capitalized on the balance sheet and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense on the condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  As of March 31, 2014 and December 31, 2013, the Company recorded asset retirement obligations of $30,533 and $30,306, respectively.  These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.

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

Deposits

Deposits represent payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment.  Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered.  Until the Company has possession of the equipment, all payments made to these vendors are classified as deposits on assets.  Deposits were $1,484,908 and $1,484,453 as of March 31, 2014 and December 31, 2013, respectively.

(9)

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

P2O sales are recognized when a customer takes possession of the fuel since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession the customer has arranged for transportation of the fuel and the sales price either has been set in its purchase contract or negotiated prior to the time of pick up through the issuance of a purchase order. The Company negotiates the pricing of the fuel based on the quality of the product and the type of fuel being sold (e.g.. Naphtha, Fuel Oil No. 6 or Fuel Oil No. 2).

Shipping and Handling Costs

The Company’s shipping and handling costs were $11,204 and $13,357 for the three-month periods ended March 31, 2014 and 2013, respectively. Shipping and handling costs are capitalized to inventory and expensed to cost of sales when the related inventory is sold for all periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $490 and $2,865 for the three-month periods ended March 31, 2014 and 2013, respectively. These expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as an operating expense of the Company as incurred. For the three month periods ended March 31, 2014 and 2013, the Company expensed $9,084 and $109,046, respectively, for research and development costs.  Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Amounts included in the condensed consolidated statement of operations have been translated using the average exchange rate for the periods. For the three months ended March 31, 2014 and 2013, the Company recognized foreign exchange gains of $967 and losses of $11,657, respectively.  These amounts are included as selling, general and administrative expenses in the condensed consolidated statements of operations.

(10)

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2014, tax years since December 31, 2008 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the three month periods ended March 31, 2014 and 2013, potential dilutive common stock equivalents consisted of 16,100,000 shares underlying preferred stock Series B, 11,150,100 shares underlying common stock warrants, and 6,511,334 shares underlying stock options, which were not included in the calculation of the diluted loss per share,.

Segment Reporting

The Company operates in two reportable segments. ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in their consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our operating segments include plastic to oil conversion (Plastic2Oil), which includes our fuel sales, and Data Recovery and Migration, our magnetic tape reading segment. Our chief operating decision maker is the Company’s Chief Executive Officer. (See Note 14)

Concentrations and Credit Risk

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

(11)

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

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The impact on the Company’s Financial Statements of adopting ASU 2014-09 is being assessed by management.

 Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – INVENTORIES, NET

Inventories consist of the following:

	March 31, 2014	December 31, 2013

Raw materials	$399,007	$392,147
Finished goods	67,702	81,499
Obsolescence reserve	(326,526)	(326,526)

Total inventories	$140,183	$147,120

(12)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

March 31, 2014	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,053	(7,068)	210,985
Machinery and office equipment	6,590,755	(1,770,217)	4,820,538
Furniture and fixtures	16,368	(13,696)	2,672
Land	273,118	—	273,118
Asset retirement obligation	27,745	(3,607)	24,138
Office and industrial buildings	650,660	(89,965)	560,695
Fixed assets under capital lease	64,918	(23,148)	41,770
Construction in process	1,027,323		1,027,323
	$8,868,941	(1,907,701)	6,961,240

December 31, 2013	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,053	(5,251)	212,802
Machinery and office equipment	6,590,755	(1,558,597)	5,032,158
Furniture and fixtures	16,368	(13,148)	3,220
Land	273,118	—	273,118
Asset retirement obligation	27,745	(3,329)	24,416
Office and industrial buildings	650,660	(83,459)	567,201
Fixed assets under capital lease	64,918	(21,149)	43,769
Construction in process	1,027,323	—	1,027,323

	$8,868,941	(1,684,933)	7,184,008

At March 31, 2014 and 2013, machinery and equipment with a cost of $64,918, and accumulated amortization of $23,148 and $17,094, respectively, were under capital lease.

For the three-month period ended March 31, 2014, total depreciation expense consists of $Nil included in Cost of Sales and depreciation of property, plant and equipment and accretion of long-term liability of $222,996, which is separately disclosed in the operating expenses.

For the three-month period ended March 31, 2013, total depreciation expense consists of $7,646 included in Cost of Sales and depreciation of property, plant and equipment and accretion of long-term liability of $184,755, which is separately disclosed in the operating expenses.

Depreciation expense recognized in the condensed consolidated statements of operations was included in the following captions:

	For the three months periods ended
	March 31,	March 31,
Depreciation Expense	2014	2013

Depreciation expense and accretion of the asset retirement obligation included in operating expenses	$222,719	177,109
Depreciation expense included in cost of sales	—	7,646
Depreciation expense included in net loss from discontinued operations	—	4,572
Total depreciation of property, plant and equipment and accretion of the asset retirement obligation	$222,719	189,329

(13)

NOTE 6 – SHORT-TERM NOTE RECEIVABLE

Upon consummation of the sale of Pak-It, the Company entered into a long-term note receivable (the “Note”) with the buyer of Pak-It in the amount of $500,000.  The Note was recorded as of the date of closing at the fair value determined by discounting the face value of the Note using 7%, based on factors considered by the Company at the time of recording the Note.  Interest income is amortized into the value of the Note during the life of the Note and is recognized as interest income throughout the term of the Note, which was due on July 1, 2013. Interest income recognized on the Note for the three-month periods ended March 31, 2014 and 2013 was $Nil and $6,139, respectively.

Cancellation of Promissory note

On February 7, 2014, the Company accepted a cash payment of $200,000 in settlement of the $500,000 promissory note dated February 14, 2012 (the “Note”) that was originally issued by Big 3 Packaging LLC (the “Buyer”) in connection with the Company’s sale to Buyer of substantially all of the assets of Pak-It on February 14, 2012. In connection with the termination of the Note, the Company and the Buyer executed a mutual general release of claims.

The Note matured on July 1, 2013 but remained unpaid by the Buyer. The Company fully reserved for the full value of the note and included the amount of $500,000 as a loss contributable to discontinued operations (Note 15). The final termination payment of $200,000 was recorded as a bad debt recovery and included in income from discontinued operations for the three month period ended March 31, 2014.

NOTE 7 – RESTRICTED CASH AND LETTER OF CREDIT

	March 31, 2014	December 31, 2013

Restricted Cash securing $100,000 Letter of Credit	$100,147	100,122

During 2012, the Company entered into a letter of credit with one of its financial institutions to secure a performance bond required by a governmental agency for the sale of fuel.  This letter of credit is fully secured by restricted cash held by this institution and was not utilized at any point during the period ended March 31, 2014.  Restricted cash consists of $100,000 plus interest earned on the balance.

NOTE 8 - INCOME TAXES

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  As of March 31, 2014 and 2013, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada.  The Company had no income tax expense on its $1,942,410 pre-tax loss from continuing operations for the three months ended March 31, 2014.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of March 31, 2014, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The years ended December 31, 2008 through December 31, 2013 are open tax years.

NOTE 9 – LONG-TERM DEBT, MORTGAGE PAYABLE AND CAPITAL LEASES

	March 31, 2014	December 31, 2013
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity.	$280,700	$280,700
Equipment capital lease bears interest at 5.0% per annum, secured by the equipment and matures in April 2015, repayable in monthly installments of approximately $360.	4,542	5,556
Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matures in November 2015, repayable in monthly installments of approximately $516.	9,810	11,201
Equipment capital lease (provided by a related party) bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, repayable in monthly installments starting January 2015 approximately $3,800.	19,928	18,140
Secured Promissory Notes (provided by a related party) bearing interest of 12% per annum compounded annually and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. (Note 13)	2,375,630	2,240,100
	2,690,610	2,555,697

Less: current portion	22,034	23,618
	$2,668,576	$2,532,079

Continuity of Secured Promissory Notes	March 31, 2014	December 31, 2013
Face value of August 29, 2013 secured note payable	$1,000,000	$1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Total face value of promissory notes payable	3,000,000	3,000,000
Discount on August 29, 2013 secured note payable	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable	(600,400)	(600,400)
Accretion of discount on secured notes payable	96,230	50,700
Interest on secured notes payable	190,000	100,000
Carrying value of Secured Promissory Notes	$2,375,630	$2,240,100

The following annual payments of principal are required over the next five years in respect of these mortgages and capital leases:

Twelve Months Ended March 31,	Annual Payments
2015	$22,034
2016	292,946
2017	—
2018	—
2019	2,375,630
Total repayments	$2,690,610

(14)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, is a party to a consulting services contract entered into in 2010 with a company owned by Mr. Richard Heddle, who was appointed CEO of the Company in August 2013. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of March 31, 2014, there was no currently installed marine vessel processors as per the terms of the contract.

As of March 31, 2014, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of our operations.  In addition to the payments made to these vendors classified as deposits on assets, the Company will be required to pay approximately $495,000 upon the delivery of these assets.

The Company leases its premises in Thorold, Ontario, which was previously used in the operation JBI (Canada), Inc. doing business as Regional Recycling of Niagara ("RRON"). As of March 31, 2014, the remaining lease term was almost 17 years. During the third quarter of 2013, the Company determined that it would shut down the operations of RRON (see Note 15). The employees of RRON were given notice of the shut down in the first week of September, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September of 2013, the Company assessed its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and officially decided to cease use of the premises as of September 30, 2013. Accordingly, the Company applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. In measuring the liability, the Company calculated all remaining contracted lease payments, being $1,872,650 ($1,926,000 CAD), and performed a present value calculation using a discount rate of 20%. The present value calculation resulted in an accrued lease liability of $505,747, of which $79,428 is due within the next 12 months and has been presented as a current liability.  The total accrued lease liability expense was reduced by $68,818 of the deferred rent liability which was being amortized over the period of the lease.  The total expense included in loss from discontinued operations in the consolidated statements of operations is $11,165 for the three-month period ended March 31, 2014 (Note 17).

All future payments required under various agreements are summarized below:

Fiscal year ending December 31, 2014	$95,900
2015	95,900
2016	95,900
2017	95,900
2018	101,542
Thereafter	1,303,117
Total	$1,788,259

Contingencies

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  The debt in the amount of $346,386 was written off.  Prior to December 31, 2011, the former employee settled the dispute with the Company and agreed to repay $250,813 to the Company.  The employee owns shares of the Company and will sell and use the proceeds to make the repayments.  The Company recognizes these receipts as recoveries when realized.  As of March 31, 2014, the Company has received $118,250 of repayments. This is a cumulative amount from 2012 and 2013.  These recoveries of bad debt are included in selling, general and administrative expenses.

As previously reported, on July 28, 2011, certain of the Company’s stockholders filed a class action lawsuit against the Company and Messrs. Bordynuik and Baldwin on behalf of purchasers of its securities.  In an amended complaint filed on July 10, 2012, these stockholders sought to represent such purchasers during the period from August 28, 2009 through January 4, 2012. The original and amended complaints in that case, filed in federal court in Nevada, allege that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about the Company’s business, operations and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the Company made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that certain media credits (“Media Credits”) were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company's financial results were not prepared in accordance with Generally Accepted Accounting Principles; and (4) that the Company lacked adequate internal and financial controls.  During the quarter ended June 30, 2012, a lead plaintiff was appointed in the case and an amended complaint was filed. The Company’s’ answer to the amended complaint was filed during the fourth quarter of 2012.

(15)

On August 8, 2013, JBI, Inc., entered a stipulation agreement (the “Stipulation Agreement”) in potential settlement of the previously reported class action lawsuit filed by certain stockholders of the Company against the Company and Messrs. Bordynuik and Baldwin (both former officers of the Company) on behalf of a settlement class consisting of purchasers of the Company’s common stock during the period from August 28, 2009 through January 4, 2012 (the “Proposed Class Period”).  Under the Stipulation Agreement, the Company would agree to issue shares of its common stock that will comprise a settlement fund.  The number of shares to be issued will be dependent on the price per share of the Company’s common stock during a period preceding the date of the Court’s entry of final judgment in the case (the “Judgment Date”).  If the price of the Company’s common stock is less than $0.50 per share based upon the average closing price for the 90 trading days preceding the Judgment Date, the Company would issue 3 million shares of its common stock. If the price of the Company’s common stock is between $0.50 and $0.70 per share, based upon the same 90-day average closing price, the Company would issue 2.5 million shares of its common stock.  If the price of the Company’s common stock is more than $0.70 per share based upon the same 90-day average closing price the Company will issue 1.75 million shares of its common stock.  The shares will not be distributed to class members in kind.  At any time after final approval by the Court, class counsel would have the option to sell all or any portion of such shares for the benefit of class members, subject to certain volume limitations.  Plaintiff’s counsel’s attorneys’ fees, subject to Court approval, would be paid out of the settlement fund.  The Company would also pay settlement-related costs up to a maximum of $200,000.  The plaintiffs and each of the class members who purchased the Company’s common stock during the Proposed Class Period and alleged they were damaged would be deemed to have fully released all claims against the Company and other defendants upon entry of judgment.  On September 10, 2013, that agreement was submitted to the Court, and class counsel moved for entry of an order granting preliminary approval of the settlement, including the mailing of a settlement notice that will include, among other things, the general terms of the settlement, proposed plan of allocation, and terms of plaintiff’s counsel’s fee application.  On April 1, 2014, the Court issued an Order denying that motion.  It is anticipated that additional briefing will be submitted to the Court in support of the motion, and that the Court will then reconsider its Order. The Company cannot predict the outcome of the class action litigation at this time.

On April 25, 2013, plaintiffs ASPTO LLC, Plastic2Oil of Clearwater 1 LLC, and ES Resources LLC filed suit against the Company in the Circuit Court of Pinellas County, Florida, alleging breaches of certain contracts and seeking unspecified damages.  The Company thereafter removed the case to the United States District Court for the Middle District of Florida, and filed a motion to dismiss certain counts of the Complaint.  On November 12, 2013, the Court issued an Order transferring the case to the United States District Court for the District of Massachusetts.   On June 12, 2014, the parties stipulated to a dismissal of the case without prejudice, and the case has been dismissed.

On August 9, 2013, a purported shareholder derivative suit was filed in the United States District Court for the District of Massachusetts against John Bordynuik, former Chief Executive Officer of the Company and a former member of the Company’s Board of Directors, and Ronald C. Baldwin, former Chief Financial Officer of the Company.  The Complaint was filed by Erwin Grampp, allegedly acting on behalf of the Company, and it names the Company as a nominal defendant.  This is the second purported shareholder derivative suit that Mr. Grampp has filed in which the Company has been named as a nominal defendant.  As previously reported, the first such suit by Mr. Grampp was dismissed by the court.  This recent Complaint (“Grampp II”) alleges, inter alia, that defendants Bordynuik and Baldwin breached fiduciary duties owed to the Company by causing the Company to erroneously book certain media credits in 2009.  Grampp II alleges that this conduct resulted in two lawsuits against the Company, one an action brought by the Securities and Exchange Commission (“SEC Action”) and the other a purported class action by Ellisa Pancoe and Howard Howell (“Class Action”).  Grampp II alleges that the Company has settled the SEC Action, and that the Company is in the process of settling the Class Action, but that the Company has been damaged as a result of these two lawsuits.  Grampp II seeks to recover damages on behalf of the Company from defendants Bordynuik and Baldwin in an unspecified amount.  It also seeks unspecified equitable relief, and costs and attorneys’ fees incurred in the action.  On October 11, 2013, defendants Bordynuik and Baldwin filed a motion to dismiss this action.  Thereafter, the Court granted plaintiff leave to amend his Complaint, and defendants Bordynuik and Baldwin have renewed their motion to dismiss. The motion thus renewed is pending and the Court has not ruled upon it.  Pursuant to the Company’s By-Laws, the Company has an obligation to indemnify defendants Bordynuik and Baldwin to the fullest extent permitted by Nevada law.

On August 20, 2013, plaintiff Stephen Seneca filed suit against the Company and John Bordynuik, former Chief Executive Officer of the Company and a former member of its Board of Directors, alleging claims against the Company for fraud, negligence, civil conspiracy, and breach of contract, as well as a breach of Section 678.4011, Florida Statutes.  The claims allege wrongdoing by the Company in connection with a Unit Purchase and Exchange Agreement dated September 30, 2009, and certain shares of the Company’s stock issued pursuant thereto.  On September 17, 2013, plaintiff caused a Summons to be issued on the Complaint, and on September 26, 2013, plaintiff caused the Complaint to be served on the Company.  Plaintiff seeks damages “in excess of one million dollars.”  On October 31, 2013, the Company and Mr. Bordynuik filed a motion to dismiss this Complaint.    On May 14, 2014, the Court issued an Order granting the motion in part. The Court dismissed one of the claims made against the Company, and struck another from the Complaint.  Mr. Bordynuik and the Company thereafter filed their Answer to the complaint. The Company cannot predict the outcome of this matter at this time.

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

As of March 31, 2014, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

(16)

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

 The Company issued 3,900,000 additional shares of Common Stock during the three-month period ended March 31, 2014.

On February 19, 2014, the Company entered into Subscription Agreements with three investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 2.4 million shares of its common stock and warrants to purchase up to an additional 2.4 million shares of its common stock. The closings occurred between February 19 and 24, 2014. The purchase price per share was $0.05 and the gross proceeds to the Company were $120,000. The warrants have a three year term, and an exercise price of $0.10 per share of common stock. Concurrent with these subscriptions the Company entered into a consulting agreement with the investors and a fourth arm’s length party under which the Company would issue 1,500,000 shares upon commencement of the contract, and 1,000,000 shares on each of May 15, 2014, August 15, 2014 and January 15, 2015, respectively, for a total of 4,000,000 shares. Along with each of the forgoing share issuances, the Company is required to issue a commensurate number of warrants with a three year term and an exercise price of $0.10.. Additionally, under the terms of the consulting agreement the Company is committed to issue 1,000,000 additional shares if the Company becomes listed on the AMEX division of the New York Stock Exchange or NASDAQ. The consulting agreement also specifies contingent fees of 5% of the gross transaction amount for introducing a merger or acquisition candidate and 3% of fees earned from the introduction of a strategic or business partner.

On March 26, 2014, the Company entered into Subscription Agreements with eleven investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 3.2 million shares of its common stock and warrants to purchase up to an additional 3.2 million shares of its common stock. The closings occurred between March 17 and April 8, 2014. The purchase price per share was $0.10 and the gross proceeds to the Company were $384,960, of which $289,980 was received as of March 31, 2014. The warrants have a three year term, and an exercise price of $0.10 per share of common stock.

Warrants

			Weighted
	Warrants	Warrants	Average
Details	Number	Amount	Exercise Price
OUTSTANDING, DECEMBER 31, 2013 (i)	3,143,500	$1,056,970	$0.61
Issued (ii)	8,150,000	646,420	0.10
Expired (i)	(143,500)	—	(2.00)
OUTSTANDING, MARCH 31, 2014	11,150,000	$1,703,390	$0.22

Pursuant to a private placement that took place between December 30, 2011 and January 6, 2012, the Company issued 1,997,500 warrants to purchase shares of common stock for $2.00 to the subscribers of the December 2011/ January 2012 private placements.  The warrants have an eighteen month term from the date of issuance, such issuance dates ranged from January 6, 2012 through August 29, 2012.  As of December 31,2013, 1,854,000 warrants had expired.  The remaining 143,500 outstanding warrants expired on February, 26, 2014.

Pursuant to two separate secured debt issuances on August 29, 2013 and September 30, 2013, the Company issued 1,000,000 and 2,000,000 warrants, respectively, to purchase shares of common stock for $0.54 per share to the holder of the secured debt (see Note 13).  The warrants have a five year term from the date of issuance, as such the corresponding expiry dates are August 29, 2018 and September 30, 2018.

As of August 29, 2013, the 1,000,000 warrants issued were determined to each have a fair value of $0.3102, totaling a fair value of $310,200.  The Company determined this valuation through use of a binomial pricing model. The assumptions in valuing these Warrants consisted of:

●	Volatility – 141.929%, based on the Company’s Historical Stock Price

●	Risk Free Rate – 1.36%, based on the long-term US Treasury rate

As of September 30, 2013, the 2,000,000 warrants issued were determined to each have a fair value of $0.3002, totaling a fair value of $600,400.  The Company determined this valuation through use of a binomial pricing model. The assumptions in valuing these Warrants consisted of:

●	Volatility – 141.028%, based on the Company’s Historical Stock Price

●	Risk Free Rate – 1.36%, based on the long-term US Treasury rate

(ii) As of March 31, 2014, the 8,150,000 warrants issued were determined to each have a fair value of $0.0793, totaling a fair value of $646,420.  The Company determined this valuation through use of a binomial pricing model. The assumptions in valuing these Warrants consisted of:

●	Volatility – between 185.54,% and 176.81%, based on the Company’s historical stock price

●	Risk Free Rate – between 1.02% and 1.05% based on the long-term US Treasury rate

(17)

Preferred Stock

Series A Preferred Stock

At March 31, 2014, Mr. John Bordynuik, the Company’s founder and current Chief of Technology, held all outstanding 1,000,000 shares of the Company’s issued and outstanding Series A Preferred Stock.  These shares have no participation rights, however, they carry super voting rights in which each share of Preferred Stock has 100:1 times the voting rights of common stock. Mr. Bordynuik was a party to a letter agreement (the “Letter Agreement”) with certain investors (the “Investors”) in our May 2012 private placement, which Letter Agreement contained certain restrictions on Mr. Bordynuik’s ability to vote his shares of Series A Preferred Stock (see Note 17).

Series B Preferred Stock

The Series B Preferred Stock was created pursuant to the Certificate of Designation setting forth the powers, designations, preferences, rights, qualifications, limitations and restrictions of the Series B Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 24, 2012 (the “Series B Designation”).  Pursuant to the Series B Designation, the Series B Preferred Stock are convertible at the election of the holder into shares of common stock, par value $0.001 per share, of the Company (“Common Stock”), at the rate of seven (7) shares of Common Stock for each share of Series B Preferred Stock, subject to proportional adjustment for stock splits, combinations, consolidations, stock dividends, stock distributions, recapitalizations, reorganizations, reclassifications and other similar events. Upon any conversion, a holder of shares of Series B Preferred Stock must convert all shares of Series B Preferred Stock then held by such holder. All shares of Series B Preferred Stock that remained outstanding on June 30, 2014 were automatically converted into Common Stock pursuant to the terms of the Series B Designation (see Note 17).

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

The holders of the Series B Preferred Stock are not be entitled to receive dividends on the Series B Preferred Stock; provided, however, in the event the Board of Directors of the Company (the “Board”) declares and pays a dividend in respect of any Common Stock, then the Board shall declare and pay to the holders of the Series B Preferred Stock in an amount per share of Series B Preferred Stock equal to the number of shares of Common Stock into which the Series B Preferred Stock is convertible on the record date established by the Board or under applicable law for such dividend multiplied by the per share amount declared and paid in respect of each share of Common Stock.

The Company recognized a beneficial conversion feature related to the Series B Preferred Shares, to the extent that the conversion feature, based on the proceeds allocated to the Series B Preferred Shares, was in-the-money at the time they were issued. Such beneficial conversion feature amounted to approximately $2,467,571.  Because the Series B Preferred Shares have a stated conversion date and may be converted by the holder at any time, the beneficial conversion feature will be recognized ratably over the eighteen months in which the holders of the Series B Preferred Shares may exercise their conversion option.  Additionally, as the beneficial conversion feature is amortized, a deemed distribution is included in the computation of loss per share with no impact on net loss or stockholders ‘equity. No actual cash is paid out in relation to this transaction.

(18)

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

Valuation of Awards

Stock Options

There were no options granted during the three months ended March 31, 2014.

A summary of stock option activity for the quarter ended March 31, 2014 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Balance outstanding as of December 31, 2013	6,806,000	$1.21	$—
Cancelled	(294,666)	$0.38	$—
Balance outstanding as of March 31, 2014	6,511,334	$1.16	$—
Exercisable as of March 31, 2014	2,895,334	$1.25	$—

For the quarter ended March 31, 2014 and year ended December 31, 2013, the Company recorded compensation expense (included in selling, general and administrative expense) of $190,090, and $1,859,799, respectively, related to stock options and restricted stock.

NOTE 13 – RELATED PARTY TRANSACTIONS AND BALANCES

In August 29, 2013, the Company entered into a Subscription Agreement with Mr. Richard Heddle, the Company’s Chief Executive Officer and a member of the Company’s board of directors, whereby, Mr. Heddle purchased a $1 million principal amount 12% secured promissory note, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $1 million. In September 30, 2013, the Company entered into second subscription agreement with Mr. Heddle, for the purchase of a second note (a $2 million principal amount Note), and the issuance of warrant to purchase up to two million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $2 million. The Notes bear interest of 12% per annum compounded annually and interest is payable upon maturity.  The notes mature on August 31, 2018 and September 30, 2018, respectively. Repayment of the notes is secured by a security interest in substantially all of the assets of the Company and its subsidiaries.

In June and July, 2014, the Company’s Chief Executive Officer made seven individual loans to the Company totaling $156,275 to be used for working capital purposes.

In June and July, 2014, the Company’s Chief Technology Officer John Bordynuik made payments in behalf of the Company totaling $15,750 for critical operating services.

In March 2013, the Company’s Chief of Technology, as personal guarantor of a capital lease from Roynat Lease Finance, paid the outstanding obligation in the amount of $19,928 and assumed the lease.

(19)

NOTE 14 – SEGMENT REPORTING

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

Three Months Ended March 31, 2014
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$—	$18,718	$18,718
Cost of Sales		$23,804	$23,933
Total Operating Expenses	$—	$676,301	$676,301
Income (Loss) from Operations		$(676,301)	$(676,301)
Other Income (Expense)	$—	$5,316	$5,316
Net Income (Loss) from Continuing Operations		$(681,617)	$(681,617)
Total Assets	$—	$9,918,127	$9,918,127
Accounts Receivable	$—	$20,426	$20,426
Inventories	$—	$140,183	$140,183

Three Months Ended March 31, 2013
	Data Recovery & Migration	Plastic2Oil	Total
Sales	$14,920	$129,873	$144,793
Cost of Sales	$8,460	$128,864	$137,324
Total Operating Expenses	$—	$2,460,950	$2,460,950
Net Income (Loss)	$6,460	$(2,720,981)	$(2,714,521)
Total Assets	$58,930	$14,108,775	$14,167,705
Accounts Receivable	$58,930	$85,642	$144,572
Inventories	$—	$289,893	$289,893

(1)	All sales from the Data business were recorded in the United States for the period ended March 31, 2013. For the period ended March 31, 2013, P2O sales in the United States and Canada were $26,161 and $155,736, respectively.
(2)	P2O assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility. As of March 31, 2014, total long-lived assets of $5,924,530 and $510,069 were located in the United States and Canada, respectively.

(20)

NOTE 15 – DISCONTINUED OPERATIONS

	Three Months Ended March 31,
	2014	2013
Javaco	$—	—
Pak-It - Reserve for Note Receivable	(200,000)	—
Regional Recycling of Niagara	(11,165)	(264,470)
Total Income (loss) from discontinued operations	$188,840	(264,470)

Pak-It and Javaco

During the period ended June 30, 2013, the Company made an assessment of the collectability of the note receivable from the buyer of Pak-It.  It was determined that due to the lack of a payment within forty days of the due date that collectability was not assured and the Company has reserved for the full amount of the note receivable, $500,000 which has been recorded in the discontinued operations in the condensed consolidated statements of operations.

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

As of March 30, 2014 and December 31, 2014, no assets related to Javaco remained.

There are no operations of Javaco included in the condensed consolidated financial statements as of March 30, 2014.

Regional Recycling of Niagara

During the third quarter of 2013, the Company determined that due to the significant losses incurred by Regional Recycling of Niagara, and the continuous need to fund their operations through the Company’s Plastic2Oil operations, that it would shut down the operations of the facility.  The decision to do this was based on the following factors:

●	The inventory processed over the prior months at Regional Recycling of Niagara was comingled with contaminated materials that made the significant majority of their inventory worthless without significant additional processing and labor (see Note 4);
●	The fixed assets utilized at the facility were old and beginning to become in need of significant repairs, which would have been a significant cost to maintain (see Note 5);
●	The pre-processing cost of plastic at Regional Recycling of Niagara was significant and was a hindrance in the Company becoming profitable on a cost per gallon of fuel basis.
●	The Company leases the JBI Recycling Facility in Thorold, Ontario, Canada with terms remaining of up to 17 years (see Note 11).

The results of operations from Regional Recycling of Niagara for three months ended March 30, 2014 and 2013 have been classified as discontinued operations and are as follows:

Condensed Statements of Operations

	Three Months Ended March 31,
	2014	2013
Revenue	$—	52,009
Cost of Sales	—	22,652
Gross Profit	—	29,357
Operating Expenses	11,165	264,768
Other (Income) Expense	(200,000)	298
Inventory reserve (Note 4)	—	—

Income (Loss) before Income Taxes	188,835	(264,470)
Future income tax recovery		—
Income (Loss)from discontinued operations, net of tax	$188,835	(264,470))

(21)

NOTE 16 – RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation.  Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the three months ended March 31, 2014 and 2013, 100%%, and 93.0%, respectively, of total net revenues were generated from one customer and three customers.   As of March 31, 2014, and 2013 one, and four customers, respectively, accounted for 100.0%, and 90.5% of accounts receivable.

During the three months ended March 31, 2013 19.1%, of total net purchases were made from one vendor.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

Name Change and increase in total number of shares authorized

On May 16, 2014, the Company’s board of directors and certain stockholders holding a majority of the voting power of our outstanding common stock and preferred stock approved resolutions authorizing an amendment to its Articles of Incorporation to (i) change its name to “Plastic2Oil, Inc.” and (ii) increase the total number of authorized shares of common stock, par value $0.001 per share, of our Company from 150,000,000 shares to 250,000,000 shares.  A charter amendment to increase the authorized shares of common stock was filed in the State of Nevada on June 24, 2014. The charter amendment to effect the name change is expected to be filed in August 2014.

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

Series B Preferred Stock

In accordance with the Certificate of Designation relating to the Company’s shares of Series B Convertible Preferred Stock, effective as of June 30, 2014, all of the 2,182,600 outstanding shares of Series B Convertible Preferred Stock of the Company were automatically converted into an aggregate of 15,278,200 shares of common stock. On July 29, 2014, certificate of withdrawal relating to the Series B Convertible Preferred stock was filed with the Secretary of State of Nevada.

From April 2014 through July 30, 2014 the Company issued 4,100,000 shares of common stock for cash proceeds of $410,000, which was received during the three months ended March 31, 2014, and 60,000 shares of common stock for services rendered.

(22)

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated with delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and our inability to control commodity prices; risks associated with the regulatory environment within which we operate; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements are discussed in more detail in the section entitled “Risk Factors” in Part IA of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on June 4, 2014.

We do not intend to, and the Company disclaims any obligation to, update any forward looking statements, whether written or oral, or whether as a result of new information, future events or otherwise, except as required by law.

For financial reporting purposes, we operate two business segments, which are our fuel production business using our P2O solution, and our Data Recovery & Migration Business.  Previously, we operated an electronic and video equipment distribution business, conducted by Javaco, Inc. (“Javaco”).  As of March 31, 2014, no assets related to Javaco remained on the books.  For the three month period ended March 31, 2014, the operations of Javaco have been classified as discontinued.

Our P2O business has begun the transition from research and development to a commercial production business. We anticipate that this segment will continue to grow and ultimately will account for substantially all of our revenues for the remainder of 2014 and periods thereafter.   Historically, however, our revenues have been derived primarily from our other segments and products, including those noted above as discontinued operations.

(23)

Plastic2Oil Business

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

The Company had to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors.  Management estimates that the repair of the processors will require the expenditure of between $175,000 and $200,000. At July 28, 2014, we lacked the working capital or access to bank credit to make these repairs. We are reviewing our financing options, including the sale of shares of our common stock or other securities, in order to allow us to obtain sufficient funds to make the required repairs and resume operation of our processors. Management currently anticipates that the processors will remain idle at least until the third quarter of 2014. During the idle period, we significantly reduced our headcount by furloughing our operations personnel but retained a small team to perform general repairs and maintenance on the processors. Once the processors are repaired, we expect a small increase in our headcount in order to resume normal operations.

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

(24)

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

(25)

P2O Facilities

We currently have one main operating facility that we use in our P2O business, our P2O plant, as well as a second facility, our fuel blending site, for use in the future.  These are briefly described below. Additional information on our properties can be found in Item 2 of this report.

Niagara Falls, NY facility:  Our Niagara Falls, NY facility currently has two buildings used in fuel production operations, a 10,000 square foot building that currently houses one commercial-scale P2O processors, one P2O processor devoted to research & development activities, and a 7,200 square foot building housing the third commercial-scale P2O processor.  Our Niagara Falls operations are situated on eight acres which can accommodate expansion of our growing operations.  This facility also serves as the center of our research and development operations and our administrative offices.

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

Suppliers

The principal goods that we require for our P2O business are the waste plastic that we use as feedstock for production of our fuels.  We collect waste plastics from commercial and industrial businesses that generate large amounts of this waste stream. As of July 28, 2014 we had approximately 46,892 pounds of waste plastic and approximately 25,548 gallons of Heat Transfer Fluid available in inventory as feedstock, to support the resumption of operations upon the repairs, as mentioned above.

Licenses, Permits and Testing

We maintain the following permits and licenses in connection with the operation of our P2O business.

License/Permit	Issuing Authority	Registration Number	Issue/Expiration Date
Air Permit	NYSDEC	9-2911-00348/00002	06 /30/2014
Solid Waste Permit	NYSDEC	9-2911-00348/00003	06 /30/2014
Bulk Fuel Blending License	Ontario Technical Standards & Safety Authority	000184322	10/12/2014
Waste Disposal Site	Ontario Ministry of the Environment	A121029	Perpetual (subject to annual reviews)

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

(26)

Data Recovery & Migration Business

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

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue

Revenue is primarily derived from our P2O business through the sale of our fuels and processed waste paper fiber.  Additionally, from time to time, we are able to supplement this revenue with revenue from our Data Business through reading and interpreting magnetic tape media, dependent on the time constraints of our Chief of Technology, who possesses the relevant expertise.  We generated $18,718 of revenues from P2O business during the three-month period ended March 31, 2014, compared to revenues of $129,888 during the same period ended March 31, 2013. The following table shows a breakdown of our revenues from these sources.

Revenue	Quarter ended March 31, 2014	Quarter ended March 31, 2013	% Change

P2O Revenue
Fuels	$18,718-	$129,888	(86%)
Total P2O Revenue	18,718	129,888	(86%)

Data Business	—	14,920	(100%)
TOTAL REVENUE	$18,718	$144,808	(87%)

Fuel sales are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold.  Our fuels are sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers.  Generally, we are able to obtain a higher price per gallon for our Fuel Oil No. 2 as compared to Fuel Oil No. 6, and a significantly lower price for our Naphtha.  The decrease in fuel revenue in the first quarter of 2014 as compared to the same period in 2013 was mainly due to the Company’s decision to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors.

Revenues from the Data Business were driven by the completion of open and outstanding purchase orders. We had no revenues generated from the Data Business during the three-month period ended March 31, 2014, compared to revenues of $14,920 during the same period ended March 31, 2013. The decrease was a result of the reduction of headcount by furloughing our operations personnel.

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

Cost of Goods Sold	Quarter ended March 31, 2014	Quarter ended March 31, 2013	% Change
P2O COGS
Fuels	$23,933	128,864	(81%)
Total P2O COGS	23,933	$128,864	(81%)

Data Business		8,460	(100%)
TOTAL COGS	$23,933	$137,324	(83%)

Cost of goods sold decreased 83% in the first quarter of 2014 as compared to same period of 2013 as a result of the Company’s decision to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors. The following is a detail of the cost per gallon of fuel as well as the individual components that make-up the cost per gallon.

Fuel Type	2014 Average Cost per Gallon	2013 Average Cost per Gallon	% Change
Fuel Oil No. 6	$—	$1.73	(100%)
Fuel Oil No. 2	$—	$1.73	(100%)
Naphtha	$—	$1.73	(100%)

Cost of Goods Sold Components	2014 Percentage Cost per Gallon (%)	2013 Percentage Cost per Gallon (%)	% Change
Feedstock Costs	—	43.9	(100%)
Preprocessing Costs	—	37.0	(100%)
P2O Plant Costs	—	14.5	(100%)
Freight	—	4.6	(100%)

The cost of goods sold related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data.

(27)

Total Gross Profit (Loss)

Gross Profit(Loss)	Three months ended March 31, 2014	Gross Profit % - Three months ended March 31, 2014	Three months ended March 31, 2013	Gross Profit % - Three months ended March 31, 2013
P2O	(5,215)	N/A	1025	0.8%
Data Business		N/A	6,460	43.3%
TOTAL GROSS PROFIT(LOSS)	$(5,215)	N/A	$7,485	5.2%

For the three months ended March 31, 2014, we recorded negative gross profit of $5,215, compared to gross profit of $7,485 for the three months ended March 31, 2013.

The gross profit related to our fuel sales for the three months ended March 31, 2014 was negatively impacted by to the Company’s decision to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors.   For the three months ended March 31, 2013, upon the closure of RRON, we identified a number of significant sources of optimal feedstock which can be delivered directly to our Niagara Falls plant, without the need for pre-processing. The Company was receiving this product at a lesser price than the cost of the plastic that needed significant pre-processing.

Operating Expenses

We incurred operating expenses of $1,835,415 during the three months ended March 31, 2014, compared to $2,460,950 for the period ended March 31, 2013.  The major decreases in the current period, mainly driven by a $332,000 in non-cash stock compensation decrease, $340,00 legal Fees decrease offset by a $$528K non-cash professional fees increase and $100,000 decrease in repairs and maintenance expenses.

Operating Expenses	Three months ended March 31, 2014 ($)	Three months ended March 31, 2013 ($)
Selling, General and Administrative expenses- Professional Fees	$613,348	$425,543
Selling, General and Administrative expenses- Compensation	408,776	692,346
Selling, General and Administrative expenses- Other	535,681	1,049,260
Depreciation & Accretion	268,526	184,755
Research & Development	9,084	109,046
Total Operating Expenses	$1,835,415	$2,460,950

Non-Operating Expenses

Interest Expenses

For the three months ended March 31, 2014, we had net interest expense of $101,802, mainly from the interest payments on the mortgage on our facility in Canada, interest payments on our capital leases, and interest accrued on our long-term debt..  This was compared to the three months ended March 31, 2013, where we recognized net interest income of $2,076, mainly through interest payments on the mortgage on our facility in Canada as well as interest payments on our capital leases.

Income Tax Expenses

For the three months ended March 31, 2014 and 2013, we had no federal taxable income due to net losses and have recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

We incurred a net loss of $1,753,570 for the three months ended March 31, 2014 compared to a net loss of $2,714,521 in the three months ended March 31, 2013.  These losses consisted of losses from continuing operations of $1,942,410 and $2,450,051 for the three months ended March 31, 2014 and 2013, respectively, and income of $188,840 and loss of $264,470 from discontinued operations for the three months ended March 31, 2014 and 2013, respectively.

(28)

Liquidity and Capital Resources

As of March 31, 2014, the Company had cash and cash equivalents of $86,663 on hand.  The Company does not currently have a formal cash management policy in place.

The Company’s cash flows for the three months ended March 31, 2014 and 2013 are summarized below:

	2014	2013
Net Loss from Continuing Operations	$(1,942,410)	$(2,450,051)
Net Loss from Discontinued Operations	188,840	264,470
Net Loss	(1,753,570)	(2,714,521)
Net Cash Used in Operating Activities	(503,239)	(2,976,015)
Cash Flows from Investing Activities
Net Cash Used in Investing Activities	(24,027)	(1,024,507)
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	409,980	3,998,292

Cash and Cash Equivalents at Beginning of Year	203,949	3,965,720
Cash and Cash Equivalents at End of Year	86,663	3,963,490

We do not generate sufficient cash to fund our operations and we have limited capital resources. To fund operations during our development, we have primarily relied on net proceeds from the sale of equity or debt securities in private placement transactions, including investment by our officers and directors. If we fail to raise additional capital as and when needed, then we may be forced to severely curtail or cease operations.  There can be no assurance that financing will be available on favorable terms or at all. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders.

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

In the long term, we expect that we will be able to fund our daily operations through the generation of sales of our fuels and P2O Processors  However, we will require significant proceeds from the sale., of our common stock, preferred stock, debt securities in order to fund the construction of multiple processors .

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

In the three months ended March 31, 2014 and 2013, we had significant charges included in the reported Net Loss that had no effect on cash flows.  In both periods, these charges included depreciation of property, plant and equipment, allowances for uncollectible amounts, and stock based compensation and stock issued for services.

Investing activities include the Company’s cash investment in property, plant and equipment which amounted to $18,405 in the three months ended March 31, 2014, as compared to $1,024,507 in the three months ended March 31, 2013.  As we continue to grow and expand the number of processors, potential P2O plant locations and make any necessary modifications to the processors, buildings housing the processors and other enhancements, we expect to continue to make significant investment in property, plant and equipment in future periods.

Financing activities in the three months ended March 31, 2014 represented the cash received upon the sale of shares of common stock in private placement. during the period as compared to the three months ended March 31, 2013, cash from financing activities represented cash received from the sale of Series B Preferred Stock.  We expect to rely upon proceeds from future private placements of equity and debt securities to implement our growth and construction plans and meet our liquidity needs going forward.

While we have been successful in securing financing in sufficient amounts and suitable terms needed to meet our needs currently and in the past; there is no assurance that it will be able to do so in the future.

(29)

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

On March 31, 2014, the Company entered into a second Purchase Agreement with Mr. Heddle, pursuant to which, on March 30, 2013, the Company sold to Mr. Heddle a second note (a $2 million principal amount Note), together with a Warrant to purchase up to two million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $2 million.

In June and July, 2014, the Company’s Chief Executive Officer made seven individual loans to the Company totaling $156,275 to be used for working capital purposes.

In June and July, 2014, the Company’s Chief Technology Officer John Bordynuik made payments in behalf of the Company totaling $15,750 for critical operating services.

In March 2013, the Company’s Chief of Technology, as personal guarantor of a Capital Lease from Roynat Lease Finance paid the outstanding obligation in the amount of $19,928 and assumed the lease.

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

The Company has disclosed its accounting policies in “NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  The following accounting policies provide an update to those included under the same captions in the Company’s Annual Report on Form 10-K.

(30)

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. Accounts receivable determined to be uncollectible are recognized using the allowance method. The allowance for uncollectible accounts as of March 31, 2014 and December 31, 2013 was $91,710.

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

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in depreciation and accretion expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  The balance of such asset retirement obligation is included in other long-term liabilities with balances of $30,533 and $30,306 as of March 31, 2014 and December 31, 2013, respectively.

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

(31)

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

Subsequent Events

Name Change and increase in total number of shares authorized

On May 16, 2014, the Company’s board of directors and certain stockholders holding a majority of the voting power of our outstanding common stock and preferred stock approved resolutions authorizing an amendment to it’s Articles of Incorporation (the “Charter Amendment”) to (i) change it’s name to “Plastic2Oil, Inc.” and (ii) increase the total number of authorized shares of common stock, par value $0.001 per share, of our Company from 150,000,000 shares to 250,000,000 shares.  A charter amendment to increase the authorized shares of common stock was filed in the State of Nevada on June 24, 2014. The charter amendment to effect the name change is expected to be filed in August 2014.

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

On March 26, 2014 the Company entered into Subscription Agreements with eleven investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 3.2 million shares of its common stock and Warrants to purchase up to an additional 3.2 million shares of its common stock. The closings occurred between March 17 and April 8, 2014. The purchase price per share was $0.10 and the gross proceeds to the Company were $335, 000. The Warrants have a three year term, and an exercise price of $0.10 per share of common stock.

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

Series B Preferred Stock

In accordance with the Certificate of Designation relating to the Company’s shares of Series B Convertible Preferred Stock, effective as of June 30, 2014, all of the 2,182,600 outstanding shares of Series B Convertible Preferred Stock of the Company were automatically converted into an aggregate of 15,278,200 shares of common stock. On July 29, 2014, certificate of withdrawal relating to the Series B Convertible Preferred stock was filed with the Secretary of State of Nevada.

From April 2014 through July 30, 2014 the Company issued 4,100,000 shares of common stock for cash proceeds of $410,000, which was received during the three months ended March 31, 2014, and 60,000 shares of common stock for services rendered.

(32)

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

Interest Rate Risk

We deposit surplus funds with banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of current portion of capital leases outstanding as of March 31, 2014 and December 31, 2013 was $13,366 and $23,618, respectively. We are exposed to interest rate risk primarily with respect to our capital leases and mortgage.

Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Credit Risk

We have not experienced significant credit risk with our accounts receivable, as most of our customers are long-term customers with superior payment records. Our receivables are monitored regularly by our credit managers.  Currently, as noted in Note 6 to the condensed consolidated financial statements, we have become aware of the uncertainty of the creditworthiness of the note holder related to Pak-It and have accordingly reserved for the collectability of the note receivable related to that transaction.

During the quarter ended March 31, 2014 and 2013, 100%, and 93.0%, respectively, of total net revenues were generated from one customer and three customers.   As of March 31, 2014, and 2013 one, and four customers, respectively, accounted for 100.0%, and 90.5% of accounts receivable.

During the quarter ended March 31, 2013, 19.1%, of total net purchases were made from one vendor.

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

(33)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has reported to the Board of Directors material weaknesses described under the heading Managements’s Report on Internal Control over Financial Reporting” in Sect 9A of the Company’s Annual Report on Form 10-K for the year ended December 31,2013.

Item 5. Other Information

None.

(34)

PART II – OTHER INFORMATION

Management, including our principal executive officer and our principle financial officer, concluded that the Company’s internal controls over financial reporting were ineffective as of March 31, 2014 due to the material weakness discussed below.

Item 1.    Legal Proceedings

For a discussion of legal proceedings affecting the Company, see the information in Footnote 10, “Commitments and Contingencies”, to the financial statements, included in Part I of this Report.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

 None

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

Automatic Conversion of Series B Preferred Stock

In accordance with the Certificate of Designation relating to the Company’s shares of Series B Convertible Preferred Stock, effective as of June 30, 2014, all of the 2,182,600 outstanding shares of Series B Convertible Preferred Stock of the Company were automatically converted into an aggregate of 15,278,200 shares of common stock. The issuance of the foregoing securities was exempt from registration under the Securities Act of 1933, as amended, under Section 3(a)(9). On July 29, 2014, the Company filed a Certificate of Withdrawal of its Certificate of Designation relating to the Company’s Series B Convertible Preferred Stock.

Item 6.    Exhibits

(a)    Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy ExtensionDefinition Linkbase Document

3.1	Certificate of Withdrawal of Certificate of Designation relating to Series A Super Voting Preferred Stock.
3.2	Certificate of Withdrawal of Certificate of Designation relating to Series B Convertible Preferred Stock.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(35)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBI, INC.

Date: July 30, 2014	By:	/s/ Richard Heddle
Name: Richard Heddle
Title: President and Chief Executive Officer (Principal Executive Officer)

 (37)