Form 10-Q
period 2014-06-30
Plastic2Oil, Inc.
filed 2014-08-14
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to ______________

Commission File Number: 000-52444

PLASTIC2OIL, INC.

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

Yes  ☐ No ☒

As of August 14,, 2014, there were 114,530,943 shares of Common Stock, $0.001 par value per share, issued and outstanding.

(1)

PLASTIC2OIL Inc.

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

Unless otherwise noted, references in this report the “Company,” “we,” “our” or “us” means Plastic2oil, Inc., a Nevada corporation.

(2)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PLASTIC2OIL, Inc. AND SUBSIDIARIES
F/K/A JBI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

ASSETS
	June 30, 2014	December 31, 2013
	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$63,274	$203,949
Cash held in attorney trust (Note 2)	11,974	12,637
Restricted cash (Note 2)	100,172	100,122
Accounts receivable, net of allowance of $91,710 (2013 - $91,710)	—	80,814
Inventories (Note 4)	126,240	147,120
Prepaid expenses and other current assets	93,896	76,305
TOTAL CURRENT ASSETS	395,556	620,947

PROPERTY, PLANT AND EQUIPMENT, NET	6,593,720	7,184,008

Deposits (Note 2)	1,484,908	1,484,453

TOTAL ASSETS	$8,474,184	$9,289,408

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,858,759	$1,510,611
Accrued expenses	1,050,595	851,532
Customer advances	26,120	26,120
Accrued lease obligation – current (Note 10)	69,843	83,466
Long-Term Debt, mortgage payable and capital leases – current (Note 9)	11,781	23,618
Other current liabilities	98,311	—
TOTAL CURRENT LIABILITIES	3,115,409	2,495,347

LONG-TERM LIABILITIES
Asset retirement obligations (Note 2)	30,760	30,306
Accrued lease obligation (Note 10)	353,208	383,388
Long-Term Debt, mortgage payable and capital leases (Note 9)	2,811,732	2,532,079
TOTAL LONG-TERM LIABILITIES	3,195,700	2,945,773

TOTAL LIABILITIES	6,311,109	5,441,120

STOCKHOLDERS' EQUITY
Preferred stock, Series B, par $0.001; 2,300,000 shares authorized, convertible into 16,100,000 shares of Common Stock, 0 shares issued and outstanding (2013 - 2,204,100 )	—	2,204

Common stock, par $0.001; 250,000,000 (2013-150,000) authorized, 114.530,943 shares issued and outstanding (2013 – 90,692,243)	114,531	90,692
Common stock subscribed not issued, 1,100,000 shares	150	—
Preferred stock, Series A, par $0.001; 1,000,000 authorized, no shares issued and outstanding (2013 - 1,000,000)	—	1,000
Additional paid in capital	65,938,319	64,872,659
Accumulated deficit	(63,889,925)	(61,118,267)
TOTAL STOCKHOLDERS' EQUITY	2,163,075	3,848,288

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,474,184	$9,289,408

The accompanying notes are an integral part of the condensed consolidated financial statements.

(3)

PLASTIC2OIL, Inc. AND SUBSIDIARIES
F/K/A JBI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Sales
P2O	$6,355	$66,593	$25,073	$196,481
Other	—	35,312	—	50,232
Total sales	6,355	101,905	25,073	246,713

Cost of sales
P2O	—	121,896	23,804	250,760
Other	—	9,715	129	18,175
Total cost of sales	—	131,611	23,933	268,935

Gross profit (loss)	6,355	(29,706)	1,140	(22,222)

Operating expenses
Selling general and administrative expenses
Selling general and administrative- Professional Fees	350,264	(363,533)	963,612	62,010
Selling general and administrative- Compensation	35,954	1,555,268	444,730	2,247,614
Selling general and administrative- Other	208,560	693,552	744,241	1,742,812
Depreciation of property, plant and equipment and accretion of long-term liability	262,399	192,778	530,925	377,533
Research and development expenses	7,261	148,600	16,345	257,646
Total operating expenses	864,438	2,226,665	2,699,853	4,687,615

Loss from operations	(858,083)	(2,256,371)	(2,698,713)	(4,709,837)

Other expenses
Loss from disposal of assets	(14,772)	—	(14,772)	—
Interest income (expense), net	(99,858)	2,385	(201,660)	4,461
Other income, net	(44)	16,228	(22)	17,566
Total other expenses	(114,674)	18,613	(216,454)	22,027

Loss before income taxes	(972,757)	(2,237,758)	(2,915,167)	(4,687,810)

Current and future income tax expense (Note 8)	—	—	—	—

Net loss from continuing operations	(972,757)	(2,237,758)	(2,915,167)	(4,687,810)
Net income (loss) from discontinued operations (note 15)	(45,331)	(817,956)	143,509	(1,082,426)

Net loss	$(1,018,088)	$(3,055,714)	$(2,771,658)	$(5,770,236)

Deemed Dividends	861,291	—	1,713,117	—
Net loss attributable to common shareholders	(1,879,379)	(3,055,714)	(4,484,775)	(5,770,236)

Earnings (loss) per share
Basic and dilutive - from continuing operations	$(0.01)	$(0.03)	$(0.03)	$(0.06)
Basic and dilutive - from discontinued operations	**	N/A	**	N/A

Weighted average number of shares outstanding
Basic and dilutive (Note 2)	99,418,810	89,873,320	95,516,881	89,873,320

** Less than $.01

The accompanying notes are an integral part of the condensed consolidated financial statements.

(4)

PLASTIC2OIL, Inc. AND SUBSIDIARIES
F/K/A JBI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)
	For the Six Months Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,915,167)	$(4,687,810)
Net income (loss) from discontinued operations	143,509	(1,082,426)
Items not affecting cash:
Depreciation of property plant and equipment and accretion of long-term liability	439,764	407,120
Accretion of senior secured notes	91,060
Other income	(505)	(12,328)
Accrued interest expense	188,593	—
Non-cash stock based compensation	502,720	755,446
Non-cash items impacting discontinued operations	—	500,000
Provision for uncollectible accounts	—	17,153
Write-off of Property plant and equipment	169,382
Working capital changes:
Cash held in attorney trust	663	159,636
Accounts receivable	80,814	163,821
Inventories	20,880	(251,947)
Prepaid expenses and other current assets	(17,591)	202,588
Accounts payable	348,146	(811,802)
Accrued expenses	297,374	(136,163)
Other long-term liabilities and customer advances	—	(115)

NET CASH USED IN OPERATING ACTIVITIES	(650,358)	(4,776,827)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(18,405)	(1,463,664)
Deposits for property, plant and equipment		(645,448)
Changes attributable to discontinued operations	(43,802)	—

NET CASH USED IN INVESTING ACTIVITIES	(62,207)	(2,109,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock – Series B proceeds, net	—	3,998,292
Repayment of Debt	(11,685)
Proceeds from exercise of warrants	25,000
Proceeds from sale of common stock and warrants,NET	558,575	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	571,890	3,998,292

NET DECREASE IN CASH AND CASH EQUIVALENTS	(140,675)	(2,887,647)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	203,949	3,965,720

CASH AND CASH EQUIVALENTS AT END OF PERIOD	63,274	1,078,073

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$5,602	$10,899

The accompanying notes are an integral part of the condensed consolidated financial statements.

(5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION

Plastic2Oil, Inc. (the “Company”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006.  310 had no significant activity from inception through 2009.  In April 2009, John Bordynuik, the Company’s former CEO and current Chief of Technology, purchased 63% of the issued and outstanding shares of 310.  During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation. In August 2014, the Company changed its name to Plastic2Oil, Inc. The Company’s Plastic2Oil, or P2O, Process is a combination of proprietary technologies and processes developed by the Company which converts waste plastics and waste oil into fuel.  As of the date of this Report, the Company has built three processors which are located at its Niagara Falls, NY facility (the “Niagara Falls Facility”).

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), a distributor of electronic components, including home theater and audio video products.  In July 2012, the Company closed Javaco and sold substantially all its inventory and fixed assets.  The operations of Javaco have been classified as discontinued operations for all periods presented (see Note 15).

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

In December 2010, the Company entered into a twenty year lease for a recycling facility in Thorold, Ontario.  During the period, the Company determined that it would no longer operate the facility and shut down all operations.  The assets and operations related to the recycling facility have been reclassified as discontinued operations for all periods presented (see Note 15).

The Company had to shut down its fuel production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of its processors.  Management estimates that the repair of the processors will require the expenditure of between $175,000 and $200,000. As of the date of this report the Company lacked the working capital or access to bank credit to make these repairs. The Company is reviewing our financing options, including the sale of shares of its common stock or other securities, in order to allow us to obtain sufficient funds to make the required repairs and resume operation of its processors. Management currently anticipates that the processors will remain idle at least until the third quarter of 2014. During the idle period, we significantly reduced our headcount by furloughing its operations personnel but retained a small team to perform general repairs and maintenance on the processors. Once the processors are repaired, we expect a small increase in its headcount in order to resume normal operations.

(6)

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, and has a working capital deficiency of $2,719,853 and an accumulated deficit of $63,889,925 as of June 30, 2014. Management’s assessment of potential liquidity problems, working capital issues and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern and to operate in the normal course of business. To date, the Company has funded its activities primarily from equity financings and, to a much lesser extent, debt financing and cash from operations. A portion of such financings was funded by officers and directors of the Company. (See Note 13).

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

(7)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP. as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1, LLC, JBI (Canada) Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil Marine Inc., Javaco, Pak-It and Plastic2Oil Land Inc.  All intercompany transactions and balances have been eliminated on consolidation.  Amounts in the condensed consolidated financial statements are expressed in US dollars. Javaco and Pak-It have also been consolidated; however, as mentioned their operations are classified as discontinued operations (See Note 15).

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.   The allowances for uncollectible accounts as of June 30, 2014 and December 31, 2013 was $91,710.

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

(8)

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

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis when events or circumstances change in the business or the use of the long-lived asset that indicate that the carrying value of such assets may not be recoverable. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented (See Note 15).

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

As of June 30, 2014 and December 31, 2013, the Company recorded asset retirement obligations of $30,760 and $30,306, respectively.  These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.

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

(9)

Deposits

Deposits represent payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment.  Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered.  Until the Company has possession of the equipment, all payments made to these vendors are classified as deposits on assets.  Deposits were $1,484,908 and $1,484,453 as of June 30, 2014 and December 31, 2013, respectively.

Leases

The Company has entered into various leases for equipment. At the inception of a lease, the Company evaluates whether it is operating or capital in nature.  Operating leases are recorded as expense in the appropriate periods of the lease.  Capital leases are classified as property, plant and equipment and the related depreciation is recorded on the assets.  Also, the debt related to the capital lease is included in the Company’s short-term and long-term debt obligations, in accordance with the lease agreement.

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

P2O sales are recognized when a customer takes possession of the fuel since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession the customer has arranged for transportation of the fuel and the sales price either has been set in its purchase contract or negotiated prior to the time of pick up through the issuance of a purchase order. The Company negotiates the pricing of the fuel based on the quality of the product and the type of fuel being sold (e.g. Naphtha, Fuel Oil No. 6 or Fuel Oil No. 2).

Shipping and Handling Costs

The Company’s shipping and handling costs were $12,020 and $86,499 for the six-month periods ended June 30, 2014 and 2013, respectively. The Company’s shipping and handling costs were $816 and $73,142 for the three-month periods ended June 30, 2014 and 2013, respectively. Shipping and handling costs are capitalized to inventory and expensed to cost of sales when the related inventory is sold for all periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $490 and $5,708 for the six-month periods ended June 30, 2014 and 2013, respectively. The Company’s advertising costs were $-0- and $2,840 for the three-month periods ended June 30, 2014 and 2013, respectively. These expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as an operating expense of the Company as incurred. For the six month periods ended June 30, 2014 and 2013, the Company expensed $16,345 and $257,646, respectively, for research and development costs. The Company’s research and development costs were $7,261 and $148,600 for the three-month periods ended June 30, 2014 and 2013, respectively. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with FASB ASC Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions.

Amounts included in the condensed consolidated statement of operations have been translated using the average exchange rate for the periods. For the six months ended June 30, 2014 and 2013, the Company recognized foreign exchange losses of $3,467 and $9,459, respectively.  The Company’s foreign exchange losses were $11,204 and $2,198 for the three-month periods ended June 30, 2014 and 2013, respectively. These amounts are included as selling, general and administrative expenses in the condensed consolidated statements of operations.

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2014, tax years since December 31, 2008 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the six month and three month periods ended June 30, 2014 and 2013, potential dilutive common stock equivalents consisted of 12,000,000 shares underlying common stock warrants, and 5,345,334 shares underlying stock options, which were not included in the calculation of the diluted loss per share.

Segment Reporting

The Company operates in two reportable segments. ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in their consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our operating segments include plastic to oil conversion (P2O), which includes our fuel sales, and Data Recovery and Migration, our magnetic tape reading segment. Our chief operating decision maker is the Company’s Chief Executive Officer. (See Note 14).

(10)

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represents strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant components of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on our Financial Statements of adopting ASU 2014-08 is being assessed by management.

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

(12)

NOTE 4 – INVENTORIES, NET

Inventories consist of the following:

	June 30, 2014	December 30, 2013

Raw materials	$385,064	$392,147
Finished goods	67,702	81,499
Obsolescence reserve	(326,526)	(326,526)

Total inventories	$126,240	$147,120

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

June 30, 2014	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,053	(8,885)	209,168
Machinery and office equipment	5,507,232	(1,802,691)	3,704,541
Furniture and fixtures	16,368	(14,139)	2,229
Land	273,118	—	273,118
Asset retirement obligation	27,745	(3,884)	23,861
Office and industrial buildings	1,433,523	(148,056)	1,285,467
Fixed assets under capital lease	108,317	(40,304)	68,012
Construction in process	1,027,323		1,027,323
	$8,611,679	(2,016,709)	6,593,720

December 31, 2013	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$260,271	(5,251)	255,020
Machinery and office equipment	5,728,587	(1,509,954)	4,218,633
Furniture and fixtures	24,918	(15,619)	9,299
Land	273,118	—	273,118
Asset retirement obligation	27,745	(3,329)	24,416
Office and industrial buildings	1,418,663	(118,213)	1,300,450
Fixed assets under capital lease	108,317	(32,567)	75,749
Construction in process	1,027,323	—	1,027,323

	$8,868,941	(1,684,933)	7,184,008

At June 30, 2014 and 2013, machinery and equipment with a cost of $108,317, and accumulated amortization of $40,304 and $32,567, respectively, were under capital lease.

For the six-month period ended June 30, 2014, total depreciation expense consists of $Nil included in Cost of Sales and depreciation of property, plant and equipment and accretion of long-term liability of $530,925, which is separately disclosed in the operating expenses.

For the six-month period ended June 30, 2013, total depreciation expense consists of $9,353 included in Cost of Sales and depreciation of property, plant and equipment and accretion of long-term liability of $397,767, which is separately disclosed in the operating expenses.

Depreciation expense recognized in the condensed consolidated statements of operations was included in the following captions:

	For the six months periods ended
	June 30,	June 30,
Depreciation Expense	2014	2013

Depreciation expense and accretion of the asset retirement obligation included in operating expenses	$530,925	377,533
Depreciation expense included in cost of sales	—	9,353
Depreciation expense included in net loss from discontinued operations	—	20,234
Total depreciation of property, plant and equipment and accretion of the asset retirement obligation	$530,925	407,120

(13)

NOTE 6 – SHORT-TERM NOTE RECEIVABLE

Upon consummation of the sale of Pak-It, the Company entered into a long-term note receivable (the “Note”) with the buyer of Pak-It in the amount of $500,000.  The Note was recorded as of the date of closing at the fair value determined by discounting the face value of the Note using 7%, based on factors considered by the Company at the time of recording the Note.  Interest income is amortized into the value of the Note during the life of the Note and is recognized as interest income throughout the term of the Note, which was due on July 1, 2013. Interest income recognized on the Note for the six-month periods ended June 30, 2014 and 2013 was $-0- and $12,278, respectively.

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

The Note matured on July 1, 2013 but remained unpaid by the Buyer. The Company fully reserved for the full value of the note and included the amount of $500,000 as a loss contributable to discontinued operations (See Note 15). The final termination payment of $200,000 was recorded as a bad debt recovery and included in income from discontinued operations for the six months period ended June30, 2014.

(14)

NOTE 7 – RESTRICTED CASH AND LETTER OF CREDIT

	June 30, 2014	December 31, 2013

Restricted Cash securing $100,000 Letter of Credit	$100,172	100,122

During 2012, the Company entered into a letter of credit with one of its financial institutions to secure a performance bond required by a governmental agency for the sale of fuel.  This letter of credit is fully secured by restricted cash held by this institution and was not utilized at any point during the three or six months periods ended June 30, 2014.  Restricted cash consists of $100,000 plus interest earned on the balance.

NOTE 8 - INCOME TAXES

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  As of June 30, 2014 and 2013, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada.  The Company had no income tax expense on its $2,771,658 pre-tax loss from continuing operations for the six months ended June 30, 2014. The Company had no income tax expense on its $1,018,088 pre-tax loss from continuing operations for the three months ended June 30, 2014.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of June 30, 2014, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The years ended December 31, 2008 through December 31, 2013 are open tax years.

(15)

NOTE 9 – LONG-TERM DEBT, MORTGAGE PAYABLE AND CAPITAL LEASES

	June 30, 2014	December 30, 2013
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity.	$280,700	$280,700
Equipment capital lease bears interest at 5.0% per annum, secured by the equipment and matures in April 2015, repayable in monthly installments of approximately $360.	3,514	5,556
Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matures in November 2015, repayable in monthly installments of approximately $516.	8,399	11,201
Equipment capital lease (provided by a related party) bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, repayable in monthly installments starting January 2015 approximately $3,800.	19,740	18,140
Secured Promissory Notes (provided by a related party) bearing interest of 12% per annum compounded annually and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. (See Note 13)	2,511,160	2,240,100
	2,823,513	2,555,697

Less: current portion	11,781	23,618
	$2,811,732	$2,532,079

Continuity of Secured Promissory Notes	June 31, 2014	December 31, 2013
Face value of August 29, 2013 secured note payable	$1,000,000	$1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Total face value of promissory notes payable	3,000,000	3,000,000
Discount on August 29, 2013 secured note payable	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable	(600,400)	(600,400)
Accretion of discount on secured notes payable	141,760	50,700
Interest on secured notes payable	280,000	100,000
Carrying value of Secured Promissory Notes	$2,511,160	$2,240,100

The following annual payments of principal are required over the next five years in respect of these mortgages and capital leases:

Twelve Months Ended June 30,	Annual Payments
2015	$11,781
2016	2,288,791
2017	—
2018	—
2019	2,351,160
Total repayments	$2,811,732

(16)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, is a party to a consulting services contract entered into in 2010 with a company owned by Mr. Richard Heddle, who was appointed CEO of the Company in August 2013. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of June 30, 2014, there was no currently installed marine vessel processors as per the terms of the contract.

As of June 30, 2014, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of our operations.  In addition to the payments made to these vendors classified as deposits on assets, the Company will be required to pay approximately $495,000 upon the delivery of these assets.

The Company leases its premises in Thorold, Ontario, which was previously used in the operation JBI (Canada), Inc. doing business as Regional Recycling of Niagara ("RRON"). As of June 30, 2014, the remaining lease term was almost 17 years. During the third quarter of 2013, the Company determined that it would shut down the operations of RRON (see Note 15). The employees of RRON were given notice of the shut down in the first week of September, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September of 2013, the Company assessed its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and officially decided to cease use of the premises as of September 30, 2013. Accordingly, the Company applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. In measuring the liability, the Company calculated all remaining contracted lease payments, being $1,872,650 ($1,926,000 CAD), and performed a present value calculation using a discount rate of 20%. The present value calculation resulted in an accrued lease liability of $505,747, of which $69,843 is due within the next 12 months and has been presented as a current liability.  The total accrued lease liability expense was reduced by $68,818 of the deferred rent liability which was being amortized over the period of the lease.  The total expense included in loss from discontinued operations in the consolidated statements of operations is $143,509 for the six-month period ended June 30, 2014 (See Note 17).

All future payments required under various agreements are summarized below:

Fiscal year ending December 31, 2014	$95,900
2015	95,900
2016	95,900
2017	95,900
2018	101,542
Thereafter	1,303,117
Total	$1,788,259

(17)

Contingencies

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  The debt in the amount of $346,386 was written off.  Prior to December 31, 2011, the former employee settled the dispute with the Company and agreed to repay $250,813 to the Company.  The employee owns shares of the Company and will sell and use the proceeds to make the repayments.  The Company recognizes these receipts as recoveries when realized.  As of June 30, 2014, the Company has received $118,250 of repayments. This is a cumulative amount from 2012 and 2013.  These recoveries of bad debt are included in selling, general and administrative expenses.

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

On August 8, 2013, JBI, Inc., entered a stipulation agreement (the “Stipulation Agreement”) in potential settlement of the previously reported class action lawsuit filed by certain stockholders of the Company against the Company and Messrs. Bordynuik and Baldwin (both former officers of the Company) on behalf of a settlement class consisting of purchasers of the Company’s common stock during the period from August 28, 2009 through January 4, 2012 (the “Proposed Class Period”).  Under the Stipulation Agreement, the Company would agree to issue shares of its common stock that will comprise a settlement fund.  The number of shares to be issued will be dependent on the price per share of the Company’s common stock during a period preceding the date of the Court’s entry of final judgment in the case (the “Judgment Date”).  If the price of the Company’s common stock is less than $0.50 per share based upon the average closing price for the 90 trading days preceding the Judgment Date, the Company would issue 3 million shares of its common stock. If the price of the Company’s common stock is between $0.50 and $0.70 per share, based upon the same 90-day average closing price, the Company would issue 2.5 million shares of its common stock.  If the price of the Company’s common stock is more than $0.70 per share based upon the same 90-day average closing price the Company will issue 1.75 million shares of its common stock.  The shares will not be distributed to class members in kind.  At any time after final approval by the Court, class counsel would have the option to sell all or any portion of such shares for the benefit of class members, subject to certain volume limitations.  Plaintiff’s counsel’s attorneys’ fees, subject to Court approval, would be paid out of the settlement fund.  The Company would also pay settlement-related costs up to a maximum of $200,000.  The plaintiffs and each of the class members who purchased the Company’s common stock during the Proposed Class Period and alleged they were damaged would be deemed to have fully released all claims against the Company and other defendants upon entry of judgment.  On September 10, 2013, that agreement was submitted to the Court, and class counsel moved for entry of an order granting preliminary approval of the settlement, including the mailing of a settlement notice that will include, among other things, the general terms of the settlement, proposed plan of allocation, and terms of plaintiff’s counsel’s fee application.  On April 1, 2014, the Court issued an Order denying that motion. Additional briefing has been submitted to the Court in support of the motion, and it is anticipated that the Court will reconsider its Order. The Company cannot predict the outcome of the class action litigation at this time.

(18)

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

As of June 30, 2014, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

(19)

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

The Company converted 2,204,100 Shares Series B Convertible Preferred Stock into an aggregate of 15,428,700 shares of Common Stock during the six-month ended June 30, 2014.

On February 19, 2014, the Company entered into Subscription Agreements with three investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 2.4 million shares of its common stock and warrants to purchase up to an additional 2.4 million shares of its common stock. The closings occurred between February 19 and 24, 2014. The purchase price per share was $0.05 and the gross proceeds to the Company were $120,000. The warrants have a three year term, and an exercise price of $0.10 per share of common stock. Concurrent with these subscriptions the Company entered into a consulting agreement with the investors and a fourth arm’s length party under which the Company would issue 1,500,000 shares upon commencement of the contract, and 1,000,000 shares on each of May 15, 2014, August 15, 2014 and January 15, 2015, respectively, for a total of 4,000,000 shares. The 1,000,000 shares issuable in May 15, 2014 had yet to be issued as of June 30, 2014. Along with each of the forgoing share issuances, the Company is required to issue a commensurate number of warrants with a three year term and an exercise price of $0.10. Additionally, under the terms of the consulting agreement the Company is committed to issue 1,000,000 additional shares if the Company becomes listed on the AMEX division of the New York Stock Exchange or NASDAQ. The consulting agreement also specifies contingent fees of 5% of the gross transaction amount for introducing a merger or acquisition candidate and 3% of fees earned from the introduction of a strategic or business partner.

On March 26, 2014, the Company entered into Subscription Agreements with eleven investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 3.2 million shares of its common stock and warrants to purchase up to an additional 3.2 million shares of its common stock. The closings occurred between March 17 and April 8, 2014. The purchase price per share was $0.10 and the gross proceeds of $434,945 to the Company were received as of June 30, 2014. The warrants have a three-year term and an exercise price of $0.10 per share of common stock.

On March 13, 2014, the Company issued 60,000 shares of restricted common stock in satisfaction of $21,540, comprised of accrued and unpaid fees owed to Ms. Laura Ruber.

On May 16, 2014, the Company’s board of directors and certain stockholders holding a majority of the voting power of our outstanding common stock and preferred stock approved resolutions authorizing an amendment to its Articles of Incorporation to (i) change its name to “Plastic2Oil, Inc.” and (ii) increase the total number of authorized shares of common stock, par value $0.001 per share, of our Company from 150,000,000 shares to 250,000,000 shares.  A charter amendment to increase the authorized shares of common stock was filed in the State of Nevada on June 24, 2014. The charter amendment to effect the name change was filed on July 31, 2014.

(20)

Warrants

Details	Warrant Number	Weighted Average Exercise Price	Weighted Average Remaining Term
OUTSTANDING, DECEMBER 31, 2013 (i)	3,143,500	$0.61	4.46
Issued (ii)	9,250,000	0.10	2.97
Exercised (iii)	(250,000)	0.10	—
Expired (i)	(143,500)	(2.0)	—
OUTSTANDING, JUNE 30, 2014	12,000,000	$0.23	3.12

(i) Pursuant to a private placement that took place between December 30, 2011 and January 6, 2012, the Company issued 1,997,500 warrants to purchase shares of common stock for $2.00 to the subscribers of the December 2011/ January 2012 private placements.  The warrants have an eighteen month term from the date of issuance, such issuance dates ranged from January 6, 2012 through August 29, 2012.  As of December 31, 2013, 1,854,000 warrants had expired.  The remaining 143,500 outstanding warrants expired on February, 26, 2014.

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

(ii) On February 19, 2014, and March26, 2014, the Company entered into Subscription Agreements and Consulting Agreements with three investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase in aggregate 4.9 million shares of common stock at $0.10. On March 26, 2014, the Company entered into Subscription Agreements with eleven investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase in aggregate 4.350 million shares of common stock at $0.10

As of June 30, 2014, the 9,250,000 warrants issued were determined to each have a fair value of $0.0710, totaling a fair value of $656,880.  The Company determined this valuation through use of a binomial pricing model. The assumptions in valuing these Warrants consisted of:

●	Volatility – between 185.54,% and 176.81%, based on the Company’s historical stock price

●	Risk Free Rate – between 3.28% and 3.40% based on the long-term US Treasury rate

(iii) On July 11, 2014, the Company issued 25,000 shares of restricted common stock pursuant to the exercise of warrants to purchase 250,000 shares of common stock. The exercise price of the warrants was $0.10 and the Company received $25,000.

(21)

NOTE 12 – STOCK-BASED COMPENSATION PLANS AND AWARDS

The Company’s 2012 Long Term Incentive Plan (the “2012 Plan”) provides for the issuance of stock options, restricted stock units and other stock-based awards to members of management and key employees. The 2012 Plan is administered by the compensation committee of the Board of Directors of the Company, or in the absence of a committee, the full Board of Directors of the Company. The Plan was enacted in July 2012, and prior to this time, no plan and, consequently, no stock options or shares of restricted stock were granted under an equity compensation plan.

Valuation of Awards

Stock Options

There were no options granted during the three and six months ended June 30, 2014.

A summary of stock option activity for the six months ended June 30, 2014 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Balance outstanding as of December 31, 2013	6,806,000	$1.21	$—
Cancelled	(650,000)	$1.50	$—
Expired	(810,666)	$0.38	$—
Balance outstanding as of June 30, 2014	5,345,334	$1.30	$—
Exercisable as of June 30, 2014	2,895,334	$1.25	$—

On May 9, 2014 the Company Chief of Technology returned 650,000 unvested options to allocate more shares in the plan for future staff and directors. For the three and six months ended June 30, 2014, the Company recorded compensation (income) expense (included in selling, general and administrative expense) of ($203,189), and ($12,100), respectively, related to stock options and restricted stock.  The cancellation of unvested stock options resulted in reversal of prior year’s stock compensation expenses. For the three and six months ended June 30, 2013, the Company recorded compensation expense (included in selling, general and administrative expense) of $755,433, and $494,702 respectively, related to stock options and restricted stock.

(22)

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

In May, June, July and August, 2014, the Company’s Chief Executive Officer made eight individual loans to the Company totaling $208,838 to be used for working capital purposes.

In June and August, 2014, the Company’s Chief Technology Officer John Bordynuik made payments in behalf of the Company totaling $15,750 for critical operating services.

In March 2013, the Company’s Chief of Technology, as personal guarantor of a capital lease from Roynat Lease Finance, paid the outstanding obligation in the amount of $19,928 and personally assumed the lease.

NOTE 14 – SEGMENT REPORTING

The Company has two operating segments, Plastic2Oil, or P2O, and Data Recovery & Migration. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

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

Six Months Ended June 30, 2014
	Data Recovery & Migration	P2O	Total
Sales	$—	$25,073	$25,073
Cost of Sales		$23,804	$23,804
Total Operating Expenses	$—	$1,128,101	$1,128,101
Income (Loss) from Operations		$(1,126,833)	$(1,126,833)
Other Income (Expense)	$—	$25,196	$25,196
Net Income (Loss) from Continuing Operations		$(1,152,029)	$(1,152,029)
Total Assets	$—	$9,569,838	$9,569,838
Accounts Receivable	$—	$-	$-
Inventories	$—	$126,240	$126,240

Six Months Ended June 30, 2013
		Data Recovery & Migration	P2O	Total
Sales		$50,232	$196,481	$246,713
Cost of Sales		18,175	$250,760	$268,935
Total Operating Expenses	$		$4,687,615	$4,687,615
Income (Loss) from Operations		32,057	$(4,741,894)	$(4,709,837)
Other Income (Expense)		$—	$22,027	$22,027
Net Income (Loss) from Continuing Operations		32,057	$(4,719,867)	$(4,687,810)
Total Assets		$17,133	$12,461,523	$12,478,656
Accounts Receivable		$17,133	$42,033	$59,166
Inventories		$—	$492,043	$492,043

Three Months Ended June 30, 2014
	Data Recovery & Migration		P2O	Total
Sales	$	$6,355		$6,355
Cost of Sales	$	$(129)		$1(129)
Total Operating Expenses	$	$451,800		$451,800
Net Income (Loss) from Continuing Operations	$		$(470,412)	$(470,412)
Three Months Ended June 30, 2013
		Data Recovery & Migration	P2O	Total
Sales		$35,312	$66,608	$101,920
Cost of Sales		$9,715	$121,896	$131,611
Total Operating Expenses		$—	$2,226,665	$2,226,665
Net Income (Loss) from Continuing Operations		$25,597	$(1,998,886)	$(1,973,289)

All sales from the Data Recovery & Migration business were recorded in the United States for the three and six month period ended June 30, 2014 and 2013.  The decrease in fuel revenue in the three months ended June 30, 2014 as compared to the same period in 2013 is due to the Company’s decision to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors. For the period ended June 30, 2013, P2O sales in the United States and Canada were $46,150 and $228,179, respectively.

P2O assets include intercompany accounts receivables and the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility.  As of June 30, 2014, total long-lived assets of $5,704,034 and $367,648 were located in the United States and Canada, respectively

(23)

NOTE 15 – DISCONTINUED OPERATIONS

	2014	2013
Javaco	$—	$—
Pak-It - (Recovery) Reserve for Note Receivable	200,000	(500,000)
Regional Recycling of Niagara	(56,491)	(582,426)
Total Income (loss) from discontinued operations	$143,509	(1,082,426)

Pak-It and Javaco

During the six months ended June 30, 2013, the Company made an assessment of the collectability of the note receivable from the buyer of Pak-It.  It was determined that due to the lack of a payment within forty days of the due date that collectability was not assured and the Company has reserved for the full amount of the note receivable, $500,000 which has been recorded in the discontinued operations in the condensed consolidated statements of operations.

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

As of June 30, 2014 and December 31, 2013, no assets related to Javaco remained.

There are no operations of Javaco included in the condensed consolidated financial statements for the three and six months ended June 30, 2014.

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

The results of operations from Regional Recycling of Niagara for six months ended June 30, 2014 and 2013 have been classified as discontinued operations and are as follows:

Condensed Statements of Operations

	Six Months Ended June 30,
	2014	2013
Revenue	$—	77,853
Cost of Sales	—	38,858
Gross Profit	—	20,893,528
Operating Expenses	22,761	264,768
Other (Income) Expense		298
Loss on disposal of Assets	33,730	—

Income (Loss) before Income Taxes	(56,491)	(582,426)
Future income tax recovery		—
Income (Loss)from discontinued operations, net of tax	$(56,491)	(582,426)

(24)

NOTE 16 – RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation.  Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the six months ended June 30, 2014 and 2013, 100%, and 92.4%, respectively, of total net revenues were generated from two customer and four customers.   During the six months ended June 30, 2014 and 2013, 100%, and 75.2%, respectively, of accounts receivable were from nil customer and three customers.  During the three months ended June 30, 2014 and 2013, 100%, and 96.80%, respectively, of total net revenues were generated from one customer and four customers.

During the six months ended June 30, 2013 33.4%, of total net purchases were made from two vendors.  During the three months ended June 30, 2013, 33.6%, of total net purchases were made from three vendors.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On July 11, 2014, the Company issued 25,000 shares of restricted common stock pursuant to the exercise of warrants to purchase 250,000 shares of common stock. The exercise price of the warrants was $0.10 and the Company received $25,000.

On July 29, 2014, certificate of withdrawal relating to the Series B Convertible Preferred stock was filed with the Secretary of State of Nevada.

On July 31, 2014, a charter amendment to effect the Company’s name change to “Plastic2Oil, Inc.” was filed with the Secretary of State of Nevada.

(25)

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

For financial reporting purposes, we operate two business segments, which are our fuel production business using our P2O solution, and our Data Recovery & Migration Business.  Previously, we operated an electronic and video equipment distribution business, conducted by Javaco, Inc. (“Javaco”).  As of June 30, 2014, no assets related to Javaco remained on the books.  For the three and six month periods ended June 30, 2014, the operations of Javaco have been classified as discontinued.

Our P2O business has begun the transition from research and development to a commercial production business. We anticipate that this segment will continue to grow and ultimately will account for substantially all of our revenues for the remainder of 2014, and periods thereafter.   Historically, however, our revenues have been derived primarily from our other segments and products, including those noted above as discontinued operations.

(26)

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

The Company had to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors.  Management estimates that the repair of the processors will require the expenditure of between $175,000 and $200,000. At August 14,, 2014, we lacked the working capital or access to bank credit to make these repairs. We are reviewing our financing options, including the sale of shares of our common stock or other securities, in order to allow us to obtain sufficient funds to make the required repairs and resume operation of our processors. Management currently anticipates that the processors will remain idle at least until the third quarter of 2014. During the idle period, we significantly reduced our headcount by furloughing our operations personnel but retained a small team to perform general repairs and maintenance on the processors. Once the processors are repaired, we expect a small increase in our headcount in order to resume normal operations.

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

(27)

Processor Output

We are currently permitted to feed two tons, or 4,000 pounds, of waste plastic per hour into each processor by a continuous conveyor belt where it is heated by a burner that mainly burns off-gases produced from the P2O process. Plastic hydrocarbons are cracked into various shorter hydrocarbon chains and exit in a gaseous state. Any residue, metals and or non-usable substances remain in the reactor and are periodically removed. Through our proprietary process Fuel Oil No. 6, Fuel Oil No. 2, and Naphtha are condensed from the reactor through the remainder of the process. The fuel output is then transferred to storage tanks automatically by the system. Our process is mainly operated by an automated computer system that controls the conveyor feed rate, system temperatures, off-gas systems and the pumping out of newly created fuel to storage tanks. The plastic to liquid fuel conversion is approximately 86% by weight. Therefore, 20 tons of plastic would be processed into approximately 4,100 gallons of fuel. At August 14,, 2014, we had three operational processors at our Niagara Falls, NY facility. One processor was dedicated to Research & Development.

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

(28)

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

Suppliers

The principal goods that we require for our P2O business are the waste plastic that we use as feedstock for production of our fuels.  We collect waste plastics from commercial and industrial businesses that generate large amounts of this waste stream. As of June 30, 2014 we had approximately 394,148 pounds of waste plastic and approximately 11,140 gallons of Heat Transfer Fluid available in inventory as feedstock, to support the resumption of operations upon the repairs, as mentioned above.

(29)

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

(30)

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

Magnetic tapes were previously a primary media for data storage. Because of its cost effectiveness, magnetic tape was widely used by government, scientific, educational and commercial organizations for decades. Over time, these tapes can become vulnerable to deterioration when exposed to natural elements, which can render the tapes difficult to read or unreadable using the original tape-reading equipment.  Our Data Recovery & Migration Business involves reading old magnetic tapes, interpreting and restoring the data where necessary and transferring the recovered data to storage formats used in current systems. The recovered data is verified for accuracy and returned to customers in the media storage format of their choice. Our process gives customers the ability to conveniently catalogue and safely archive difficult-to-retrieve data on readily accessible, contemporary storage media. Users of these services generally include businesses or organizations that have historically stored information on magnetic tape, such as government agencies, oil and gas companies and academic institutions.

The process for data recovery was developed and is very highly dependent on Mr. John Bordynuik.  The Data Business’s reliance on Mr. Bordynuik is a key driver to achieving revenue. In light of our business strategy focus on our P2O business, we anticipate that revenues and profits generated from our Data Business operations will represent a decreasing share, if any, of our total revenues and profits in future reporting periods.

(31)

Results of Operations

Six and three months ended June 30, 2014 compared to six and three months ended June 30, 2013.

Revenue

Revenue is primarily derived from our P2O business through the sale of our fuels.  Additionally, from time to time, we are able to supplement this revenue with revenue from our Data Business through reading and interpreting magnetic tape media, dependent on the time constraints of our Chief of Technology, who possesses the relevant expertise.  We generated $25,073 of revenues from P2O business during the six-month period ended June 30, 2014, compared to revenues of $196,481 during the same period ended June 30, 2013. The following table shows a breakdown of our revenues from these sources.

Revenue	Six Months ended June 30, 2014	Six Months ended June 30, 2013	% Change

P2O Revenue
Fuels	$25,073	$196,481	(87%)
Total P2O Revenue	25,073	196,481	(87%)

Data Business	—	50,232	(100%)
TOTAL REVENUE	$25,073	$246,713	(90%)

Fuel sales are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold.  Our fuels are sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers.  Generally, we are able to obtain a higher price per gallon for our Fuel Oil No. 2 as compared to Fuel Oil No. 6, and a significantly lower price for our Naphtha.  The decrease in fuel revenue in the six months ended June 30 2014, as compared to the same period in 2013 was due to the Company’s decision to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors.

Revenues from the Data Business were driven by the completion of open and outstanding purchase orders. We had no revenues generated from the Data Business during the six-month period ended June 30, 2014, compared to revenues of $50,232 during the same period ended June 30, 2013. The decrease was a result of the reduction of headcount by furloughing our operations personnel.

Revenue	Three Months ended June 30, 2014	Three Months ended June 30, 2013	% Change

P2O Revenue
Fuels	$6,355	$66,593	(93.8%)
Total P2O Revenue	6,355	66,593	(93.8%)

Data Business	—	35,312	(100%)
TOTAL REVENUE	$6,355	$101,905	(90.5%)

The decrease in fuel revenue in the three months ended June 30, 2014, as compared to the same period in 2013 was due to the Company’s decision to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors.

We had no revenues generated from the Data Business during the three-month period ended June 30, 2014, compared to revenues of $35,312 during the same period ended June 30, 2013. The decrease was a result of the reduction of headcount by furloughing our operations personnel.

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

Cost of Goods Sold	Six Months ended June 30, 2014	Six Months ended June 30, 2013	% Change
P2O COGS
Fuels	$23,804	250,760	(91%)
Total P2O COGS	23,804	$250,760	(91%)

Data Business	-	18,175	(100%)
TOTAL COGS	$23,804	$268,935	(91%)

Cost of Goods Sold	Three Months ended June 30, 2014	Three Months ended June 30, 2013	% Change
P2O COGS
Fuels	$-	121,896	(100%)
Total P2O COGS	-	$121,896	(100%)

Data Business		9,715	(100%)
TOTAL COGS	$-	$131,611	(100%)

Cost of goods sold decreased 91% and 100% for the six and three months ended June 30, 2014 as compared to same period of 2013 as a result of the Company’s decision to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors.

The cost of goods sold related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data.

(32)

Operating Expenses

Operating Expenses	Six months ended June 30, 2014 ($)	Six months ended June 30, 2013 ($)
Selling, General and Administrative expenses- Professional Fees	$963,612	$62,010
Selling, General and Administrative expenses- Compensation	444,730	2,247,614
Selling, General and Administrative expenses- Other	530,925	377,533
Depreciation & Accretion	530,925	377,533
Research & Development	16,345	257,646
Total Operating Expenses	$2,699,853	$4,687,615

We incurred operating expenses of $2,699,853 during the six months ended June 30, 2014, compared to $4,867,615 for the period ended June 30, 2013.  The major decreases in the current period, mainly driven by a $868,008 in non-cash stock compensation decrease, $934,874 in wages expense decrease, $436,496 decrease in repairs and maintenance expenses, $303,707 decrease of additional operation expenses, offset by a $678,000 non-cash professional fees increase. We received a $700,000 insurance reimbursement for legal fees in the quarter ended June 30, 2013.

Operating Expenses	Three months ended June 30, 2014 ($)	Three months ended June 30, 2013 ($)
Selling, General and Administrative expenses- Professional Fees	$350,264	$(363,533)
Selling, General and Administrative expenses- Compensation	35,954	1,555,268
Selling, General and Administrative expenses- Other	208,560	693,552
Depreciation & Accretion	262,399	192,778
Research & Development	7,261	148,600
Total Operating Expenses	$864,438	$2,226,665

We incurred operating expenses of $864,438 during the three months ended June 30, 2014, compared to $2,226,665 for the period ended June 30, 2013.  The decrease in the current period was mainly driven by a $536,008 in non-cash stock compensation decrease, $984,279 in wages expense decrease, $336,496 decrease in repairs and maintenance expenses, and offset by a $373,602 increase in non-cash professional fees as indicated above. We received a $700,000 insurance reimbursement for legal fees in the quarter ended June 30, 2013.

(33)

Non-Operating Expenses

Interest Expenses

For the six months ended June 30, 2014, we had net interest expense of $201,660, mainly from the interest payments on the mortgage on our facility in Canada, interest payments on our capital leases, and interest accrued on our long-term debt.  This was compared to the six months ended June 30, 2013, where we recognized net interest income of $4,461, mainly through interest payments on the mortgage on our facility in Canada as well as interest payments on our capital leases, offset by recognition if interest income on the note receivable from the sale of PakIt.

Income Tax Expenses

For the six months ended June 30, 2014 and 2013, we had no federal taxable income due to net losses and have recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

We incurred a net loss of $2,771,658 for the six months ended June 30, 2014 compared to a net loss of $5,770,236 in the six months ended June 30, 2013.  These losses consisted of losses from continuing operations of $2,915,167 and $4,687,810 for the six months ended June 30, 2014 and 2013, respectively, and income of $143,509 and loss of $1,082,426 from discontinued operations for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash and cash equivalents of $63,274 on hand.  The Company does not currently have a formal cash management policy in place.

The Company’s cash flows for the six months ended June 30, 2014 and 2013 are summarized below:

	2014	2013
Net Loss from Continuing Operations	$(2,915,167)	$(4,687,810)
Net Loss from Discontinued Operations	143,509	(1,082,426)
Net Loss	(2,771,658)	(5,770,236)
Net Cash Used in Operating Activities	(650,358)	(4,776,827)
Cash Flows from Investing Activities
Net Cash Used in Investing Activities	(62,207)	(2,109,112)
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	571,890	3,998,292

Cash and Cash Equivalents at Beginning of Year	203,949	3,965,720
Cash and Cash Equivalents at End of Year	63,274	1,078,073

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

In the long term, we expect that we will be able to fund our daily operations through the generation of sales of our fuels and P2O Processors.  However, we will require significant proceeds from the sale of our common stock, preferred stock, debt securities in order to fund the construction of multiple processors.

(34)

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

In the six months ended June 30, 2014 and 2013, we had significant charges included in the reported Net Loss that had no effect on cash flows.  In both periods, these charges included depreciation of property, plant and equipment, allowances for uncollectible amounts, and stock based compensation and stock issued for services.

Investing activities include the Company’s cash investment in property, plant and equipment which amounted to $1,584 in the six months ended June 30, 2014, as compared to $1,463,664 in the six months ended June 30, 2013.  As we continue to grow and expand the number of processors, potential P2O plant locations and make any necessary modifications to the processors, buildings housing the processors and other enhancements, we expect to continue to make significant investment in property, plant and equipment in future periods.

Financing activities in the six months ended June 30, 2014 represented the cash received upon the sale of shares of common stock in private placements during the period as compared to the six months ended June 30, 2013, in which cash from financing activities represented cash received from the sale of Series B Preferred Stock.  We expect to rely upon proceeds from future private placements of equity and debt securities to implement our growth and construction plans and meet our liquidity needs going forward.

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

Transactions with Related parties

In May, June, July and August, 2014, the Company’s Chief Executive Officer made eight individual loans to the Company totaling $208,838 to be used for working capital purposes.

In June and July, 2014, the Company’s Chief of Technology John Bordynuik made payments in behalf of the Company totaling $15,750 for critical operating services.

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

(35)

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. Accounts receivable determined to be uncollectible are recognized using the allowance method. The allowance for uncollectible accounts as of June 30, 2014 and December 31, 2013 was $91,710.

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

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in depreciation and accretion expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  The balance of such asset retirement obligation is included in other long-term liabilities with balances of $30,760 and $30,306 as of June 30, 2014 and December 31, 2013, respectively.

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

(36)

Subsequent Events

Name Change and increase in total number of shares authorized

On May 16, 2014, the Company’s board of directors and certain stockholders holding a majority of the voting power of our outstanding common stock and preferred stock approved resolutions authorizing an amendment to it’s Articles of Incorporation (the “Charter Amendment”) to (i) change its name to “Plastic2Oil, Inc.” and (ii) increase the total number of authorized shares of common stock, par value $0.001 per share, of our Company from 150,000,000 shares to 250,000,000 shares.  A charter amendment to increase the authorized shares of common stock was filed in the State of Nevada on June 24, 2014. The charter amendment to effect the name change was filed on July 31, 2014.

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

Series B Preferred Stock

In accordance with the Certificate of Designation relating to the Company’s shares of Series B Convertible Preferred Stock, effective as of June 30, 2014, all of the 2,182,600 outstanding shares of Series B Convertible Preferred Stock of the Company were automatically converted into an aggregate of 15,428,700 shares of common stock. On July 29, 2014, certificate of withdrawal relating to the Series B Convertible Preferred stock was filed with the Secretary of State of Nevada.

From April 2014 through July 30, 2014 the Company issued 4,200,000 shares of common stock for cash proceeds of $413,760, which was received during the three months ended March 31, 2014, and 60,000 shares of common stock for services rendered.

(37)

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

Interest Rate Risk

We deposit surplus funds with banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of current portion of capital leases outstanding as of June 30, 2014 and December 31, 2013 was $11,781 and $23,618, respectively. We are exposed to interest rate risk primarily with respect to our capital leases and mortgage.

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

During the six months ended June 30, 2014 and 2013, 100%, and 92.4%, respectively, of total net revenues were generated from two customer and four customers.   As of June 30, 2014, and 2013, nil and three customers, respectively, accounted for 100.0%, and 75.2% of accounts receivable.  During the three months ended June 30, 2014 and 2013, 100%%, and 96.8.0%, respectively, of total net revenues were generated from one customer and four customers.

During the six months ended June 30, 2013 33.4%, of total net purchases were made from two vendor.  During the three months ended June 30, 2013, 33.6%, of total net purchases were made from three vendors.

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

(38)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has reported to the Board of Directors material weaknesses described under the heading “Management’s Report on Internal Control over Financial Reporting” in Section 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(39)

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2014, the Company issued 60,000 shares of restricted common stock in satisfaction of $21,540, comprised of accrued and unpaid fees owed to Ms. Laura Ruber.

With respect to the issuance of the shares of common stock, the Company has relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and the rules and regulations promulgated thereunder.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable

Item 5.    Other Information

On August 13, 2014, the Company issued an unsecured promissory note in favor of Richard Heddle, the Company’s President, Chief Executive Officer and Chairman of the Company’s board of directors to memorialize various loans by Mr. Heddle to the Company in June and August 2014 totaling $203,000. The proceeds of these loans were used for working capital purposes. The promissory note bears interest at the rate of 4% per annum.  All principal and interest on the promissory note is due and payable in full by the Company on demand.   The foregoing summary of the promissory note does not purport to be complete and is qualified in its entirety by reference to the actual promissory note, a copy of which is attached to this Quarterly Report as Exhibit 10.1.

Item 6.    Exhibits

(a)    Exhibits

10.1	Promisory Note dated August 13, 2014 by the Company in favor for Richard Heddle.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLASTIC2OIL, INC.

Date: August 14, 2014	By:	/s/ Richard Heddle
Name: Richard Heddle
Title: President and Chief Executive Officer (Principal Executive Officer)

 (40)