Form 10-Q
period 2014-09-30
Plastic2Oil, Inc.
filed 2014-11-14
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

As of November 14, 2014, there were 116,861,535 shares of Common Stock, $0.001 par value per share, issued and outstanding.

(1)

PLASTIC2OIL Inc.

(2)

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

(3)

PART I – FINANCIAL INFORMATION

Plastic2Oil, Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

ASSETS
	September 30, 2014	December 31, 2013
	(UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents	$20,391	$203,949
Cash held in attorney trust (Note 2)	5,827	12,637
Restricted cash (Note 2)	100,197	100,122
Accounts receivable, net of allowance of $0 (2013 - $91,710)	40,021	80,814
Inventories (Note 4)	110,793	147,120
Prepaid expenses and other current assets	49,563	76,305
TOTAL CURRENT ASSETS	326,792	620,947

PROPERTY, PLANT AND EQUIPMENT, NET	6,382,728	7,184,008

Deposits (Note 2)	1,483,987	1,484,453

TOTAL ASSETS	$8,193,507	$9,289,408

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,866,569	$1,510,611
Accrued expenses	1,392,801	851,532
Customer advances	—	26,120
Accrued lease obligation – current (Note 10)	71,929	83,466
Long-Term Debt, mortgage payable and capital leases – current (Note 9)	657,389	23,618
Other current liabilities	—	—
TOTAL CURRENT LIABILITIES	3,988,688	2,495,347

LONG-TERM LIABILITIES
Asset retirement obligations (Note 2)	$30,988	$30,306
Accrued lease obligation (Note 10)	330,799	383,388
Long-Term Debt, mortgage payable and capital leases (Note 9)	2,649,423	2,532,079
TOTAL LONG-TERM LIABILITIES	3,011,210	2,945,773

TOTAL LIABILITIES	6,999,898	5,441,120

STOCKHOLDERS' EQUITY
Preferred stock, Series B, par $0.001; 2,300,000 shares authorized, convertible into 16,100,000 shares of Common Stock, 0 and 2,204,100 shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	2,204

Common stock, par $0.001; 250,000,000 (2013-150,000) authorized, 116,861,535 shares issued and outstanding (2013 – 90,692,243)	116,862	90,692
Preferred stock, Series A, par $0.001; 1,000,000 authorized, 1,000,000 shares issued and outstanding	—	1,000
Additional paid in capital	66,377,099	64,872,659
Accumulated deficit	(65,300,352)	(61,118,267)
TOTAL STOCKHOLDERS' EQUITY	1,193,609	3,848,288

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,193,507	$9,289,408

The accompanying notes are an integral part of the condensed consolidated financial statements.

(4)

Plastic2Oil, Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Sales
P2O	$34,599	$277,276	$59,672	$473,757
Other	8,042	24,999	8,042	75,231
Total sales	42,641	302,275	67,714	548,988

Cost of sales
P2O	29,391	263,590	53,195	514,350
Other	2,017	9,209	2,146	27,384
Total cost of sales	31,408	272,799	55,341	541,734

Gross profit	11,233	29,476	12,373	7,254

Operating expenses
Selling general and administrative expenses
Selling general and administrative- Professional Fees	218,511	201,063	1,182,123	263,073
Selling general and administrative- Compensation	617,594	2,291,366	1,062,324	4,538,980
Selling general and administrative- Other	129,922	236,460	874,163	1,979,272
Depreciation of property, plant and equipment and accretion of long-term liability	256,749	284,513	787,674	662,046
Research and development expenses	4,654	107,643	20,999	365,289
Total operating expenses	1,227,430	3,121,045	3,927,283	7,808,660

Loss from operations	(1,216,197)	(3,091,569)	(3,914,910)	(7,801,406)

Other expenses	—
Gain (Loss) from disposal of assets	3,223	—	(11,549)	—
Interest income (expense), net	(104,447)	(15,264)	(306,107)	(10,803)
Other income, net	(10,966)	5,960	(10,988)	23,526
Total other expenses	(112,190)	(9,304)	(328,644)	12,723

Loss before income taxes	(1,328,297)	(3,100,873)	(4,243,464)	(7,788,683)

Current and future income tax expense (Note 8)	—	—	—	—

Net loss from continuing operations	(1,328,387)	(3,100,873)	(4,243,554)	(7,788,683)
Net income (loss) from discontinued operations (note 15)	(82,040)	(952,057)	61,469	(2,034,483)

Net loss	$(1,410,427)	$(4,052,930)	$(4,182,085)	$(9,823,166)

Deemed Dividends	—	—	(1,713,117)	—
Net loss attributable to common shareholders	1,410,427	(4,052,930)	(5,895,200)	(9,823,166)

Earnings (loss) per share
Basic and dilutive - from continuing operations	$(0.01)	$(0.03)	$(0.04)	$(0.09)
Basic and dilutive - from discontinued operations	**	$(0.01)	**	$(0.02)
Basic and dilutive per share	$(0.01)	$(0.04)	$(0.04)	$(0.11)

Weighted average number of shares outstanding
Basic and dilutive (Note 2)	115,130,943	90,270,744	102,150,000	90,028,406

** Less than $.01
The accompanying notes are an integral part of the condensed consolidated financial statements.

(5)

Plastic2Oil, Inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(4,243,554)	(7,788,683)
Net income (loss) from discontinued operations	61,469	(2,034,483)
Items not affecting cash:
Depreciation of property plant and equipment and accretion of long-term liability	650,252	702,209
Accretion of discount on secured senior debt	135,500	5,170
Other income	1,392	(12,355)
Accrued interest expense	268,647	10,000
Non-cash stock based compensation	914,558	1,745,306
Write-off of property plant and equipment	63,610
Total non-cash items from continuing operations	2,033,959	2,450,330
Non-cash items impacting discontinued operations	—	1,238,601
Working capital changes:
Cash held in attorney trust	6,810	141,756
Accounts receivable	14,673	131,388
Recovery of uncollectible accounts	—	12,000
Inventories	36,327	(238,379)
Prepaid expenses and other current assets	26,742	282,360
Accounts payable	394,586	(693,394)
Accrued expenses	541,359	(134,011)
Other long-term liabilities and customer advances	—	(170)
Total working capital changes:	1,020,497	(498,450)

NET CASH PROVIDE BY OPERATING ACTIVITIES	(1,127,629)	(6,632,685)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(10,584)	(1,544,341)
Deposits for property, plant and equipment	—	(645,448)
Proceeds from sale of property,plant & equipment	102,374	—
Changes attributable to discontinued operations	(64,125)	—

NET CASH USED IN INVESTING ACTIVITIES	27,665	(2,189,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock – Series B proceeds, net	—	3,998,292
Proceeds from the issuance of senior secured notes		3,000,000
Proceeds from the issuance of short term notes	346,895
Repayment of Debt	(10,584)
Proceeds from exercise of warrants	40,000
Proceeds from sale of common stock and warrants, Net	540,095	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	916,406	6,998,292

NET DECREASE IN CASH AND CASH EQUIVALENTS	(183,558)	(1,824,182)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	203,949	3,965,720

CASH AND CASH EQUIVALENTS AT END OF PERIOD	20,391	2,141,538

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$13,979	$16,042

Schedule of Non-Cash Investing and Financing Activities
Settlement of accounts payable with the issuance of common stock	$21,540	$—

 The accompanying notes are an integral part of the condensed consolidated financial statements.

(6)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION

Plastic2Oil, Inc. (the “Company”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006.  310 had no significant activity from inception through 2009.  In April 2009, John Bordynuik, the Company’s former CEO and current Chief of Technology, purchased 63% of the issued and outstanding shares of 310.  During 2009, the Company changed its name to JBI, Inc. and its main business operation. In August 2014, the Company changed its name to Plastic2Oil, Inc. The Company’s Plastic2Oil, or P2O, process is a combination of proprietary technologies and processes developed by the Company which converts waste plastics and waste oil into fuel.  As of the date of this Report, the Company has built three processors which are located at its Niagara Falls, NY facility (the “Niagara Falls Facility”).

In August, 2009, the Company acquired Javaco, Inc. (“Javaco”), a distributor of electronic components, including home theater and audio video products.  In July 2012, the Company closed Javaco and sold substantially all its inventory and fixed assets.  The operations of Javaco have been classified as discontinued operations for all periods presented (see Note 15).

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

In December 2010, the Company entered into a twenty-year lease for a recycling facility in Thorold, Ontario.  During 2013, the Company determined that it would no longer operate the facility and shut down all operations.  The assets and operations related to the recycling facility have been reclassified as discontinued operations for all periods presented (see Note 15 ).

The Company shut down its fuel production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of its processors.  Management estimated that the repair of the processors will require the expenditure of between $175,000 and $200,000. As of the date of this report, the Company lacked the working capital or access to bank credit to make these repairs. The Company is reviewing its financing options, including the sale of shares of its common stock or other securities, in order to allow it to obtain sufficient funds to make the required repairs and resume operation of its processors. Management currently anticipates that the processors will remain idle at least until the first quarter of 2015. During the idle period, the Company significantly reduced its headcount by furloughing its operations personnel but retained a small team to perform general repairs and maintenance on the processors. Once the processors are repaired, the Company expects a small increase in its headcount in order to resume normal operations.

On July 29, 2014, a certificate of withdrawal relating to the Company’s Series B Convertible Preferred Stock was filed with the Secretary of State of Nevada. The Series B Convertible Preferred Stock was automatically converted into shares of Common Stock during the nine-month ended September 30, 2014.

On July 31, 2014, a charter amendment to effect the name change to Plastic2Oil, Inc. was filed with the Secretary of State of Nevada.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, and has a working capital deficiency of $3,661,896 and an accumulated deficit of $65,300,352 as of September 30, 2014. Management’s assessment of potential liquidity problems, working capital issues and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern and to operate in the normal course of business. To date, the Company has funded its activities primarily from equity financings and, to a much lesser extent, debt financing and cash from operations. A portion of such financings was funded by officers and directors of the Company. (See Note 13).

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

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1, LLC, JBI (Canada) Inc., JBI CDE Inc., JBI Re One Inc., JBI Re#1 Inc., Plastic2Oil Marine Inc., Javaco, Pak-It and Plastic2Oil Land Inc.  All intercompany transactions and balances have been eliminated on consolidation.  Amounts in the condensed consolidated financial statements are expressed in US dollars. Javaco and Pak-It have also been consolidated; however, as mentioned earlier, their operations are classified as discontinued operations (See Note 15).

Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include amounts for impairment of property, plant and equipment, estimating reserves and determining accruals related to discontinued operations, projecting future cash flows from property, plant and equipment, carrying value of inventory, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities, accounts receivable exposures, and the discount rate used to calculate the present value of the accrued lease liability.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers.   The allowances for uncollectible accounts as of September 30, 2014 was $Nil and as of December 31, 2013 was $91,710.

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

As of September 30, 2014 and December 31, 2013, the Company has accrued asset retirement obligations of $30,988 and $30,306, respectively.  These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.

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

Deposits

Deposits represent payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment.  Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered.  Until the Company has possession of the equipment, all payments made to these vendors are classified as deposits on assets.  Deposits were $1,483,987 and $1,484,453 as of September 30, 2014 and December 31, 2013, respectively.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and collection is reasonably assured.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured .

P2O sales are recognized when a customer takes possession of the fuel since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession the customer has arranged for transportation of the fuel and the sales price either has been set in its purchase contract or negotiated prior to the time of pick up through the issuance of a purchase order. The Company negotiates the pricing of the fuel based on the quality of the product and the type of fuel being sold (e.g. Naphtha, Fuel Oil No. 6 or Fuel Oil No. 2 ).

Shipping and Handling Costs

The Company’s shipping and handling costs were $16,475 and $117,370 for the nine-month periods ended September 30, 2014 and 2013, respectively. The Company’s shipping and handling costs were $4,455 and $35,668 for the three-month periods ended September 30, 2014 and 2013, respectively. Shipping and handling costs are capitalized to inventory and expensed to cost of sales when the related inventory is sold for all periods presented .

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $490 and $9,655 for the nine-month periods ended September 30, 2014 and 2013, respectively. The Company’s advertising costs were $Nil and $3,950 for the three-month periods ended September 30, 2014 and 2013, respectively. These expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations .

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as an operating expense of the Company as incurred. For the nine month periods ended September 30, 2014 and 2013, the Company expensed $20,999 and $365,289, respectively, for research and development costs. The Company’s research and development costs were $4,654 and $107,643 for the three-month periods ended September 30, 2014 and 2013, respectively. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor .

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with FASB Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions.

Amounts included in the condensed consolidated statement of operations have been translated using the average exchange rate for the periods. For the nine months ended September 30, 2014 and 2013, the Company recognized foreign exchange losses of $3,852 and $7,641, respectively.  The Company’s foreign exchange losses were $385 and gains of $(89) for the three-month periods ended September 30, 2014 and 2013, respectively. These amounts are included as selling, general and administrative expenses in the condensed consolidated statements of operations.

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2014, tax years since December 31, 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the nine month and three month periods ended September 30, 2014 and 2013, potential dilutive common stock equivalents consisted of 11,850 shares underlying common stock warrants, and 5,345,334 shares underlying stock options, which were not included in the calculation of the diluted loss per share   .

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

(9)

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant components of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on our Financial Statements of adopting ASU 2014-08 is being assessed by management.

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

(10)

NOTE 4 – INVENTORIES, NET

Inventories consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 30, 2013

Raw materials	$385,064	$392,147
Finished goods	52,255	81,499
Obsolescence reserve	(326,526)	(326,526)

Total inventories	$110,793	$147,120

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following as of September 30, 2014 and December 31, 2013:

September 30, 2014	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,053	$ (10,701)	$ 207,352
Machinery and office equipment	5,507,232	(1,992,972)	3,514,260
Furniture and fixtures	16,368	(14,460)	1,908
Land	273,118	—	273,118
Asset retirement obligation	27,745	(4,162)	23,583
Office and industrial buildings	1,433,523	(162,483)	1,271,040
Fixed assets under capital lease	108,317	(44,173)	64,144
Construction in process	1,027,323		1,027,323
	$8,611,679	$ (2,228,951)	$6,382,728

December 31, 2013	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$260,271	$ (5,251)	$ 255,020
Machinery and office equipment	5,728,587	(1,509,954)	4,218,633
Furniture and fixtures	24,918	(15,619)	9,299
Land	273,118	—	273,118
Asset retirement obligation	27,745	(3,329)	24,416
Office and industrial buildings	1,418,663	(118,213)	1,300,450
Fixed assets under capital lease	108,317	(32,567)	75,749
Construction in process	1,027,323	—	1,027,323

	$8,868,941	$(1,684,933)	$7,184,008

At September 30, 2014 and 2013, machinery and equipment with a cost of $108,317 and accumulated amortization of $44,173 and $28,699, respectively, were under capital lease.

For the nine-month period ended September 30, 2014, total depreciation expense consists of $Nil included in Cost of Sales and depreciation of property, plant and equipment and accretion of long-term liability of $650,252 is included in operating expenses.

For the nine-month period ended September 30, 2013, total depreciation expense consists of $13,564 included in Cost of Sales and depreciation of property, plant and equipment and accretion of long-term liability of $656,876 is included in operating expenses.

Depreciation expense recognized in the condensed consolidated statements of operations was included in the following captions:

	For the nine months periods ended
	September 30,
Depreciation Expense	2014	2013

Depreciation expense and accretion of the asset retirement obligation included in operating expenses	$650,252	$ 656,876
Depreciation expense included in cost of sales	—	13,564
Depreciation expense included in net loss from discontinued operations	—	31,769
Total depreciation of property, plant and equipment and accretion of the asset retirement obligation	$650,252	$ 702,209

	For the three month periods ended
	September 30,
Depreciation Expense	2014	2013
Depreciation expense and accretion of the asset retirement obligation included in operating expenses	$120,160	$279,343
Depreciation expense included in cost of sales		4,211
Depreciation expense included in net loss from discontinued operations		11,535
Total depreciation of property, plant and equipment and accretion of the asset retirement obligation	$120,160	$295,089

(11)

NOTE 6 – SHORT-TERM NOTE RECEIVABLE

Upon consummation of the sale of Pak-It, the Company entered into a long-term note receivable (the “Pak-It Note”) with the buyer (“the Buyer”) of Pak-It in the amount of $500,000.  The Pak-It Note was recorded as of the date of closing at the fair value determined by discounting the face value of the Pak-It Note using 7%, based on factors considered by the Company at the time of recording the Pak-It Note.  Interest income is amortized into the value of the Pak-It Note during the life of the Pak-It Note and is recognized as interest income throughout the term of the Pak-It Note, which was due on July 1, 2013. Interest income recognized on the Pak-It Note for the nine-month periods ended September 30, 2014 and 2013 was $Nil and $12,278, respectively. Interest income recognized on the Pak-It Note for the three month periods ended September 30, 2014 and 2013 was $Nil and $ Nil, respectively.

Cancellation of Promissory note

On February 7, 2014, the Company accepted a cash payment of $200,000 in settlement of the $500,000 Pak-It Note. In connection with the termination of the Pak-It Note, the Company and the Buyer executed a mutual general release of claims.

Prior to cancellation of the Pak-It Note, the Pak-It Note matured on July 1, 2013 but remained unpaid by the Buyer. The Company fully reserved for the full value of the note and included the amount of $500,000 as a loss contributable to discontinued operations (see Note 15). The final termination payment of $200,000 was recorded as a bad debt recovery and included in income from discontinued operations for the nine months ended September 30, 2014.

NOTE 7 – RESTRICTED CASH AND LETTER OF CREDIT

	September 30, 2014	December 31, 2013

Restricted Cash securing $100,000 Letter of Credit	$100,197	$100,122

During 2012, the Company entered into a letter of credit with one of its financial institutions to secure a performance bond required by a governmental agency for the sale of fuel.  This letter of credit is fully secured by restricted cash held by this institution and was not utilized at any point during the three or nine months periods ended September 30, 2014.  Restricted cash consists of $100,000 plus interest earned on the balance.

NOTE 8 - INCOME TAXES

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period.  The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.  As of September 30, 2014 and 2013, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada.  The Company had no income tax expense on its $4,243,554 pre-tax loss from continuing operations for the nine months ended September 30, 2014. The Company had no income tax expense on its $1,328,387 pre-tax loss from continuing operations for the three months ended September 30, 2014 .

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of September 30, 2014, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The years ended December 31, 2011 through December 31, 2013 are open tax years.

(12)

NOTE 9 – LONG-TERM DEBT, MORTGAGE PAYABLE AND CAPITAL LEASES

	September 30, 2014	December 30, 2013
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity .	$280,700	$280,700
Equipment capital lease bears interest at 5.0% per annum, secured by the equipment and matures in April 2015, repayable in monthly installments of approximately $360.	2,476	5,556
Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matures in November 2015, repayable in monthly installments of approximately $516.	7,475	11,201
Equipment capital lease (provided by a related party) bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, repayable in monthly installments starting January 2015 approximately $3,800.	18,822	18,140
Secured Promissory Notes (provided by a related party) bearing interest of 12% per annum compounded annually and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. (See Note 13)	2,647,890	2,240,100
Unsecured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum	349,449	0
	3,306,812	2,555,697
Less: current portion	657,389	23,618
	$2,649,423	$2,532,079

Continuity of Secured Promissory Notes	September 31, 2014	December 31, 2013
Face value of August 29, 2013 secured note payable	$1,000,000	$1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Total face value of promissory notes payable	3,000,000	3,000,000
Discount on August 29, 2013 secured note payable	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable	(600,400)	(600,400)
Accretion of discount on secured notes payable	187,290	50,700
Interest on secured notes payable	371,200	100,000
Carrying value of Secured Promissory Notes	$2,647,890	$2,240,100

The following annual payments of principal are required over the next five years in respect of these mortgages and capital leases:

Twelve Months Ended September 30,	Annual Payments
2015	$657,389
2016	1,533
2017	—
2018	2,647,890

Total repayments	$3,306,812

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, is a party to a consulting services contract entered into in 2010 with a company owned by Mr. Richard Heddle, who was appointed CEO of the Company in August 2013. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of September 30, 2014, there was no currently installed marine vessel processors under the terms of the contract.

As of September 30, 2014, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of its operations.  In addition to the payments made to these vendors classified as deposits on assets, the Company will be required to pay approximately $495,000 upon the delivery of these assets.

The Company leases its premises in Thorold, Ontario, which was previously used in the operation JBI (Canada), Inc. doing business as Regional Recycling of Niagara ("RRON"). As of September 30, 2014, the remaining lease term was almost 17 years. During the third quarter of 2013, the Company determined that it would shut down the operations of RRON (see Note 15). The employees of RRON were given notice of the shut down in the first week of September, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September of 2013, the Company assessed its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and decided to cease use of the premises as of September 30, 2013. Accordingly, the Company applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. In measuring the liability, the Company calculated all remaining contracted lease payments, being $1,872,650 ($1,926,000 CAD), and performed a present value calculation using a discount rate of 20%. The present value calculation resulted in an accrued lease liability of $505,747, of which $69,843 is due within the next 12 months and has been presented as a current liability.  The total accrued lease liability expense was reduced by $68,818 of the deferred rent liability which was being amortized over the period of the lease.  The total expense included in loss from discontinued operations in the consolidated statements of operations is $143,509 for the nine-month period ended September 30, 2014 (See Note 17).

All future payments required under various agreements are summarized below:

Fiscal year ending December 31, 2014	$71,925
2015	95,900
2016	95,900
2017	95,900
2018	101,542
Thereafter	1,303,117
Total	$1,764,285

Contingencies

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages.  The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary.  The debt in the amount of $346,386 was written off.  Prior to December 31, 2011, the former employee settled the dispute with the Company and agreed to repay $250,813 to the Company.  The employee owns shares of the Company and will sell and use the proceeds to make the repayments.  The Company recognizes these receipts as recoveries when realized.  As of September 30, 2014, the Company has received $118,250 of repayments. This is a cumulative amount from 2012 and 2013.  These recoveries of bad debt are included in selling, general and administrative expenses .

As previously reported, on July 28, 2011, certain of the Company’s stockholders filed a class action lawsuit against the Company and Messrs. Bordynuik and Baldwin on behalf of purchasers of its securities.  In an amended complaint filed on July 10, 2012, these stockholders sought to represent such purchasers during the period from August 28, 2009 through January 4, 2012. The original and amended complaints in that case, filed in federal court in Nevada, allege that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about the Company’s business, operations and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the defendants made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that certain media credits (“Media Credits”) were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company's financial results were not prepared in accordance with Generally Accepted Accounting Principles; and (4) that the Company lacked adequate internal and financial controls . During the quarter ended June 30, 2012, a lead plaintiff was appointed in the case and an amended complaint was filed. The defendants’ answer to the amended complaint was filed during the fourth quarter of 2012.

On August 8, 2013, JBI, Inc., entered a stipulation agreement (the “Stipulation Agreement”) in potential settlement of the previously reported class action lawsuit filed by certain stockholders of the Company against the Company and Messrs. Bordynuik and Baldwin (both former officers of the Company) on behalf of a settlement class consisting of purchasers of the Company’s common stock during the period from August 28, 2009 through January 4, 2012 (the “Proposed Class Period”).  Under the Stipulation Agreement, the Company would agree to issue shares of its common stock that will comprise a settlement fund.  The number of shares to be issued will be dependent on the price per share of the Company’s common stock during a period preceding the date of the Court’s entry of final judgment in the case (the “Judgment Date”).  If the price of the Company’s common stock is less than $0.50 per share based upon the average closing price for the 90 trading days preceding the Judgment Date, the Company would issue 3 million shares of its common stock. If the price of the Company’s common stock is between $0.50 and $0.70 per share, based upon the same 90-day average closing price, the Company would issue 2.5 million shares of its common stock.  If the price of the Company’s common stock is more than $0.70 per share based upon the same 90-day average closing price the Company will issue 1.75 million shares of its common stock.  The shares will not be distributed to class members in kind.  At any time after final approval by the Court, class counsel would have the option to sell all or any portion of such shares for the benefit of class members, subject to certain volume limitations.  Plaintiff’s counsel’s attorneys’ fees, subject to Court approval, would be paid out of the settlement fund.  The Company would also pay settlement-related costs up to a maximum of $200,000.  The plaintiffs and each of the class members who purchased the Company’s common stock during the Proposed Class Period and alleged they were damaged would be deemed to have fully released all claims against the Company and other defendants upon entry of judgment.  On September 10, 2013, that agreement was submitted to the Court, and class counsel moved for entry of an order granting preliminary approval of the settlement, including the mailing of a settlement notice that will include, among other things, the general terms of the settlement, proposed plan of allocation, and terms of plaintiff’s counsel’s fee application.  On April 1, 2014, the Court issued an Order denying that motion.  Additional briefing was submitted to the Court in support of the motion and, on August 14, 2014, the Court issued a second Order denying the motion. However, the Court has permitted further briefing to be submitted in support of the motion, and that additional briefing has been submitted. It is anticipated that the Court will once again reconsider its Order.   The Company cannot predict the outcome of the class action litigation at this time.

(13)

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

On August 14, 2013, John Bordynuik, Inc, a Company not affiliated with Mr. J. Bordynuik, Chief of Technology. aka 310 Holdings, Inc. brought suit against the Company in the United States District Court for the District of Nevada, alleging damages for breach of contract, conversion, fraud and fraud in the inducement in connection with an alleged 2009 Asset Purchase Agreement.  In September 2013 and October 2013, the Company brought motions to dismiss the complaint and for summary judgment.  Those motions are pending before the Court.  The Company cannot predict the outcome of this matter at this time .

As of September 30, 2014, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business.  In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock and Additional Paid in Capital

A total of 2,204,100 Shares Series B Convertible Preferred Stock was automatically converted into an aggregate of 15,428,700 shares of Common Stock during the nine-month ended September 30, 2014.

On February 19, 2014, the Company entered into Subscription Agreements with three investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 2.4 million shares of its common stock and warrants to purchase up to an additional 2.4 million shares of its common stock. The closings occurred between February 19 and 24, 2014. The purchase price per share was $0.05 and the gross proceeds to the Company were $120,000. The warrants have a three year term, and an exercise price of $0.10 per share of common stock. Concurrent with these subscriptions the Company entered into a consulting agreement with the investors and a fourth arm’s length party under which the Company would issue 1,500,000 shares upon commencement of the contract, and 1,000,000 shares on each of May 15, 2014, August 15, 2014 and January 15, 2015, respectively, for a total of 4,000,000 shares. Along with each of the forgoing share issuances, the Company is required to issue a commensurate number of warrants with a three year term and an exercise price of $0.10. Additionally, under the terms of the consulting agreement the Company is committed to issue 1,000,000 additional shares if the Company becomes listed on the AMEX division of the New York Stock Exchange or NASDAQ. The consulting agreement also specifies contingent fees of 5% of the gross transaction amount for introducing a merger or acquisition candidate and 3% of fees earned from the introduction of a strategic or business partner .

On March 26, 2014, the Company entered into Subscription Agreements with fourteen investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 4.2 million shares of its common stock and warrants to purchase up to an additional 4.2 million shares of its common stock. The closings occurred between March 17 and April 8, 2014. The purchase price per share was $0.10 and the gross proceeds of $420,000 to the Company were received as of June 30, 2014. The warrants have a three-year term and an exercise price of $0.10 per share of common stock.

On March 13, 2014, the Company issued 60,000 shares of restricted common stock in satisfaction of $21,540, comprised of accrued and unpaid fees owed to a former consultant.

On May 15, 2014 the Company issued 500,000 shares, 125,000 shares and 125,000 shares of restricted common stock pursuant to the February 19, 2014 consulting agreement to Bespoke Growth Partner’s Inc., Brewer Group Inc., and Greentree Financial Group Inc. respectively.

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

On August 14, 2014 the  Company issued 500,000 shares, 125,000 shares and 125,000 shares of restricted common stock pursuant to the February 19, 2014 consulting agreement to Bespoke Growth Partner’s Inc., Brewer Group Inc., and Greentree Financial Group Inc. respectively.

On August 20, 2014, the Company issued 15,000 shares of restricted common stock pursuant to the exercise of warrants to purchase 150,000 shares of common stock. The exercise price of the warrants was $0.10 and the Company received $15,000.

On August 26, 2014, the Company issued 17,300 shares of restricted common stock in satisfaction of $2,565, of accrued and unpaid fees owed to a former officer of the Company.

 On August 26, 2014, the Company issued 13,289 shares of restricted common stock in satisfaction of $1,196, of accrued and unpaid fees owed to a vendor.

(14)

Warrants

Details	Warrant Number	Weighted Average Exercise Price	Weighted Average Remaining Term
OUTSTANDING, DECEMBER 31, 2013 (i)	3,143,500	$0.61	3.79
Issued (ii)	9,250,000	0.10	2.99
Exercised (iii)	(400,000)	0.10	-
Expired (i)	(143,500)	(2.0)	-__
OUTSTANDING, SEPTEMBER 30, 2014	11,850,000	$0.23	3.19

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

(ii) On February 19, 2014, and March 26, 2014, the Company entered into Subscription Agreements and Consulting Agreements with three investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase in aggregate 4.9 million shares of common stock at $0.10. On March 26, 2014, the Company entered into Subscription Agreements with eleven investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase in aggregate 4.350 million shares of common stock at $0.10

As of September 30, 2014, the 9,250,000 warrants issued were determined to each have a fair value of $0.0710, totaling a fair value of $656,880.  The Company determined this valuation through use of a binomial pricing model. The assumptions in valuing these Warrants consisted of:

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

On August 20, 2014, the Company issued 15,000 shares of restricted common stock pursuant to the exercise of warrants to purchase 150,000 shares of common stock. The exercise price of the warrants was $0.10 and the Company received $15,000 .

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

Valuation of Awards

Stock Options

There were no options granted during the three and nine months ended September 30, 2014.

A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Balance outstanding as of December 31, 2013	6,806,000	$1.21	$—
Cancelled	(650,000)	$1.50	$—
Expired	(810,666)	$0.38	$—
Balance outstanding as of September 30, 2014	5,345,334	$1.30	$—
Exercisable as of September 30, 2014	2,895,334	$1.25	$—

On May 9, 2014, the Company’s Chief of Technology returned 650,000 unvested options to allocate more shares in the plan for future staff and directors. For the three and nine months ended September 30, 2014, the Company recorded compensation (income) expense (included in selling, general and administrative expense) of 180,337, and 168,237, respectively, related to stock options and restricted stock.  The cancellation of unvested stock options resulted in reversal of prior year’s stock compensation expenses. For the three and nine months ended September 30, 2013, the Company recorded compensation expense (included in selling, general and administrative expense) of $965,880 and $1,745,306 respectively, related to stock options and restricted stock.

(15)

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

From June to October 2014, the Company’s Chief Executive Officer made a series of personal loans to the Company totaling $464,318 to be used for working capital purposes  . (See Note 9)

In June and August 2014, the Company’s Chief Technology Officer John Bordynuik made payments on behalf of the Company totaling $15,750 for critical operating services.

In March 2013, the Company’s Chief of Technology, as personal guarantor of a capital lease from Roynat Lease Finance, paid the outstanding obligation in the amount of $19,928 and personally assumed the lease. (See Note 9)

NOTE 14 – SEGMENT REPORTING

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

Nine Months Ended September 30, 2014
	Data Recovery & Migration	P2O		Total
Sales	$8,042	$59,672		$67,714
Cost of Sales	2,146	$53,195		$55,341
Total Operating Expenses	$—	$1,811,580		$1,811,580
Income (Loss) from Operations	5,896	$(1,775,103)	$	- (1,769,207)
Other Income (Expense)	$—	$35,228	$
Net Income (Loss) from Continuing Operations	5,896	$(1,810,331)		$(1,804,435)
Total Assets	$—	$9,452,785		$9,452,785

Inventories	$—	$110,793		$110,793

Nine Months Ended September 30, 2013

	Data Recovery & Migration	Plastic2Oil	Total
Sales	$75,231	$473,757	$548,988
Cost of Sales	$27,384	$514,350	$541,734
Total Operating Expenses	$-	$7,808,660	$7,808,660
Income (Loss) from Operations	$47,847	$(7,849,253)	$(7,801,406)
Other Income (Expense)	$-	$12,723	$12,723
Net Income (Loss) from Continuing Operations	$47,847	$(7,836,530)	$(7,788,683)
Total Assets	$-	$12,830,799	$12,830,799
Accounts Receivable	$-	$96,751	$96,751
Inventories	$-	$208,572	$208,572

Three Months Ended September 30, 2014
	Data Recovery & Migration	P2O	Total
Sales	$8,042	$34,599	$42,641
Cost of Sales	$2,017	$29,391	$31,408)
Total Operating Expenses	$—	$653,479	$653,479
Net Income (Loss) from Continuing Operations	$6,025	$(648,271)	(642,246)

Three Months Ended September 30, 2013
	Data Recovery & Migration	P2O	Total
Sales	$24,999	$277,276	$302,275
Cost of Sales	$9,209	$263,590	$272,799
Total Operating Expenses	$—	$3,121,045	$3,121,045
Income (Loss) from Operations	$15,790	(3,107,359)	(3,091,569)
Other Income (Expense)	$—	$(9,304)	$(9,304)
Net Income (Loss) from Continuing Operations	$15,790	$(3,116,663)	$(3,100,873)

All sales from the Data Recovery & Migration business were recorded in the United States for the periods ended September 30, 2014 and 2013.  The decrease in fuel revenue in the three months ended September 30, 2014 as compared to the same period in 2013 is due to the Company’s decision to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors. For the periods ended September 30, 2014, P2O sales in the United States were $8,042 and $8,042, respectively, and sales in Canada were $59,672 and $34,599, respectively.   For the periods ended September 30, 2013, P2O sales in the United States were $76,576 and $30,420, respectively, and sales in Canada were $397,181 and $246,855, respectively.

P2O assets include intercompany accounts receivables and the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility.  As of September 30, 2014, total long-lived assets of $5,511,201 and $353,714 were located in the United States and Canada, respectively

NOTE 15 – DISCONTINUED OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Javaco	$-	$-	$-	$-
PakIt – (Reserve) Recovery for Note Receivable	-	-	200,000	$(500,000
Regional Recycling of Niagara	(82,040)	$(952,057)	$(138,531)	$(952,057)
Total income (loss) from discontinued operations	$(82,040)	$(952,057)	$61,469	$(2,034,483)

Pak-It and Javaco

During the nine months ended September 30, 2014, the Company made an assessment of the collectability of the note receivable from the buyer of Pak-It.  It was determined that due to the lack of a payment within forty days of the due date that collectability was not assured and the Company has reserved for the full amount of the note receivable, $500,000 which has been recorded in the discontinued operations in the condensed consolidated statements of operations.

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

As of September 30, 2014 and December 31, 2013, no assets related to Javaco remained.

There are no operations of Javaco included in the condensed consolidated financial statements for the three and nine months ended September 30, 2014.

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

The results of operations from Regional Recycling of Niagara for nine months ended September 30, 2014 and 2013 have been classified as discontinued operations and are as follows:

Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$-	$9,978	$-	$87,831
Cost of Sales	-	12,835	-	51,693
Gross Profit (Loss)	-	(2857)	-	36,138
Operating Expenses	82,040	63,832	138,531	684,725
Other Expense	-	4.855	-	5,383
Inventory reserve (Note 4)	-	269,903	-	269,903
Impairment loss on property, plant and equipment (Note 5)	-	173,681	-	173,681
Lease liability expense (Note 11)	-	436,929	-	436,929
Loss before Income Taxes	(82,040)	(1,534,483)	(138,531)	(952,057)
Future income tax recovery	-	-	-	-
Loss from discontinued operations, net of tax	$(82,040)	$(1,534,483)	$(138,531)	$(952,057)

(16)

NOTE 16 – RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation.  Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the nine months ended September 30, 2014 and 2013, 100%, and 92.4%, respectively, of total net revenues were generated from four customer and four customers.   As of September 30, 2014, and 2013, three customers, accounted for 100.0%, and 75.2% of accounts receivable.   During the three months ended September 30, 2014 and 2013, 100%, and 96.8%, respectively, of total net revenues were generated from three customer and four customers.

For the nine month ended September 30, 2014 and 2013, the Company had approximately 35.8% and 33.4%, respectively, of its purchases from five vendors.  For the three month ended September 30, 2014 and 2013, the Company had approximately 50.8% and 33.6%, respectively, of its purchases from five and three vendors respectively.  As of September 30, 2014 and December 31, 2013, these five and three vendors accounted for 8.0% and 23.5 % of accounts payable, respectively.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On October 28, 2014 the Company entered into Subscription Agreements with two investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 1.25 million shares of its common stock and Warrants to purchase up to an additional 1.25 million shares of its common stock. The closings occurred on October 28, 2014. The purchase price per share was $0.10 and the gross proceeds to the Company were $125,000. The Warrants have a three year term, and an exercise price of $0.10 per share of common stock.

(17)

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated with delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and our inability to control commodity prices; risks associated with the regulatory environment within which we operate; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements are discussed in more detail in the section entitled “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on June 4, 2014.

We do not intend to, and the Company disclaims any obligation to, update any forward looking statements, whether written or oral, or whether as a result of new information, future events or otherwise, except as required by law.

For financial reporting purposes, we operate two business segments, which are our fuel production business using our P2O solution, and our Data Recovery & Migration Business.  Previously, we operated an electronic and video equipment distribution business, conducted by Javaco, Inc. (“Javaco”).  As of September 30, 2014, no assets related to Javaco remained on the books.  For the three and nine month periods ended September 30, 2014, the operations of Javaco have been classified as discontinued.

Our P2O business has begun the transition from research and development to a commercial production business. We anticipate that if we achieve adequate financing, this segment will continue to grow and ultimately will account for substantially all of our revenues for the remainder of 2014 , and periods thereafter.   Historically, however, our revenues have been derived primarily from our other segments and products, including those noted above as discontinued operations.

Plastic2Oil Business

We manufacture processors that produce fuel products mainly from unsorted, unwashed waste plastics for distribution across a number of markets. We continue to execute on our business strategy with the goal of becoming a leading North American company that transforms waste plastic into ultra-clean, ultra-low sulphur fuel.

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

The Company had to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors.  Management estimates that the repair of the processors will require the expenditure of between $175,000 and $200,000. As of November 14, 2014 we still lacked the working capital or access to bank credit to make these repairs. We are reviewing our financing options, including the sale of shares of our common stock or other securities, in order to allow us to obtain sufficient funds to make the required repairs and resume operation of our processors. Management currently anticipates that the processors will remain idle at least until the first quarter of 2015 . During the idle period, we significantly reduced our headcount by furloughing our operations personnel but retained a small team to perform general repairs and maintenance on the processors. Once the processors are repaired, we expect a small increase in our headcount in order to resume normal operations.

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

(18)

Processor Output

We are currently permitted to feed two tons, or 4,000 pounds, of waste plastic per hour into each processor by a continuous conveyor belt where it is heated by a burner that mainly burns off-gases produced from the P2O process. Plastic hydrocarbons are cracked into various shorter hydrocarbon chains and exit in a gaseous state. Any residue, metals and or non-usable substances remain in the reactor and are periodically removed. Through our proprietary process Fuel Oil No. 6, Fuel Oil No. 2, and Naphtha are condensed from the reactor through the remainder of the process. The fuel output is then transferred to storage tanks automatically by the system. Our process is mainly operated by an automated computer system that controls the conveyor feed rate, system temperatures, off-gas systems and the pumping out of newly created fuel to storage tanks. The plastic to liquid fuel conversion is approximately 86% by weight. Therefore, 20 tons of plastic would be processed into approximately 4,100 gallons of fuel. At November 14, 2014, we had three operational processors at our Niagara Falls, NY facility. One processor was dedicated to Research & Development.

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

Niagara Falls, NY facility:  Our Niagara Falls, NY facility currently has two buildings used in fuel production operations, a 10,000 square foot building that currently houses one commercial-scale P2O processors, one P2O processor devoted to research & development activities, and a 7,200 square foot building housing the third commercial-scale P2O processor.  Our Niagara Falls operations are situated on eight acres which can accommodate expansion of our operations.  This facility also serves as the center of our research and development operations and our administrative offices.

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

Suppliers

The principal goods that we require for our P2O business are the waste plastic that we use as feedstock for production of our fuels.  We collect waste plastics from commercial and industrial businesses that generate large amounts of this waste stream. As of September 30, 2014 we had approximately 394,148 pounds of waste plastic and approximately 11,140 gallons of Heat Transfer Fluid available in inventory as feedstock, to support the resumption of operations upon completion of the repairs mentioned above.

Licenses, Permits and Testing

We maintain the following permits and licenses in connection with the operation of our P2O business.

License/Permit	Issuing Authority	Registration Number	Issued
Air Permit	NYSDEC	9-2911-00348/00002	06 /30/2014
Solid Waste Permit	NYSDEC	9-2911-00348/00003	06 /30/2014
Bulk Fuel Blending License	Ontario Technical Standards & Safety Authority	000184322	10/13/2014
Waste Disposal Site	Ontario Ministry of the Environment	A121029	Perpetual (subject to annual reviews)

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

(19)

Results of Operations

Nine and three months ended September 30, 2014 compared to nine and three months ended September 30, 2013.

Revenue

Revenue is primarily derived from our P2O business through the sale of our fuels.  Additionally, from time to time, we are able to supplement this revenue with revenue from our Data Business through reading and interpreting magnetic tape media, dependent on the time constraints of our Chief of Technology, who possesses the relevant expertise.  We generated $59,672 of revenues from P2O business during the nine-months ended September 30, 2014, compared to revenues of $473,757 during the same period ended September 30, 2013. The following table shows a breakdown of our revenues from these sources.

Revenue	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013	% Change

P2O Revenue
Fuels	$59,672	$473,757	(87%)
Total P2O Revenue	59,672	473,757	(87%)

Data Business	8,042	75,231	(89%)
TOTAL REVENUE	$67,714	$548,988	(88%)

Fuel sales are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold.  Our fuels are sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers.  Generally, we are able to obtain a higher price per gallon for our Fuel Oil No. 2 as compared to Fuel Oil No. 6, and a significantly lower price for our Naphtha.  The decrease in fuel revenue in the nine months ended September 30, 2014, as compared to the same period in 2013 was due to the Company’s decision to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors.

Revenues from the Data Business were driven by the completion of open and outstanding purchase orders. We had revenues of $8,042 generated from the Data Business during the nine-month period ended September 30, 2014, compared to revenues of $75,231 during the same period ended September 30, 2013. The decrease was a result of the reduction of headcount by furloughing our operations personnel.

Revenue	Three Months ended September 30, 2014	Three Months ended September 30, 2013	% Change

P2O Revenue
Fuels	$34,599	$277,276	(88%)
Total P2O Revenue	34,599	277,276	(88%)

Data Business	8,042	24,999	(68%)
TOTAL REVENUE	$42,641	$302,275	(86%)

The decrease in fuel revenue in the three months ended September 30, 2014, as compared to the same period in 2013 was due to the Company’s decision to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors.

We had revenues of $8,042 generated from the Data Business during the three-month period ended September 30, 2014, compared to revenues of $24,999 during the same period ended September 30, 2013. The decrease was a result of the reduction of headcount by furloughing our operations personnel.

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

Cost of Goods Sold	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013	% Change
P2O COGS
Fuels	$53,195	$514,350	(90%)
Total P2O COGS	53,195	514,350	(90%)

Data Business	2,146	27,384	(92%)
TOTAL COGS	$55,341	$541,734	(90%)

Cost of Goods Sold	Three Months ended September 30, 2014	Three Months ended September 30, 2013	% Change
P2O COGS
Fuels	$29,391	$263,590	(89%)
Total P2O COGS	29,391	263,590	(89%)

Data Business	2,017	9,209	(78%)
TOTAL COGS	$31,408	$272,799	(88%)

Cost of goods sold decreased 90% and 89% for the nine and three  months ended September 30, 2014 as compared to same period of 2013 as a result of the Company’s decision to shut down its production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors.

The cost of goods sold related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data. We had cost of goods of $2,146 and $2,017 generated from the Data Business during the nine and three months ended September 30, 2014, respectively, compared to cost of goods of $27,384 and $9,209 during the nine and three  months ended September 30, 2013, respectively. The decrease was a result of the reduction of headcount by furloughing our operations personnel.

(20)

Operating Expenses

Operating Expenses	Nine months ended September 30, 2014 ($)	Nine months ended September 30, 2013 ($)
Selling, General and Administrative expenses- Professional Fees	$1,182,123	$263,073
Selling, General and Administrative expenses- Compensation	1,062,324	4,538,980
Selling, General and Administrative expenses- Other	874,674	1,979,272
Depreciation & Accretion	787,674	662,046
Research & Development	20,999	365,289
Total Operating Expenses	$3,927,283	$7,808,660

We incurred operating expenses of $3,927,283 during the nine months ended September 30, 2014, compared to $7,808,660 for the period ended September 30, 2013.  The major decreases in the current period, mainly driven by a $2,306,049 in non-cash stock compensation decrease, $1,170,607 in wages expense decrease, $566,734 decrease in repairs and maintenance expenses, $303,707 decrease of additional operation expenses, offset by a $919,049 non-cash professional fees increase. The company received a $700,000 insurance reimbursement for legal fees in the quarter ended June 30, 2013.

Operating Expenses	Three months ended September 30, 2014 ($)	Three months ended September 30, 2013 ($)
Selling, General and Administrative expenses- Professional Fees	$218,511	$201,063
Selling, General and Administrative expenses- Compensation	617,594	2,291,366
Selling, General and Administrative expenses- Other	129,922	236,460
Depreciation & Accretion	256,749	284,513
Research & Development	4,654	107,643
Total Operating Expenses	$1,227,430	$3,121,045

We incurred operating expenses of $1,227,430 during the three months ended September 30, 2014, compared to $3,121,045 for the period ended September 30, 2013.  The primary cause of the decrease in the current period was, a $1,438,039 decrease in non-cash stock compensation, a $235,733 decrease in wages expense, a $130,238 decrease in repairs and maintenance expenses, which were offset by a $373,602 increase in non-cash professional fees.

Non-Operating Expenses

Interest Expenses

For the nine months ended September 30, 2014, we had net interest expense of $306,107, mainly from the interest payments on the mortgage on our facility in Canada, interest payments on our capital leases, and interest accrued on our long-term debt.  This was compared to the nine months ended September 30, 2013, where we recognized net interest expense of $10,803, mainly through interest payments on the mortgage on our facility in Canada as well as interest payments on our capital leases, offset by recognition of interest income on the note receivable from the sale of PakIt.

Net Loss

We incurred a net loss of $4,182,085 for the nine months ended September 30, 2014 compared to a net loss of $9,823,166 in the nine months ended September 30, 2013.  These losses consisted of losses from continuing operations of $4,243,554 and $7,788,683 for the nine months ended September 30, 2014 and 2013, respectively, and income of $61,469 and loss of $2,034,483 from discontinued operations for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash and cash equivalents of $20,391 on hand.  The Company does not currently have a formal cash management policy in place.

The Company’s cash flows for the nine months ended September 30, 2014 and 2013 are summarized below:

	2014	2013
Net Loss from Continuing Operations	$(4,243,554)	$(7,788,683)
Net Loss from Discontinued Operations	61,469	(2,034,483)
Net Loss	(4,182,085)	(9,823,166)
Net Cash Used in Operating Activities	(1,127,629)	(6,632,685)
Cash Flows from Investing Activities
Net Cash Used in Investing Activities	27,665	(2,189,789)
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	916,406	6,998,292

Cash and Cash Equivalents at Beginning of Year	203,949	3,965,720
Cash and Cash Equivalents at End of Year	$ 20,391	$ 2,141,538

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

In the short term, we expect to need additional capital to fund and resume operations and will need to raise this additional capital in order to eventually achieve cash flow positive results from our P2O processors.  We expect that we will attempt to raise capital through the issuance of long term notes, through private placements of our common and/ or preferred stock or through other financing efforts.  Additionally, we could enter into transactions with third parties in which we sell and potentially operate our P2O processors on their sites.  We expect that this would generate additional needed cash.

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

In the nine months ended September 30, 2014 and 2013, we had significant charges included in the reported Net Loss that had no effect on cash flows.  In both periods, these charges included depreciation of property, plant and equipment, allowances for uncollectible amounts, and stock based compensation and stock issued for services.

Investing activities include the Company’s cash investment in property, plant and equipment which amounted to $10,584 in the nine months ended September 30, 2014, as compared to $2,189,789 in the nine months ended September 30, 2013.  As we continue to grow and expand the number of processors, potential P2O plant locations and make any necessary modifications to the processors, buildings housing the processors and other enhancements, we expect to continue to make significant investment in property, plant and equipment in future periods.

Financing activities in the nine months ended September 30, 2014 represented the cash received upon the sale of shares of common stock in private placements during the period as compared to the nine months ended September 30, 2013, in which cash from financing activities represented cash received from the sale of Series B Preferred Stock.  We expect to rely upon proceeds from future private placements of equity and debt securities to resume operations and implement our growth and construction plans and meet our liquidity needs going forward.

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

Transactions with Related parties

From June to October 2014, the Company’s Chief Executive Officer made several personal loans to the Company totaling $464,318 to be used for working capital purposes.

In June and July, 2014, the Company’s Chief of Technology John Bordynuik made payments in behalf of the Company totaling $15,750 for critical operating services.

(21)

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. Accounts receivable determined to be uncollectible are recognized using the allowance method. The allowance for uncollectible accounts as of September 30, 2014 was $Nil and December 31, 2013 was $91,710.

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

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in depreciation and accretion expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.  The balance of such asset retirement obligation is included in other long-term liabilities with balances of $30,988 and $30,306 as of September 30, 2014 and December 31, 2013, respectively.

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

Subsequent Events

On October 28, 2014 the Company entered into Subscription Agreements with two investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 1.25 million shares of its common stock and Warrants to purchase up to an additional 1.25 million shares of its common stock. The closings occurred on October 28, 2014. The purchase price per share was $0.10 and the gross proceeds to the Company were $125,000. The Warrants have a three year term, and an exercise price of $0.10 per share of common stock.

(22)

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

Interest Rate Risk

We deposit surplus funds with banks earning daily interest. We do not invest in any instruments for trading purposes. All of our outstanding debt instruments carry fixed rates of interests. The amount of current portion of capital leases outstanding as of September 30, 2014 and December 31, 2013 was $27,241 and $23,618, respectively. We are exposed to interest rate risk primarily with respect to our capital leases and mortgage.

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

During the nine months ended September 30, 2014 and 2013, 100%, and 92.4%, respectively, of total net revenues were generated from four customer and four customers.   As of September 30, 2014, and 2013, three customers, accounted for 100.0%, and 75.2% of accounts receivable.   During the three months ended September 30, 2014 and 2013, 100%, and 96.8%, respectively, of total net revenues were generated from three customer and four customers.

For the nine month ended September 30, 2014 and 2013, the Company had approximately 35.8% and 33.4%, respectively, of its purchases from five vendors.  For the three month ended September 30, 2014 and 2013, the Company had approximately 50.8% and 33.6%, respectively, of its purchases from five and three vendors respectively.  As of September 30, 2014 and December 31, 2013, these five and three vendors accounted for 8.0% and 23.5 % of accounts payable, respectively.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

(23)

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2014 the Company issued 500,000 shares, 125,000 shares and 125,000 shares of restricted common stock pursuant to the February 19, 2014 consulting agreement to Bespoke Growth Partner’s Inc., Brewer Group Inc., and Greentree Financial Group Inc. respectively.

On July 11, 2014, the Company issued 250,000 shares of restricted common stock pursuant to the exercise of warrants to purchase 250,000 shares of common stock. The exercise price of the warrants was $0.10 and the Company received $25,000 .

On August 14, 2014 the  Company issued 500,000 shares, 125,000 shares and 125,000 shares of restricted common stock pursuant to the February 19, 2014 consulting agreement to Bespoke Growth Partner’s Inc., Brewer Group Inc., and Greentree Financial Group Inc. respectively.

On August 20, 2014, the Company issued 150,000 shares of restricted common stock pursuant to the exercise of warrants to purchase 150,000 shares of common stock. The exercise price of the warrants was $0.10 and the Company received $15,000.

On August 26, 2014, the Company issued 17,300 shares of restricted common stock in satisfaction of $2,565, comprised of accrued and unpaid fees owed to aa former officer of the Company.

On August 26, 2014, the Company issued 13,289 shares of restricted common stock in satisfaction of $1,196, comprised of accrued and unpaid fees owed to a vendor.

In connection with each of the above transactions, such issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), and Regulation D promulgated thereunder on the basis that the issuances did not involve a public offering and the recipients of the shares made certain representations to the Company, including without limitation, that the recipient was an “accredited investors” as defined in Rule 501 under the Act.

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

(24)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLASTIC2OIL, INC.

Date: November 14, 2014	By:	/s/ Richard Heddle
Name: Richard Heddle
Title: President and Chief Executive Officer (Principal Executive Officer)