Form 10-K
period 2014-12-31
Plastic2Oil, Inc.
filed 2015-03-31
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-52444

PLASTIC2OIL, INC.

(Exact name of registrant as specified in its charter)

Nevada	90-0822950
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

20 Iroquois Street

Niagara Falls, NY 14303

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number: (716) 278-0015

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $11.1 million as of June 30, 2014 based upon the closing price of $0.10 per share on June 30, 2014.

As of March 31, 2015, there were 120,244,157 shares of the Registrant’s common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the “2015 Proxy Statement”), which the registrant plans to file with the Securities and Exchange Commission within 120 days after December 31, 2014, are incorporated by reference in Part III of this Form 10-K to the extent described herein.

PLASTIC2OIL, INC.

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

Unless otherwise noted, references in this Report to “P2O” the “Company,” “we,” “our” or “us” means Plastic2Oil, Inc., a Nevada corporation.

GLOSSARY OF TECHNICAL TERMS

In this filing, the technical terms, phrases, and abbreviations set forth below have the following meanings:

“ASTM” means American Society for Testing and Materials, the entity responsible for the development and delivery of international voluntary consensus standards.

“distillate” means a product derived from petroleum-based hydrocarbons

“Fuel Oil” means various ranges of Number 1 to 6 fuels distilled from crude oil, or inP2O’s case, distilled from plastic;

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

PART I

ITEM 1. BUSINESS

Overview

We manufacture processors which produce fuel products mainly from unsorted, unwashed waste plastics for distribution across a number of markets. We continue to execute on our business strategy with the goal of becoming a leading manufacturer of processors and other related equipment that transform waste plastic into ultra-clean, ultra-low sulphur fuel.

Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. We plan to grow mainly from sale of processors first, and fuel seller second.

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

At March 30, 2015, we had three fully-permitted operational P2O processors, one dedicated to research & development and two dedicated to fuel production. All three processors are located at our Niagara Falls, NY facility, and our fourth and fifth processors were in process of assembly for sale. For the reasons described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the three operational P2O processors have been idle since late December 2013.

For financial reporting purposes, we operate in two business segments, (i) our P2O solution, which manufactures and sells processors as well as sells the fuel produced through our processors (ii) data storage and recovery (the “Data Business”). As part of our P2O business segment, we recently began to offer for sale built-to-order P2O processors for use at a customer’s site, agreements have been executed on January 2, 2015, although no such sales have been completed to date. Previously, we operated a chemical processing and cleaning business, known as Pak-It and a retail and wholesale distribution business known as Javaco, Inc. As of December 31, 2012, we had exited both of these businesses and their results in all periods presented are classified as discontinued operations. Our P2O business has been operating in a limited commercial capacity since December 2010 and we anticipate that this line of business will account for a majority of our revenues in 2015 and periods thereafter. Historically, however, our revenues have been partially derived from our other lines of business and products, Javaco and Pak-It, which are classified in this Annual Report as discontinued operations. In the year ended December 31, 2014, we had total sales of approximately $59,017, of which $46,111 were derived from our P2O business and $12,906 were derived from our Data Business. In the year ended December 31, 2013, we had total sales of $693,125 from our P2O business and $93,712 from our Data Business.

We conduct our P2O business at our facilities located in Niagara Falls, New York. Our corporate address is 20 Iroquois Street, Niagara Falls, NY 14303.

Organizational History

We were incorporated on April 20, 2006 under the laws of the State of Nevada under the name 310 Holdings Inc. (“310”). On April 24, 2009, the Company’s founder, former CEO and Chief of Technology, John Bordynuik, purchased 63% of the issued and outstanding shares of 310 and became our chairman and chief executive officer. On June 25, 2009, we purchased certain assets from John Bordynuik, Inc., a corporation founded by Mr. Bordynuik. The assets acquired included tape drives, computer hardware, servers and a mobile data recovery container to read and transfer data from magnetic tapes. From inception until August 2009, we were a shell company within the meaning of the rules of the Securities and Exchange Commission. On August 24, 2009, we acquired all of the outstanding shares of Javaco, Inc., a wholly owned subsidiary of Domark International, Inc. On September 30, 2009, we acquired 100% of the issued and outstanding equity interests of Pak-It, LLC. We formed JBI (Canada) Inc. on February 9, 2010 for purposes of distributing Pak-It products in Canada. We formed Plastic2Oil of NY, #1, LLC on May 4, 2010, for the development and commercialization of our Plastic2Oil business in Niagara Falls, NY.

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

In December 2010, the Company entered into a twenty year lease for a recycling facility in Thorold, Ontario. During the period ended December 31, 2013, the Company determined that it would no longer operate the facility and shut down all operations. The assets and operations related to the recycling facility have been reclassified as discontinued operations for all periods presented (See Note 16).

On July 31, 2014, we changed our corporate name to Plastic2Oil, Inc. On January 6. 2015, we changed the names of our Canadian subsidiaries from JBI (Canada) Inc. to Plastic2Oil (Canada), Inc. and from JBI RE ONE, Inc. to Plastic2Oil RE ONE, Inc.

Our common stock is quoted on the OTCQB Market under the symbol “PTOI”.

Organizational Chart

The following chart outlines our corporate structure, as of March 31, 2015, and identifies the jurisdiction of organization of each of our material subsidiaries. Each material subsidiary is wholly-owned by the company

Plastic2Oil, Inc.	-	Operates our Data Recovery and Migration business and Parent company with corporate office in Niagara Falls, NY.

Plastic2Oil of NY #1, LLC	-	Operates our P2O business in Niagara Falls, NY.

Plastic2Oil (Canada) Inc.	-	Conducts our P2O business in Canada, including management of our fuel blending site.

JBI CDE, Inc.		Non operating subsidiary with no activity.

Javaco, Inc.		Dicontinued non-operating subsidiary.

Pak-IT, LLC		Discontinued non-operating subsidiary

Plastic2Oil Marine, Inc.		Non-operating subsidiary with no activity.

Our Primary Business - Plastic2Oil

P2O Overview

Our business focus is to sell processors that produce fuel products mainly from unsorted, unwashed plastics. We operate our processors to test potential customer feedstock. We have years of significant operating data and have solved numerous challenges that vexed the plastics-to-oil industry. Since inception we have produced approximately 670,000 gallons of fuel. Our P2O processors have evolved into a modular solution with the completion of our third P2O processor in 2013. We use third party contract manufacturers to supply us with many of the key modular components of our processors, including the kilns, distillation towers and other key components that require specialized machining and fabrication.

Our proprietary P2O process converts waste plastic into fuel through a series of chemical reactions. We developed this process in 2009 and began very limited commercial production in 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor at our Niagara Falls, New York facility. Currently, we have three fully-permitted operational P2O processors, which are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6, all of which are fuels produced to the specifications published by ASTM. One fully-permitted P2O processor is dedicated to research & development activities. We have two additional processors in the process of assembly offsite. Our P2O process is capable of producing two by-products, an off-gas similar to natural gas and a petcoke carbon residue. We primarily use our off-gas product in our operations to fuel the burners in our P2O processors. We sell our fuel products through two main distribution channels comprised of fuel wholesalers and directly to commercial and industrial end-users.

We shut down our fuel production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors and we have not resumed fuel production due to the repair costs as well as our shift in strategy toward manufacturing processors for sale, as opposed to producing and selling fuel products. Management estimates that the repair of the processors will require the expenditure of between $175,000 and $200,000. At March 30, 2015, we lacked the working capital or access to bank credit to make these repairs. We are reviewing our financing options, including the sale of shares of our common stock or other securities, in order to allow us to obtain sufficient funds to make the required repairs and resume pilot operation of our processors to support processor sales. Management currently anticipates that the processors will remain idle at least until the third quarter of 2015 other than pilot runs to support processor sales. During the idle period, we significantly reduced our headcount by furloughing our operations personnel but retained a small team to perform general repairs and maintenance on the processors. Once the processors are 100% repaired, we expect a small increase in our headcount in order to resume fuel production.

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

Currently, we understand that there are several plastic-to-oil processes operational globally. These other processes employ a wide range of technologies and yield varying purities of fuel output. We believe that our process has many advantages over other commercially available processes in that our P2O solution requires a comparatively lesser initial capital investment and yields high-quality, ultra-low sulphur fuel, with no need for further refinement. Additionally, our process uses comparatively little energy and physical space, which, in our view, makes it better suited for high-volume production and expansion to multiple sites.

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

We have developed our Plastic2Oil processors to be continuously running, energy-efficient and environmentally-friendly while converting waste plastics into end-user ready, and ultra-clean, ultra-low sulfur fuels. The processors are periodically shut-down for maintenance and residue removal. The fuels produced can be used directly by our customers without further refining or processing. Over a three year period, we have scaled our processing operations from a one gallon processor to three processors, each permitted to feed up to 4,000 pounds of feedstock per hour. Some of the milestones that we have reached include:

●	Manufacturing and operating multiple processors at our Niagara Falls, NY site;

●	From inception, the processors were designed with safety and green emissions as top priorities;

●	Standardization and modularization of the components of our processors;

●	Ability to continuously feed waste plastic 24 hours a day;

●	Approximately 86% of waste plastic by weight is converted to liquid fuel conversion;

●	Approximately 8% of waste plastic by weight is converted to gas and is used to fuel the process;

●	Operating at atmospheric pressure, not susceptible to pinhole leaks and other problems with pressure and vacuum-based systems;

●	No requirement for incinerators, thermal oxidizers or scrubbers and no stack monitoring is necessary;

●	Three stack tests (two on the initial processor and one on the second processor) conducted by Conestoga-Rovers & Associates (“CRA”), prove emissions are extremely low;

●	Process validation by SAIC Energy, Environment & Infrastructure, LLC and IsleChem, LLC; and

●	Permitted to operate three processors commercially in New York by the NYSDEC.

Processor Input

Waste Plastics: We are able to feed mainly mixed unwashed waste plastics into the Plastic2Oil processors. Waste plastic is widely available and we are focused on maximizing the types and densities of the plastic we procure for optimal processor performance.

Heat Transfer Fluid: We are also able to include hydrocarbon based transfer fluid as feed into the Platic2Oil processors.

Processor Output

We are currently permitted to feed two tons, or 4,000 pounds, of waste plastic per hour into each processor by a continuous conveyor belt where it is heated by a burner that mainly burns off-gases produced from the P2O process. Plastic hydrocarbons are cracked into various shorter hydrocarbon chains and exit in a gaseous state. Any residue, metals and or non-usable substances remain in the reactor and are periodically removed. Through our proprietary process, Fuel Oil No. 6, Fuel Oil No. 2, and Naphtha are condensed from the reactor through the remainder of the process. The fuel output is then transferred to storage tanks automatically by the system. Our process is mainly operated by an automated computer system that controls the conveyor feed rate, system temperatures, off-gas systems and the pumping out of newly created fuel to storage tanks. The plastic to liquid fuel conversion is approximately 86% by weight. Therefore, 20 tons of plastic can be processed into approximately 4,100 gallons of fuel. At March 30, 2015, we had three operational processors at our Niagara Falls, NY facility. One processor was dedicated to research & development and the other two processors remained idle due to maintenance and repair issues.

Fuel Produced: The fuel produced in our processors is ultra-low sulfur fuel and is ready for end-users without the need for further refinement.

Off-gas: Approximately 8-10% of waste plastics fed into the processors are converted to a mixture of hydrogen, methane, ethane, butane and propane gas, which we call “off-gas”. Once our processors are in a state to begin the P2O process, they use their own off-gas to fuel the burners in the process.

Residue: There is approximately 2-4% residue from our process, which is petroleum coke or carbon black (which we call “petcoke”) that needs to be removed on a periodic basis.

Feedstock

Our P2O process primarily uses post-commercial and industrial waste plastic that might otherwise be sent to a landfill by the commercial and industrial producers of such waste plastic. We believe that this can be costly for these producers due to the large volumes of plastic waste that they generate. As such, our business model is premised on the processor’s ability to accept numerous types of waste plastics from such sources at a relatively low cost. We believe that our processor ability to accept mainly mixed, unwashed waste plastics is a significant advantage of our P2O process compared to similar operations in our industry.

Fuel Products

Our P2O process makes both light and heavy fuel products which are Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6, as defined by ASTM. Our process also generates two main by-products, a reusable off-gas similar to natural gas and a carbon residue known as petcoke.

Naphtha is a very light fuel product that is used as a cutting component for both high and regular grade gasoline. Fuel Oil No. 2 is a mid-range fuel commonly known as diesel and has numerous transportation, manufacturing and industrial uses. Fuel Oil No. 6 is a heavy fuel generally used in industrial boilers and ships. Our process produces high quality, ultra-low sulphur fuels, without the need for further refinement which enables fuel sales directly from the processors to the end-user.

The reusable off-gas that is produced by the P2O process is used to fuel the burner that heats the entire processor.

P2O Facilities

We currently have one main operating facility (located in Niagara Falls, NY) that we use in our P2O business, as well as a second facility, our fuel blending site (located in Thorold, Canada), for use in the future. These are briefly described below. Additional information on our properties can be found in Item 2 of this report.

Niagara Falls, NY facility: Our Niagara Falls, NY facility currently has two operating buildings, a 10,000 square foot building that currently houses one commercial-scale P2O processor and one P2O processor devoted to research & development activities, and a 7,200 square foot building housing the third commercial-scale P2O processor. Our Niagara Falls operations are situated on eight acres that can accommodate expansion of our operations. This facility also serves as the center of our research and development operations and our administrative offices.

Blending Site: We own a 250,000 gallon fuel-blending facility in Thorold, Ontario, Canada, which, when in use, would allow us to blend and self-certify certain fuels that are produced from our process to meet government specifications.

Sales and Distribution

Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. We plan to grow mainly from sale of processors first, and fuel seller second.

We sell our fuel products through two main channels: fuel brokers and direct to end-users. We have no long-term contracts for fuel sales; rather, we sell our fuel through the issuance of routine purchase orders.

During the years ended December 31, 2014 and 2013, 89.0%, and 81.0.0%, respectively, of total net revenues were generated from two and four customers. As of December 31, 2014, and 2013 two, and three customers, respectively, accounted for 100.0%, and 77.0% of accounts receivable.

Suppliers

The principal goods that we require for our P2O business are the waste plastic that we use as feedstock for production of our fuels. We collect waste plastics from commercial and industrial businesses that generate large amounts of this waste stream. As of March 30, 2015 we had approximately 327,000 pounds of waste plastic and approximately 10,000 gallons of heat transfer fluid available in inventory as feedstock, to support the resumption of operations upon the repairs, as mentioned above.

We also rely on third party manufacturers for the manufacture of many components of our processors including kilns and distillation towers. During the years ended December 31, 2014, and 2013, 27.6%, and 26.4%, of total net purchases were made from four vendors. As of December 31, 2014 and 2013, four suppliers, respectively, accounted for 38.0%, and 27.9% respectively, of accounts payable.

Licenses, Permits and Testing

We maintain the following permits and licenses in connection with the operation of our P2O business.

License/Permit	Issuing Authority	Registration Number	Issue date
Air Permit	NYSDEC	9-2911-00348/00002	06/30/2014
Solid Waste Permit	NYSDEC	9-2911-00348/00003	06/30/2014
Bulk Fuel Blending License	Ontario Technical Standards & Safety Authority	000184322	10/12/2014
Waste Disposal Site	Ontario Ministry of the Environment	A121029	Perpetual (subject to annual Environment reviews)

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

The emissions tests conducted by CRA on our processors are summarized in the following table:

Emissions	Units[1]	Original Stack Test (2010) – Processor #1	Final Stack Test (Dec. 2011) – Processor #1	Stack Test (Dec. 2012) – Processor #2
CO – Carbon Monoxide	ppm	3.16	3.1	3.7
SO 2 - Sulphur Dioxide	ppm	0.23	0.02	0.39
NOx – Oxides of Nitrogen	ppm	86.4	15.1	21.3
TNMHC – Total Non-Methane Hydrocarbons	ppm	0.25	3.92	0.62
PM – Particulate Matter	Lbs./hr.	0.016	0.002	0.012
Hexane	Lbs./hr.	Not tested	0.00001	0.0013

1“ppm” means parts per million

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

Competition

Our P2O business has elements of both a recycling business and a fuel refiner/ production business, which makes it difficult to identify and make direct comparisons to competitors. Both the recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to achieve and maintain a competitive position with respect to technological advances in both of these sectors. We believe that our business currently faces competition in the plastics-to-energy market, including competition from Vadxx and Agilyx, each of which has developed alternative methods for obtaining and generating fuel from plastics. See “Risk Factors—Risks Related to Our Business”. Because P2O solution end products include a variety of fuels, we also face competition from the broader petroleum industry.

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

Business Strategy

Our long-term strategy is to become the leading plastic-to-oil processor manufacturer. We operate our processors to demonstrate our technology and processor capabilities for process improvement, for research and development activities and to test potential customer feedstock. The key elements of our strategy to achieve this goal are as follows:

Marketing Strategy

We target post-commercial and industrial waste plastic partners. We believe this allows us to identify sources of large plastic waste streams, such as industrial sites and material recovery facilities and recycling centers.. We also seek to partner with businesses and municipalities that collect waste plastics. Our vision is to help redirect these waste plastic streams, preventing them from entering landfills.

Manufacturing and Procurement Strategy

Our P2O business model allows us to simultaneously pursue sales to multiple commercial opportunities (partners) across the waste plastic and fuel markets. Our P2O processors have evolved to be modular solutions with the completion of processor #3 in 2013. We use third party contract manufacturers for the manufacture of many of the key modular components of our processors, including the kilns, distillation towers as well as other key components that require specialized machining and fabrication. We will license our P2O technology, including construction operation and maintenance of processors for operation at our partners’ sites. Our strategy is to have our partners construct clusters of P2O processors at sources of large plastic waste streams, such as industrial sites, material recovery facilities and recycling centers.

Feedstock Procurement Strategy

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

Other Businesses

Data Recovery & Migration

In June 2009, we purchased certain assets from John Bordynuik, Inc., a corporation founded by John Bordynuik, our former Chief Executive Officer and former Chief of Technology. The assets acquired from John Bordynuik, Inc. included tape drives, computer hardware, servers and a mobile data recovery lab to read and transfer data from magnetic tapes and these assets are used in our Data Recovery & Migration business.

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

The process for data recovery was developed and is very highly dependent on Mr. John Bordynuik. The Data Business’s reliance on Mr. Bordynuik has been a key driver to achieving revenue in 2014 and 2013. In light of our business strategy focus on our P2O business, we anticipate that revenues and profits generated from our Data Business operations will represent a decreasing share, if any, of our total revenues and profits in future reporting periods. Due to these factors, all related to the assets of the Data Business was recorded as impaired in 2012.

Pak-It

From September 2009 until February 2012, through Pak-It, we were engaged in the manufacture of cleaning chemicals. As previously reported, we sold substantially all of the assets of this business in February 2012 because management felt that Pak-It’s business was no longer aligned with our strategic focus on our P2O business. For all years reported, the results of operations of Pak-It have been recorded as discontinued operation, as recorded in Footnote 16 of our Consolidated Financial Statements.

Javaco

From August 2009 until July 2012, through Javaco, we were a retailer and wholesale distributor of equipment, hardware and tools for the safety, maintenance and construction industries. As previously reported, in July 2012, we closed Javaco and liquidated substantially all of the fixed assets and inventory because management felt that Javaco’s business was no longer aligned with our strategic focus on our P2O business. For all years reported, the results of operations of Javaco have been recorded as discontinued operations, as recorded in Footnote 16 of our Consolidated Financial Statements.

Intellectual Property

To ensure the protection of our proprietary technology, we have applied for patent protection for both the P2O process and P2O processor. As of March 31, 2015, no patents have been issued. Management anticipates filing additional patent applications for various aspects of our P2O process in the near future. A lack of patent protection could have a material adverse effect on our ability to gain a competitive advantage for our process and processors, since it is possible that our competitors may be able to duplicate the P2O process for their own purposes. We also rely on our trade secrets to provide protection from portions of our process and proprietary catalyst. See “Risk Factors—Risks Related to Our Business”.

We also hold a U.S. patent relating to our Data Business for the recovery of tape information.

Research and Development

Given our strategic focus on developing our P2O business, we anticipate that our research and development activities related to our P2O processors and the construction, operation and systems management of those processors. Specifically, we will seek to increase the operational capabilities and performance of our P2O processors as opportunities arise. Research and development expenditures were $20,999, and $465,671 in 2014 and 2013, respectively.

Employees

As of March 30, 2015, we employed 10 persons on a full-time basis, of which two were executive management, two were in finance and administration, one was in procurement, sales and marketing, four were in operations and one was in technology/ research and development. None of our employees are subject to a collective bargaining agreement and we believe that our labor relations are good.

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

We have incurred net losses since our inception, including losses of $6,801,519 and $13,234,265 in 2014 and 2013, respectively. We expect to incur losses and potentially have negative cash flow from operating activities for the near future. We have divested of our significant non-core businesses, which historically had generated revenues for the Company and have transitioned our focus solely on the development of our P2O business. To date, our revenues from our P2O business have been limited and we expect to invest significant additional capital in the further development and expansion of our P2O business and for marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. As a result, even if our revenues increase substantially, we expect that our expenses could exceed revenues for the foreseeable future. It is not certain when we will achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We may experience significant fluctuations in our revenues, significantly driven in part by the long negotiation periods, market price of fuel and we may incur losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of investors and securities analysts, which may result in a decrease in the market value of our securities.

We have a limited operating history and are focused on our P2O business, which may make it difficult to evaluate our current business and predict our future performance.

After divesting certain non-core business lines, we are solely focused on our P2O business and our limited operating history may make it difficult to evaluate our current business and predict future performance as we continue to expand and grow, as well as modify the current processors to become more efficient. Additionally, with the shutdown of our regional recycling center in 2013 and the divestitures of Pak-It and Javaco in 2012, our historical results are not indicative of future revenues. Any assessment of our current business and predictions about our future success or viability may not be as accurate as otherwise possible if we had a longer operating history. We have encountered, and may continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business could be harmed.

Our process and processors may fail to produce fuel at the volumes we expect.

A key component of our business strategy is to market our processors that produce a viable high quality fuel to wholesalers and industrial end users. Even with a reliable supply of sufficient volumes of waste plastic, our and ours customer processors may fail to perform due to mechanical failure or unscheduled maintenance resulting in potentially significant downtime. Our processors do not have a long operating history, and accordingly the equipment and systems in any given processor may not operate as planned or for as long as expected based on preliminary testing and trials.

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

Our future capital requirements will be substantial, particularly as we continue to develop our P2O business. We believe that our current cash and cash equivalents will not allow us to expand commercial operations at the Niagara Falls, NY Facility. Because the costs of developing the P2O business on a commercial scale are highly contingent on our approach to commercialization, and are subject to many variables, including site-specific development costs and the number of processors to be placed at a given location, we cannot reliably reasonably estimate the amount of capital required to expand the P2O business beyond the Niagara Falls, NY facility; thus processor manufacturer first, and fuel seller second. If we are successful in achieving our plans to enter into other P2O industrial partnerships, we may require significant additional funding to execute such partnerships and may not be able to rely on funding through our own earnings. Funding would be required for constructing P2O processors, site specific build-outs and developing other aspects of our business with our industrial partners.

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

Our future capital requirements will depend on many factors, including:

●	the financial success of our P2O business and sale of processors;

●	the timing of, and costs involved in, entering into agreements with suitable industrial partners, and the timing and terms of those agreements;

●	the cost of constructing P2O processors and the amount of other capital expenditures related to site development;

●	our ability to negotiate distribution or further sale agreements for the processors we manufacture, and the timing and terms of those agreements; and

●	the timing of, and costs involved in obtaining, the necessary government or regulatory approvals and permits by our customers.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If funds are necessary or required and are not available to us on a timely basis, we may delay, limit, reduce or terminate:

●	our research and development activities;

●	our plans to expand our business through industrial partnerships;

●	our activities in negotiating agreements necessary in connection with the commercial scale operation of the P2O business; and

●	the development of the P2O business, generally.

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

Our P2O business has elements of both a recycling business and a fuel sales business. The recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Our P2O business faces mild competition in the plastics-to-energy market, including competition from Vadxx, and Agilyx, who have each developed alternative methods for obtaining and generating fuel from plastics.

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

Our P2O business model depends on sale of processors. However, our customers may delay procurement due to the availability of waste plastic obtained at relatively low cost to be used as a feedstock to produce o fuel products. If the availability of feedstock decreases, or if our customers are required to pay substantially more than is reasonable to become profitable for feedstock, this could reduce their fuel production and/or potentially reduce theirr profit margins if they are forced to use alternative, more costly measures to procure feedstock. It is possible that an adequate supply of feedstock may not be available for the customerprocessors to meet daily processing capacity. This could have a materially adverse effect on our customers financial condition and operating results.

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

A significant portion of our anticipated revenue for fiscal 2015 will be derived from processor sales, as well as from the sale of fuel that we produce at our Niagara Falls, NY Facility. We will incur additional expenses to increase production at that facility and any failure to produce fuel at anticipated volumes and costs would adversely affect our revenues, free cash flow and potential ability to build other planned production facilities. Such failure would adversely affect our business, financial condition and results of operations.

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

We may have difficulties gaining market acceptance and successfully marketing our processors or fuel to our customers.

A key component of our business strategy is to market our processors and fuel as a viable high quality fuel to wholesalers and industrial end users. If we fail to successfully market our processors or fuel or the targeted customers do not accept it, our business, financial condition and results of operations will be materially adversely affected.

To gain market acceptance and successfully market our processors and fuel, we must effectively demonstrate the advantages of using P2O fuel over other fuels, including conventional fossil fuels, biofuels and other alternative fuels and blended fuels. We must show that P2O fuel is a direct replacement for fossil fuels. We must also overcome marketing and lobbying efforts by producers of other fuels, many of whom have greater resources than we do. If the markets for our processors and fuel do not develop as we currently anticipate, or if we are unable to penetrate these markets successfully, our revenue and revenue growth rate could be materially and adversely affected.

Pre-existing contractual commitments and skepticism of new production methods for fuels may hinder market acceptance of our processors and fuel.

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

We are working to establish long-term supply contracts with contract manufacturers. However, we cannot guarantee that we will be able to enter into long-term supply contracts on commercially reasonable terms, or at all, or to acquire, develop or contract for internal manufacturing capabilities. Any resources we expend on acquiring or building internal manufacturing capabilities could be at the expense of other potentially more profitable opportunities.

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

Our independent registered public accounting firms, in their audit opinions issued in connection with our consolidated balance sheets as of December 31, 2014 and 2013 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013, have expressed substantial doubt about our ability to continue as a going concern given our net losses, accumulated deficit and negative cash flows. The accompanying consolidated financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and accordingly do not contain any adjustments which may result due to the outcome of this uncertainty.

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

Sales of substantial amounts of our common stock by stockholders in the public market, or even the potential for such sales, may adversely affect the market price of our common stock and could impair our ability to raise capital through selling equity securities. As of the date of this filing, approximately 76.7 million of the 120.2 million shares of common stock currently outstanding were freely transferable without restriction or further registration under the securities laws, unless held by “affiliates” of our company, as that term is defined under the securities laws. We also have outstanding, approximately 43.5 million shares of restricted stock, as that term is defined in Rule 144 under the securities laws that are eligible for sale in the public market, subject to compliance with the requirements of Rule 144.

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

1. Corporate Office and Niagara Falls, NY facility

Our Niagara Falls, NY facility currently has two operating buildings, a 10,000 square foot building that currently houses two commercial-scale P2O processors and a 7,200 square foot building that houses one commercial-scale processor of our P2O business and other fabrication equipment and parts relevant to the process. This facility serves as the center of our research and development operations and our corporate and administrative offices and is situated on eight acres of land which we own, subject to a mortgage securing approximately $90,000 of mortgage debt outstanding as of March 30, 2015. We believe that this site is adequate to accommodate further expansion of our operations in the foreseeable future.

2. Recycling Facility

We lease approximately 18,000 square feet of commercial space on nine acres in Thorold, Ontario, Canada, in which we operated our discontinued waste plastics and cardboard recycling facility. This location is located approximately 15 miles from the Niagara Falls, NY facility. The lease expires on December 31, 2030. In the fourth quarter of 2013, the Company determined that it would no longer operate the facility and shut down all operations. The assets and operations related to the recycling facility have been reclassified as discontinued operations for all periods presented. (See Note 15)

3. Fuel Blending Facility

We own approximately six acres of land in Thorold, Ontario, Canada where we have the capability to operate our fuel blending facility with a 250,000 gallon capacity. When active, the fuel-blending facility gives us the capability to store, blend, analyze and self-certify the fuels produced from the P2O process. The facility is not currently in use. We own the property and have no mortgage debt outstanding in relation to this facility.

4. Thorold, Ontario, Canada Office Building

We own approximately 21,000 square feet in Thorold, Ontario, consisting of 5,000 square feet of office space and 16,000 square feet of warehousing and storage space which serves as storage for our company as well as offsite IT operations. This property is encumbered by a mortgage securing approximately $280,000 of debt.

ITEM 3. LEGAL PROCEEDINGS

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages. The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary. The debt in the amount of $346,386 was written off. Prior to December 31, 2011, the former employee settled the dispute with the Company and agreed to repay $250,813 to the Company. The employee owns shares of the Company and will sell and use the proceeds to make the repayments. The Company recognized $94,250 and $34,950 in 2012 and 2013 respectively, as recoveries when realized. As of December 31, 2014, the Company has received $118,250 of repayments. This is a cumulative amount from 2012, 2013 and 2013. These recoveries of bad debt are included in selling, general and administrative expenses for the year ending December 31, 2014.

As previously reported, on July 28, 2011, certain of the Company’s stockholders filed a class action lawsuit (the “Class Action”) against the Company and Messrs. Bordynuik and Baldwin, former officers of the Company on behalf of purchasers of its securities. In an amended complaint filed on July 10, 2012, these stockholders sought to represent such purchasers during the period from August 28, 2009 through January 4, 2012. The original and amended complaints in that case, filed in federal court in Nevada, allege that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about the Company’s business, operations and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the defendants made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that certain media credits were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company’s financial results were not prepared in accordance with generally accepted accounting principles; and (4) that the Company lacked adequate internal and financial control. During the quarter ended June 30, 2012, a lead plaintiff was appointed in the case and an amended complaint was filed. The defendants’ answer to the amended complaint was filed during the fourth quarter of 2012. On August 8, 2013, the Company entered a stipulation agreement (the “Stipulation Agreement”) in potential settlement of the Class Action. Under the Stipulation Agreement, the Company would agree to issue shares of its common stock that will comprise a settlement fund. The number of shares to be issued will be dependent on the price per share of the Company’s common stock during a period preceding the date of the Court’s entry of final judgment in the case (the “Judgment Date”). If the price of the Company’s common stock is less than $0.50 per share based upon the average closing price for the 90 trading days preceding the Judgment Date, the Company would issue 3 million shares of its common stock. If the price of the Company’s common stock is between $0.50 and $0.70 per share, based upon the same 90-day average closing price, the Company would issue 2.5 million shares of its common stock. If the price of the Company’s common stock is more than $0.70 per share based upon the same 90-day average closing price the Company will issue 1.75 million shares of its common stock. The shares will not be distributed to class members in kind. At any time after final approval by the Court, class counsel would have the option to sell all or any portion of such shares for the benefit of class members, subject to certain volume limitations. Plaintiff’s counsel’s attorneys’ fees, subject to Court approval, would be paid out of the settlement fund. The Company would also pay settlement-related costs up to a maximum of $200,000. The plaintiffs and each of the class members who purchased the Company’s common stock during the proposed class period and alleged they were damaged would be deemed to have fully released all claims against the Company and other defendants upon entry of judgment. On September 10, 2013, that agreement was submitted to the Court, and class counsel moved for entry of an order granting preliminary approval of the settlement, including the mailing of a settlement notice that will include, among other things, the general terms of the settlement, proposed plan of allocation, and terms of plaintiff’s counsel’s fee application. On December 18, 2014, the Court granted that motion, and issued its Order granting preliminary approval of the settlement. The Court ordered that a settlement hearing be held on April 27, 2015, at which time the Court will determine whether to give final approval of the settlement and enter a Final Judgment in accordance therewith. The Company cannot predict the outcome of the class action litigation at this time.

On August 9, 2013, a purported shareholder derivative suit was filed in the United States District Court for the District of Massachusetts against John Bordynuik, former Chief Executive Officer of the Company and a former member of the Company’s Board of Directors, and Ronald C. Baldwin, former Chief Financial Officer of the Company. The Complaint was filed by Erwin Grampp, allegedly acting on behalf of the Company, and it names the Company as a nominal defendant. This is the second purported shareholder derivative suit that Mr. Grampp has filed in which the Company has been named as a nominal defendant. As previously reported, the first such suit by Mr. Grampp was dismissed by the court. This recent Complaint (“Grampp II”) alleges, inter alia, that defendants Bordynuik and Baldwin breached fiduciary duties owed to the Company by causing the Company to erroneously book certain media credits in 2009. Grampp II alleges that this conduct resulted in two lawsuits against the Company, one an action brought by the Securities and Exchange Commission (the “SEC Action”) and the other a purported class action by Ellisa Pancoe and Howard Howell (the “Class Action”). Grampp II alleges that the Company has settled the SEC Action, and that the Company is in the process of settling the Class Action, but that the Company has been damaged as a result of these two lawsuits. Grampp II seeks to recover damages on behalf of the Company from defendants Bordynuik and Baldwin in an unspecified amount. It also seeks unspecified equitable relief, and costs and attorneys’ fees incurred in the action. On October 11, 2013, defendants Bordynuik and Baldwin filed a motion to dismiss this action. Thereafter, the Court granted plaintiff leave to amend his complaint, and defendants Bordynuik and Baldwin have renewed their motion to dismiss. The motion thus renewed is pending and the Court has not ruled upon it. Pursuant to the Company’s By-Laws, the Company has an obligation to indemnify defendants Bordynuik and Baldwin to the fullest extent permitted by Nevada law.

On August 20, 2013, plaintiff Stephen Seneca filed suit against the Company and John Bordynuik, former Chief Executive Officer of the Company and a former member of its Board of Directors, alleging claims against the Company for fraud, negligence, civil conspiracy, and breach of contract, as well as a breach of Section 678.4011 of the Florida Statutes. The claims allege wrongdoing by the Company in connection with a Unit Purchase and Exchange Agreement dated September 30, 2009, and certain shares of the Company’s stock issued pursuant thereto. On September 17, 2013, plaintiff caused a Summons to be issued on the complaint, and on September 26, 2013, plaintiff caused the Complaint to be served on the Company. Plaintiff seeks damages “in excess of one million dollars.” On October 31, 2013, the Company and Mr. Bordynuik filed a motion to dismiss this complaint. On May 14, 2014, the Court issued an Order granting the motion in part. The Court dismissed one of the claims made against the Company, and struck another from the complaint. Mr. Bordynuik and the Company thereafter filed their Answer to the complaint. On or about February 13, 2015, the Company and Mr. Bordynuik entered into a Settlement Agreement with Mr. Seneca, pursuant to a settlement reached at a mediation. The Settlement Agreement calls for payment by the Company to Mr. Seneca of $110,000, in equal monthly installments of $5,000, payable over a period of 22 months. These payments are secured by a mortgage of the Company’s property at 20 Iroquois St., Niagara Falls, New York. The settlement also calls for the issuance to Mr. Seneca of one million shares of the Company’s common stock. Those shares are restricted securities and have been issued. Pursuant to the Settlement Agreement, the lawsuit was dismissed with prejudice.

On August 14, 2013, John Bordynuik, Inc. a Company not affiliated with Mr. John Bordynuik, Chief of Technology brought suit against the Company in the United States District Court for the District of Nevada, alleging damages for breach of contract, conversion, fraud and fraud in the inducement in connection with an alleged 2009 Asset Purchase Agreement. In September 2013 and October 2013, the Company brought motions to dismiss the complaint and for summary judgment. On January 13, 2015, the Court issued its Order denying those motions, and on January 30, 2015, the Company filed its Answer to the Complaint, denying the material allegations of the Complaint and raising a number of affirmative defenses. The Company cannot predict the outcome of this matter at this time.

On or about June 30, 2014, plaintiff National Maintenance Contracting Corp. filed a complaint in the Supreme Court of the State of New York, County of Niagara. On September 10, 2014, plaintiff filed an Amended Complaint. On September 12, 2014, the amended complaint was served upon the Secretary of State of the State of New York. The amended complaint alleges that the Company is indebted to plaintiff in the amount of $137,461.21 on account of work performed by plaintiff for the Company. The amended complaint consists of three causes of action: a first cause of action, for breach of contract; a second cause of action, for an account stated; and a third cause of action, to foreclose on an alleged mechanic’s lien. On November 26, 2014, the Company filed a motion to dismiss the third cause of action on the grounds that plaintiff failed to give the notice of pendency required by Section 17 of the New York State lien law. On March 10, 2015, plaintiff filed a cross motion, seeking an Order permitting plaintiff to file an amended mechanic’s lien nunc pro tunc and to extend same; in the alternative, the cross motion seeks an order permitting plaintiff to file a lis pendens nunc pro tunc. The motion and cross motion are set for hearing on April 15, 2015. The Company cannot predict the outcome of this matter at this time.

As of December 31, 2014, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted for trading on the OTCQB under symbol “PTOI”. The following table sets forth, for each of the quarterly periods indicated, the high and low bid prices of our common stock. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter	High	Low
2013:
First Quarter	$1.49	$0.61
Second Quarter	0.75	0.29
Third Quarter	0.50	0.32
Fourth Quarter	0.38	0.09

2014:
First Quarter	$0.31	$0.06
Second Quarter	0.19	0.08
Third Quarter	0.19	0.08
Fourth Quarter	0.12	0.05

Holders

The last sales price of our common stock as reported by the OTC Market on March 30, 2015 was $0.085 per share.

On March 31, 2015, there were 486 holders of record.

As of March 31, 2015, we had issued and outstanding (i) 120,246,157 shares of common stock, $0.001 par value per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2014 with respect to equity compensation plans under which the Company’s common Stock may be issued.

Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders

Plastic2Oil, Inc. 2012 Long-Term Incentive Plan	5,303,334	1.30	4,477,716
Equity Compensation Plans not Approved by Stockholders	N/A	N/A	N/A

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (the ” MD&A “) of the results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, together with the accompanying notes, as well as other financial information included elsewhere in this Report. This discussion contains forward-looking statements that involve certain risks and uncertainties, and that reflect estimates and assumptions. See the section titled, “Cautionary Statement Regarding Forward-Looking Statements” for more information on forward-looking statements. Our actual results may differ materially from those indicated in forward-looking statements. Factors that could cause our actual results to differ materially from our forward-looking statements are described in “Risk Factors” Part I Item 1A, and elsewhere in this Report.

Business Overview

For financial reporting purposes, we operate in two business segments, (i) our P2O® solution business, which manufactures and sells the fuel produced through our two operating P2O processors and (ii) data storage and recovery (the “Data Business”). Previously, we operated a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc. As of December 31, 2014, we had exited all of these businesses and their results in all periods presented are classified as discontinued operations (Note 15).

Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. We plan to grow mainly from sale of processors first, and fuel seller second.

We anticipate that this segment will account for substantially all of our revenues in 2015 and beyond. Historically, however, our revenues have been derived primarily from our other segments and products, including those noted above as discontinued operations.

The following table highlights since inception the proceeds from financings, research and development expenditures, investment in property, plant and equipment and fuel produced:

	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014	Total
Net financing proceeds	$-	$4,080,166	$8,236,126	$11,699,066	$7,072,752	$1,705,095	$32,793,205
Research & development cost	-	492,290	1,048,652	445,947	465,671	20,999	2,473,559
Investment in property, plant & equipment	$535,521	$1,069,810	$2,875,104	$311,998	$2,581,555	$13,775	$7,387,763
Fuel produced (in gallons)	-	-	-	317,224	337,813	12,959	667,996

Plastic2Oil Business

Our business focus is to sell processors. We will operate our processors to test potential customer’s feedstock. We manufacture processors that produce fuel products mainly from unsorted, unwashed waste plastics for distribution across a number of markets. We continue to execute on our business strategy with the goal of becoming a leading North American company that transforms waste plastic into ultra-clean, ultra-low sulphur fuel.

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

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report, we have three operational processors and two additional processors in the process of assembly. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. We have years of significant operating data and have solved numerous challenges that have blocked competitor success. Since inception we’ve produced 667,996 gallons of fuel.

2014 update

The Company began implementing a shift in business strategy, which focuses on the sale and licensing of our proprietary processors, as opposed to exclusively processing plastics and selling fuel. In light of the company’s exclusive focus on completing sales and licensing of our processors, we have temporarily suspended our plastic processing and fuel production operations at the Niagara Falls, NY site. This being said, we have renewed our permits accordingly as our plan is to resume operations for the purpose of “showcasing” our processors once we execute a processor sale. Importantly, the temporary shutdown of the company’s plastic processing and fuel production operations has had absolutely no effect on the company’s ability to market our processors or negotiate with potential buyers. Another recent change was the decommissioning of several older fuel tanks, which were rendered obsolete by the tank farm we installed with Processor #3.

We continue to believe that our third generation Plastic2Oil processor, which we call our “flagship” processor, is the most automated, green, viable, and technologically advanced process in the world for converting waste plastics into usable fuel and we firmly believe there is substantial market potential for the sale and license of our processors. In its October 2014 report, entitled “Economic Impact of Plastics-to-Oil Facilities in the U.S.,” the American Chemistry Council (ACC) explored the potential impact that building plastics-to-oil (PTO) facilities in the U.S. could have on economic output and job creation. The report concluded that the U.S. could support as many as 600 PTO facilities depending on the production characteristics and size of each facility, generating:

●	Up to 38,900 jobs supported by new PTO operations.

●	8,800 would be directly employed by the facilities.

●	An additional 17,200 jobs would be in supply chain industries that are related to the plastics recovery industry and supporting the facilities.

●	Another 12,900 payroll-induced jobs would be supported by the spending of the earnings of workers in new PTO plants and throughout the supply chain.

●	$2.1 billion in annual payrolls generated by PTO facilities.

●	$6.6 billion in capital investment by the plastics-to-oil industry to build new facilities.

●	$8.9 billion in U.S. economic output from PTO operations.

●	$3.7 billion related to increased oil production.

●	$5.2 billion in additional supplier and payroll-induced impacts.

●	$18.0 billion of economic output during the investment phase.

To read the full article, please go to: http://plastics.americanchemistry.com/Stand-Alone-Content/Economic-Impact-of-Plastics-to-Oil-Facilities.pdf

EcoNavigation Transaction

On January 2, 2015, we entered into four related agreements with EcoNavigation, LLC (“EcoNavigation”) in connection with the supply of plastic-to-oil, or P2O, processors by the Company to EcoNavigation, and the Company’s related license of certain P2O technologies, supply of catalyst materials and provision of maintenance and other services. The obligation of EcoNavigation to purchase any P2O processors and to perform its other obligations under the agreements are contingent upon successful completion of a pilot program and other contingencies described below. The four agreements, which are described in more detail below and attached as exhibits hereto are: (i) an Equipment Supply Contract, (ii) a Technology License and Referral Agreement, (iii) a Catalyst Supply Agreement, and (iv) a Monitoring, Maintenance, Repair and Upgrade Agreement (collectively, the “Processor Agreements”).

The Processor Agreements establish the Company as the exclusive supplier of processing equipment to be used by EcoNavigation, which is engaged in the business of processing plastic feedstock for the purpose of creating fuel. However, the Company may sell its processors or may enter into licensing agreements with other companies in the future, insofar as the Processor Agreements are not exclusive as to the Company.

Equipment Supply Contract

The Equipment Supply Contract provides for the purchase of P2O processors by EcoNavigation from the Company. Assuming the satisfaction of the contingencies described below, EcoNavigation will purchase a minimum of six processors within three years from the execution of this Contract. Further, not less than two processors, and up to four processors, may be ordered by EcoNavigation as part of its initial order (“Initial Order”). The amount to be paid by EcoNavigation to the Company under the Initial Order will be between $5 million and $10 million, depending on the number of processors ordered.

Technology License and Referral Agreement

The Technology License and Referral Agreement provides that the Company will grant EcoNavigation a non-exclusive license in the United States for a twenty-year term to use and apply certain technology owned by the Company for the processing of plastic feedstock using the processors purchased by EcoNavigation from the Company pursuant to the Equipment Supply Contract. In exchange for the license granted, the Company will receive a monthly royalty equal to five percent of the gross revenues from sales by EcoNavigation of fuel and other byproducts generated by the processors. This Agreement also provides for an escrow of certain know-how related to the catalyst, which will be automatically licensed to EcoNavigation in the event of certain failures by the Company to meet its obligations under the Catalyst Supply Agreement so that EcoNavigation may seek an alternate catalyst supplier until the failure is remedied.

Catalyst Supply Agreement

The Catalyst Supply Agreement provides that, for the same term as the Technology License and Referral Agreement, the Company will supply the catalyst needed by EcoNavigation for all processors purchased from the Company. EcoNavigation will pay the Company $0.50 per pound for the catalyst, subject to Consumer Price Index adjustments.

Monitoring, Maintenance, Repair and Upgrade Agreement

The Monitoring, Maintenance, Repair and Upgrade Agreement provides that, for twenty years from the operational commencement of the last processor supplied to EcoNavigation, the Company will perform monitoring, special maintenance, and upgrades in connection with the processors purchased by EcoNavigation. EcoNavigation will pay for parts and labor in accordance with a schedule set forth in the Agreement.

EcoNavigation has the right to terminate each of the Processor Agreements upon either of the following events: (i) if EcoNavigation does not accept the results of a pilot test program to be performed within the first 120 days of the execution date (“Pilot Program”); or (ii) EcoNavigation does not obtain adequate funding for the Pilot Program, or the Initial Processor Order and/or lacks adequate working capital. In addition, the Processor Agreements contain certain customary termination rights, including without limitation, upon a material breach of one or more of the Processor Agreements or upon the other party’s bankruptcy or insolvency. A termination of any one of the Processor Agreements triggers a termination of the other Processor Agreements.

These negotiation periods are lengthy in nature and have no effect in our ability to continue marketing our processors or negotiate with potential buyers. We continue to have business discussions with other qualified and interested potential customers on the sale and licensing of our proprietary processors.

Unseasonably cold temperatures in the winter of 2013/2014

The temperature in winter 2013/2014 was far below what we had ever operated through, with some periods sustaining below zero Fahrenheit temperatures. This low temperature caused many local issues with off-the-shelf diesel freezing and gelling. Our Fuel Oil #6 meets ASTM D396 fuel standards which include a pour point (or freezing point) of -6 C pour point (21° F). The temperature often dropped below 5°F and at some periods below 0°F. These unseasonably cold temperatures and high winds froze our fuel and in some places our new water lines. We experimented with pour point depressants used in diesel for artic temperatures. After testing and verifying compatibility and functionality, we secured a good pour point depressant that will allow our fuel to flow at temperatures down to -30°C or -22°F. Subsequently to the weather damage and condenser failure (see below), we idled our processors in late December 2013. We also temporarily reduced our operation and fabrication work force in January 2014. We repaired temperature damage from the 2013/2014 winter in the spring of 2014. We replaced the new condensers on Processor #3 with condensers that have historically never failed in the process. We are adding equipment to our facility support systems to inject additives for lubricity and pour point to meet off road diesel use. The additives we tested performed well in off-road diesel equipment and the pour depressant is tested to work in extremely cold temperatures.

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

Feedstock Procurement

Historically, we operated under the premise that we would be able to obtain significant quantities of waste plastic at little or no cost to us, as we offered companies a more cost-effective disposal method for this waste stream. During 2013, as we processed increasing amounts of waste plastic, we made the determination that in order to obtain the most optimal feedstock on a consistent basis, we would be required to purchase this feedstock. We continue to receive free plastic from time to time, however, we have concluded that these sources are not able to provide us with the amount of feedstock required to consistently feed the processors at the optimum feedrates.

Data Recovery & Migration Business

The Data Recovery & Migration Business is not as capital intensive as our P2O business, but is time consuming with regard to the allocation of the time of John Bordynuik, our founder and currently a Consultant. His time is needed to interpret and read tape data and make necessary adjustments to the programming of the tape-reading equipment in order to accurately read the data. Revenues for this segment will vary based on our ability to read the tape data timely and the availability of Mr. Bordynuik to dedicate portions of his time to reading and interpreting the data from our customers’ media in the event that certain updates or changes to the programming are needed. During 2013 and 2014, we were able to complete certain orders for tape reading and recognize revenue related to this service. Due to the aforementioned time constraints of the Data Business, we are unable to routinely complete orders for tape reading services and recognize revenue for the work and revenue from this business will be limited and not predictable.

Listing on the OTCQB

As at March 31, 2015, we had 120,246,157 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On March 30, 2015, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.085.

Sources of Revenues and Expenses

Revenues

We currently derive revenues from two defined business segments: (1) P2O, through the manufacture of processor and as well as from the sale of Fuel Oil No 2, Naphtha and Fuel Oil # 6; and (2) Data Business, through the reading and interpretation of magnetic tape data. We did not derive any revenue from the operations of Recycling Center, Javaco and Pak-It during the year; however, the results of operations Recycling Center, Javaco and Pak-It for all prior years presented have been classified as discontinued in the statement of operations.

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

Other Income (Expense)

In 2014, other income (expense) of ($528,711) consisted mainly of the amortization of debt discount ($385,366), and loss on disposal of assets ($75,052). In 2013, other income (expense) of ($113,584) consisted mainly of the amortization of debt discount ($119,580), loss on disposal of assets ($17,769) and offset by miscellaneous receipts of payments from scrap metal.

Results of Operations – Year ended December 31, 2014 compared to Year ended December 31, 2013

Revenue

Revenue is primarily derived from our P2O business through the sale of our fuels and processed waste paper fiber. As we only recently shifted our business strategy to selling fuel processors, we did not derive any revenue from processor sales in 2013 or 2014. Additionally, we supplement this revenue with revenue from our Data Business through reading and interpreting magnetic tape media. The following table shows a breakdown of our revenues from these sources.

Revenue	Year ended December 31, 2014	Year ended December 31, 2013	% Change
P2O Revenue
Fuels	$46,111	$599,413	(92.3)

Total P2O Revenue	46,111	599,413	(92.3)

Data Business	12,906	93,712	(86.2)
TOTAL REVENUE	$59,017	$693,125	(91.5)

Our fuel revenue comprised approximately 78% and 86% of our total revenue for the years ended December 31, 2014 and December 31, 2013, respectively. Fuel shipments in 2014 were mainly from existing inventory on hand. Fuel revenues are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold. Our fuels are sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers. Generally, we are able to obtain a higher price per gallon for our Fuel Oil No. 2 as compared to Fuel Oil No. 6, and a significantly lower pricing for our Naphtha. The decrease in fuel revenue in 2014 as compared to 2013 was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors. The damage requires substantial working capital for general repairs and replacement of damaged condensers. These processors were idle for all of 2014 and are currently idle. Management estimates the processors will remain idle until the third quarter of 2015, other than pilot runs to support processors sales.

The following tables provide a comparison of production and sales of our three specific fuels for the years ended December 31, 2014 and 2013.

	Gallons Produced (Year ended December 31,)			Gallons Sold (Year ended December 31,)
Fuel Type	2014	2013	% Change	2014	2013	% Change
Fuel Oil No. 6	-	45,122	(63.0)	-	45,190	(64.3)
Fuel Oil No. 2	12,959	199,523	88.5	17,699	168,480	55.9
Naphtha	-	93,168	4.1	-	88,338	(1.3)
TOTAL	12,959	337,813	6.5	8,362	302,008	(6.9)

Revenues from the Data Business were driven by the completion of open and outstanding purchase orders.

Cost of Goods Sold & Total Gross Profit

Fuel shipments in 2014 were mainly from existing inventory on hand. Our 2013 costs of goods sold consisted of feedstock procurement and pre-processing costs, overhead incurred at our Niagara Falls, NY facility as well as the freight associated with the shipments of our plastics and fuels. Our feedstock procurement strategy is geared towards obtaining significant amounts of high quality feedstock at the lowest pricing available. The following tables are a breakdown of the costs of goods sold and Total Gross Profit:

Cost of Goods Sold	Year ended December 31, 2014	Year ended December 31, 2013	% Change
P2O COGS
Fuels	$92,500	690,488	(86.6)

Total P2O COGS	92,500	$690,488	(86.6)

Data Business	5,206	61,072	(91.5)
TOTAL COGS	$97,706	$751,560	(87.0)

Total Gross Profit

Gross Profit	Year ended December 31, 2014	Gross Profit % - Year ended December 31, 2014	Year ended December 31, 2013	Gross Profit % - Year ended December 31, 2014
P2O
Fuels	$(46,389)	(100.6)	$(91,075)	(15.2)

Total P2O Gross Loss	(46,389)	(100.6)	(91,075)	(15.2)

Data Business Gross Profit	7,700	59.7	32,640	34.8
TOTAL GROSS LOSS	$(38,689)	(65.6)	$(58,435)	(8.4)

P2O cost of goods sold decreased significantly in 2014 as compared to 2013 mainly due to the decrease in volume, and the company’s decision to shut down its production in 2014 due to the damaged condensers and other components of our processors. The 2014 fuel shipments were from inventory on hand. The cost of goods sold related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data.

For the years ended December 31, 2014 and 2013, we recorded a total gross loss of $38,689 and $58,435 respectively. The gross loss related to our fuel sales for year ended December 31, 2014 was negatively impacted by the significant decrease in production and shipment of our fuel product. This was due to our decision to shut down production in 2014 due to the damaged condensers and other components of our processors. The gross profit for the years ended December 31, 2014 and 2013 were $7,700 and $32,640, respectively, for the Data Business. This decrease was mainly due to the reduction of headcount by furloughing our operations personnel needed to perform these functions.

Operating Expenses

We incurred operating expenses of $6,233,619 during the year ended December 31, 2014, compared to $11,034,787 for the year ended December 31, 2013. This $4,505,425 decrease was mainly due to the reduction of headcount by furloughing our operations and administration personnel. The major area was driven by a $1,145,895 in non-cash stock compensation decrease, $1,495,491 in wages decrease, $562,882 in repairs and maintenances decrease, and $759,339 of additional operational expenses, offset by a $903,000 non-cash professional increase. There is also an impairment charge of $927,163 for processor #3 as its production output is reduced from general production runs to pilot runs. 2014 compensation expense includes $583,818 non-cash accrued wages. A breakdown of the components of operating expenses for the fiscal years ended December 31, 2014 and 2013, are as follows:

Operating Expenses	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013
Selling, General and Administrative expenses-Professional Fees	$1,368,295	$708,942
Selling, General and Administrative expenses-Compensation	1,215,293	5,315,961
Selling, General and Administrative expenses-Other	1,656,649	2,390,307
Depreciation & Accretion	1,045,220	1,031,077
Research & Development	20,999	465,671
Impairment Loss	927,163	1,122,829
Total Operating Expenses	$6,233,619	$11,034,787

Non-Operating Expenses

Interest Expenses

For the year ended December 31, 2014, we incurred net interest expense of $438,992 as compared to $119,580 for the year ended December 31, 2013.

Income Tax Expenses

For the years ended December 31, 2014, and 2013, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the years ended December 31, 2014 and 2013, we incurred $Nil current income tax and future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $6,801,519 in the year ended December 31, 2014 as compared to a net loss of $13,234,265 in the year ended December 31, 2013. These losses consisted of losses from continuing operations of $6,792,799 and $11,206,806 for the years ended December 31, 2014 and 2013, respectively, and losses from discontinued operations of $8,720 and $2,027,459 for the years ended December 31, 2014 and 2013, respectively. The decrease in net loss for the year ended December 31, 2014 was driven mainly by the losses on discontinued operations from our Niagara Falls recycling center, and coupled with the reductions in operating expenses we realized in the current year, as discussed previously.

Liquidity and Capital Resources

At December 31, 2014, we had a cash balance of $179,652. Our principal sources of liquidity in 2014 were the proceeds of the sale of secured promissory note, the proceeds from the sale of shares of our common stock in private placements and cash generated from our P2O operations. As discussed earlier in this MD&A, our processors are currently idle and, thus, we are not producing fuel or generating fuel sales. Furthermore, we have shifted our business strategy to processor sales, rather than fuel sales. Our current cash levels are not sufficient to enable us to make the required repairs to our processors or to execute our business strategy as described in this Report. As a result, we intend to seek significant additional capital through the sale of our equity and debt securities and other financing methods to enable us to make the repairs, to meet ongoing operating costs and reduce existing current liabilities. We also intend to seek to cash advances or deposits under any new processor sale agreements and/or related technology licenses. Management currently anticipates that the processors will remain idle until at least the third quarter of 2015 other than running pilot runs for sale of processors. Due to the many factors and uncertainties involved in capital markets transactions, there can be no assurance that we will raise sufficient capital to allow us to resume operations in 2015, or at all. In the interim, we anticipate that our level of operations will continue to be nominal, although we plan to continue to market our P2O processors with the intention of making additional P2O processor sales and technology licenses.

Our limited capital resources and recurring losses from operations raise substantial doubt about our ability to continue as a going concern and may adversely affect our ability to raise additional capital. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2014 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The following table provides a comparative summary of our cash flows for the fiscal years ended December 31, 2014 and 2013.

	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013
Cash Flow from Operating Activities
Net Loss from Continuing Operations	$(6,792,799)	$(11,206,806)
Net Loss from Discontinued Operations	(8,720)	(2,027,459)

Net Loss	(6,801,519)	(13,234,265)
Net Cash Used in Operating Activities	(1,710,679)	(7,607,520)
Cash Flows from Investing Activities
Net Cash Used in Investing Activities	(13,775)	(3,227,003)
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	1,700,157	7,072,752

Cash and Cash Equivalents at Beginning of Year	203,949	3,965,720
Cash and Cash Equivalents at End of Year	$179,652	$203,949

Cash Flow from Operations

Cash used in operations was $1,710,679 and $7,607,520 for the years ended December 31, 2014 and 2013, respectively. In 2014 cash was mainly used to continue funding the minimum operating costs. In 2013, cash was mainly used to our increased cash requirements to fund the continued growth of our Plastic2Oil business.

Cash Flow from Investing Activities

Cash used in investing was $13,775 and $3,227,003 for the years ended December 31, 2014 and 2013, respectively. In 2014, the investment pertains to existing capital leases. In 2013, this was mainly attributable to our significant investment in property, plant and equipment in the expansion of our business.

Cash Flow from Financing Activities

Cash flow from financing activities was $1,700,157, and $7,072,752, for the years ended December 31, 2014 and 2013, respectively. For both 2014 and 2013, these amounts were mainly driven by the proceeds received from the issuances of a secured note, and Series B Preferred stock (2013), shares common stock in private placements, slightly offset by the repayment of short term notes and loans.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the years ended December 31, 2014 and 2013, other than operating leases, as discussed in Note 7.

Transactions with Related Parties

At December 31, 2014, the company’s accounts payable included a $75,218 outstanding balance to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made by Heddle Marine on behalf of our company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our recycling center, currently reported in discontinued operations.

At December 31, 2014, the company’s accrued expenses include a $237,000 outstanding balance to 2335524 ONTARIO, INC., a business controlled by Mr. John Bordynuik, former Chief of Technology of the Company. This amount represents expenses, including laboratory testing, consumables, catalyst for the processors, and labor costs incurred since 2012 that the company had previously agreed to reimburse.

In November 19, 2014, we entered into a Subscription Agreement with Heddle Marine Services, a business controlled by Mr. Richard Heddle, the Company’s Chief Executive Officer and a member of the Company’s board of directors, pursuant to which we issued to Heddle Marine a $1 million principal amount 12% Secured Promissory Note, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share.

From June 2014 to March 2015, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of March 30, 2015, the current aggregate outstanding balance was $398,865.

In March 2014, the Company’s former Chief of Technology, as personal guarantor of a capital lease from Roynat Lease Finance, paid the outstanding obligation in the amount of $19,928 on the Company’s behalf and personally assumed the lease. (See Note 7).

In August 29, 2013, the Company entered into a Subscription Agreement with Mr. Richard Heddle, the Company’s Chief Executive Officer and a member of the Company’s board of directors, pursuant to which we issued to Mr. Heddle a $1 million principal amount 12% Secured Promissory Note, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the company were $1 million. In September 30, 2013, the Company entered into second Purchase Agreement with Mr. Heddle, a second note (a $2 million principal amount Note), together with a Warrant to purchase up to two million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $2 million. Both notes bear interest of 12% per annum compounded annually and interest are payable upon maturity. The notes mature on August 31, 2018 and September 30, 2018, respectively. Repayment of the notes is secured by a security interest in substantially all of the assets of the Company and its subsidiaries.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became our CEO. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2013, there were no currently installed marine vessel processors as per the terms of the contract.

Critical Accounting Policies

Basis of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2OilI Re One Inc., and JBI Re #1 Inc., Plastic2Oil of NY #1, and Plastic2Oil Marine Inc.. The results of Javaco and Pak-It are consolidated and classified as discontinued operations for all periods presented. All of our intercompany transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars. Certain prior year amounts have been classified to confirm with current period presentation with no impact as the Company’s net loss or equity.

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

Inventories

Inventories, which consist primarily of plastics, costs to process the plastic and processed fuel are stated at the lower of cost or market. We use an average costing method in determining cost. Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary. As of December 31, 2014 and 2013, reserves for obsolescence were $326,526.

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

As of December 31, 2014 and 2013, we had recorded impairment losses on property, plant and equipment of $927,163 and $1,122,829, respectively. The charge in 2014 relates specifically to Processor #3, which along with Processor #2 is being set up mainly for pilot runs to support ongoing processor sales. The charges in 2013 relates to the Processor #1which is being set up for non-fuel production as well as on its research & development testing.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in depreciation and accretion expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As at December 31, 2014, the Company concluded that there was an asset retirement obligation associated with its assets and, accordingly, a provision for retirement obligation has been recorded of $31,215 and $30,306 for the years ended December 31, 2014 and 2013, respectively. This liability is included in other long-term liabilities.

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

P2O processor sales are recognized when the customer take possession of the processors since title to the goods and the risk of loss transfers from P2O to Customer upon delivery. P2O fuel sales are recognized when the customers take possession of the fuel since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession they have arranged for transportation to pick it up and the sales price has either been set in contract or negotiated prior to the time of pick up. The Company negotiates the pricing of the fuel based on the quality of the product and the type of fuel being sold (e.g. Naphtha, Fuel Oil No.6 or Fuel Oil No. 2).

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2014, and 2013, the Company expensed $20,999, and $465,671, respectively, towards research and development costs. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2014 and 2013. The Company files tax returns in the U.S. federal and state jurisdictions as well as a foreign country. The years ending December 31, 2008 through December 31, 2013 are open tax years for IRS review.

Segment Reporting

We operate in two reportable segments. ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our operating segments include plastic-to-oil conversion (Plastic2Oil business), which includes processor sales as well as fuel sales and Data Recovery and Migration, our magnetic tape reading segment. Our Chief Operating Decision Maker is the Company’s Chief Executive Officer.

Concentrations and Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the years ended December 31, 2014 and 2013, 89.0% and 81.0%, respectively, of total net revenues were generated from two and four customers. As of December 31, 2014 and 2013 two and three customers, respectively, accounted for 100.0%, and 77.0% of accounts receivable.

During the years ended December 31, 2014 and 2013, 27.6% and 26.4% respectively, of total net purchases were made from four vendors. As of December 31, 2014 and 2013, four suppliers accounted for 38.0%, and 27.9%, of accounts payable, respectively.

Fair Value of Financial Instruments

Fair value is defined under FASB ASC Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The levels are as follows:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities-

●	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced negative cash flows from operations since inception, have incurred net losses from continuing operations of $6,792,799 and $11,206,806 for the years ended December 31, 2014 and 2013, respectively, and have an accumulated deficit of $67,919,786 at December 31, 2014. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity financings. See “Risk Factors—Risks Related to Our Business”.

Financial Instruments and Other Instruments

We do not have any outstanding financial instruments and/or other instruments.

Disclosure of Outstanding Securities

As of March 31, 2015, we had 120,246,157 shares of common stock issued and outstanding. On May 30, 2014, all of the issued and outstanding shares of Series A Preferred Stock were cancelled and, on June 3, 2014, a Certificate of Withdrawal relating to the Series A Preferred Stock was filed with the Secretary of State of Nevada. On June 30, 2014, all of the issued and outstanding shares of Series B Preferred Stock were converted at the rate of one (1) share of Series B Preferred Stock to seven (7) shares of common stock.

In conjunction with the Company’s 2012 Long Term Incentive Plan, options to purchase 5,240,000 shares of common stock with the exercise price of $1.50, 2,060,000 shares of common stock with the exercise price of $0.38, and 50,000 shares of common stock with the exercise price of $0.05 have been issued, of which 5,345,334 options are outstanding at December 31, 2014. 3,253,334 shares are vested and 2,034,000 shares vest in annual tranches as follows: during, 2015 (734,000 shares), 2016 (650,000 shares) and 2017 (650,000 shares).

In conjunction with the Company’s November 19, 2014 private placement, the Company sold a $1,000,000 principal amount of 12% Promissory Note, together with a five-year warrant to purchase up to one million shares of the company’s common stock at an exercisable price of $0.12 per share. The gross proceeds to the Company were $1 million.

On October 28, 2014, the Company entered into Subscription Agreements with two investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 1.25 million shares of its common stock and Warrants. The purchase price per share was $0.10 and the gross proceeds to the Company were $125,000. The Warrants have a three year term, and an initial exercise price of $0.15 per share of common stock.

On March 26, 2014, the Company entered into Subscription Agreements with eleven investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 3.2 million shares of its common stock and Warrants to purchase up to an additional 3.2 million shares of its common stock. The closings occurred between March 17 and 28, 2014. The purchase price per share was $0.05 and the gross proceeds to the Company were $320,000. The Warrants have a three year term, and an initial exercise price of $0.15 per share of common stock.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of December 31, 2014 and 2013 was $8,850 and $23,618, respectively.

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

During the years ended December 31, 2014 and 2013, 89.0%, and 81.0%, respectively, of total net revenues were generated from two and four customers. As of December 31, 2014 and 2013 two and three customers, respectively, accounted for 100.0% and 77.0% of accounts receivable.

During the years ended December 31, 2014, and 2013, 27.6%, and 26.4%, of total net purchases were made from four vendors. As of December 31, 2014 and 2013, four suppliers accounted for 38.0%, and 27.9% respectively, of accounts payable.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM- David Brooks

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Plastic2Oil, Inc.

We have audited the accompanying consolidated balance sheets of Plastic2Oil, Inc. Inc. as of December 31, 2014, and the related statements of operations, comprehensive income, stockholder's deficit, and cash flows for year then ended. Plastic2Oil, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of Plastic2Oil, Inc.'s internal control over financial reporting as of December 31, 2014 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plastic2Oil, Inc. as of December 31, 2014, and the results of its operations and cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA's, P.A
West Palm Beach, Florida
March 31, 2015

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

MNP LLP
Toronto, Canada
June 3, 2014

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$179,652	$203,949
Cash held in attorney trust (Note 2)	2,003	12,637
Restricted cash (Note 2)	100,222	100,122
Accounts receivable, net of allowance of $23,182 (2013 - $91,710)	4,436	80,814
Inventories (Note 4)	86,053	147,120

Prepaid expenses and other current assets	20,229	76,305
TOTAL CURRENT ASSETS	392,595	620,947
	-	-
PROPERTY, PLANT AND EQUIPMENT, NET (Note 5)	5,112,506	7,184,008

Deposits (Note 2)	1,483,987	1,484,453
TOTAL ASSETS	$6,989,088	$9,289,408

CURRENT LIABILITIES
Accounts payable	$1,883,465	$1,510,611
Accrued expenses	1,928,361	851,532
Customer advances		26,120
Accrued lease obligation – current (Note 7 and 15)	68,449	83,466
Long-Term Debt, mortgage payable and capital leases – current (Note 7)	335,613	23,618

TOTAL CURRENT LIABILITIES	4,215,888	2,495,347

LONG-TERM LIABILITIES
Asset retirement obligations (Note 2)	31,215	30,306
Accrued lease obligation (Note 7 and 15)	314,938	383,388
Long-Term Debt, mortgage payable and capital leases, net of current portion (Note 7)	3,798,956	2,532,079
TOTAL LIABILITIES	8,360,997	5,441,120
Commitments and Contingencies (Note 8)
Subsequent Events (Note 16)
STOCKHOLDERS’ EQUITY(DEFICIT) (Notes 9 and 16)
Preferred stock, Series B, par $0.001; 2,300,000 shares authorized, convertible into 16,100,000 shares of Common Stock, 2,204,100 shares issued and Nil outstanding (2013 – 2,204,100)	-	2,204

Common stock, par $0.001; 150,000,000 authorized, 109,917,529 shares issued and outstanding (2013 – 90,692,243)	109,918	90,692
Common stock to be issued, 8,097,001, and Nil shares as of December 31, 2014 and 2013, respectively	8,097	-

Preferred stock, Series A, par $0.001; 1,000,000 authorized, Nil shares issued and outstanding (2013 – 1,000,000)	-	1,000
Additional paid in capital	66,371,906	64,872,659

Accumulated other comprehensive income	57,956
Accumulated deficit	(67,919,786)	(61,118,267)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,371,909)	3,848,288
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,989,088	$9,289,408

The accompanying notes are an integral part of the consolidated financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

	2014	2013

SALES
P20	$46,111	$599,413
Data Business	12,906	93,712
	59,017	693,125
COST OF SALES
P20	92,500	690,488
Data Business	5,206	61,072
	97,706	751,560

GROSS LOSS	(38,689)	(58,435)

OPERATING EXPENSES
Selling, general and administrative expenses
Selling, general and administrative expenses – Professional Fees	1,368,295	708,942
Selling, general and administrative expenses - Compensation	1,215,293	5,315,961
Selling, general and administrative expenses - Other	1,656,649	2,390,307
Depreciation of property, plant and equipment and accretion of long-term liability	1,045,220	1,031,077

Research and development expenses	20,999	465,671
Impairment loss – property, plant and equipment	927,163	1,122,829

TOTAL OPERATING EXPENSE	6,233,619	11,034,787

LOSS FROM CONTINUING OPERATIONS	(6,272,308)	(11,093,222)

OTHER INCOME (EXPENSE)
Interest expense, net	(438,992)	(119,580)

Other EXPENSE, net	(6,447)	(23,765)

Disposal of assets	(75,052)	(17,769)
OPERATING LOSS BEFORE INCOME TAXES	(7,137,780)	(11,206,806)

INCOME TAXES (Note 6)	-	-

NET LOSS FROM CONTINUING OPERATIONS	(6,792,799)	(11,206,806)
NET LOSS FROM DISCONTINUED OPERATIONS (Note 15)	(8,720)	(2,027,459)

NET LOSS	$(6,801,519)	$(13,234,265)
Deemed Dividends	(1,713,117)	(3,555,883)
Net loss attributable to common shareholders	$(8,514,636)	$(16,790,148)

Basic and diluted net loss per share from continuing operations (Note 16)	$(0.06)	$(0.12)
Basic and diluted net loss per share from discontinued operations (Note 16)	$-	$(0.02)
Total basic and diluted net loss per share (Note 16)	$(0.06)	$(0.14)

Weighted average number of common shares outstanding – basic and diluted	105,729,120	90,194,085

The accompanying notes are an integral part of the consolidated financial statements.

F-4

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

	2014	2013

NET LOSS	$(6,801,519)	$(13,234,265)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX

Foreign currency items	57,956	$-
Other comprehensive income	57,956	-
COMPREHENSIVE LOSS	$(6,743,563)	$(13,234,265)

The accompanying notes are an integral part of the consolidated financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Years Ended December 31, 2014, and 2013

	Common Stock $0.001 Par Value		Common Stock to be issued		Preferred Stock Series A $0.001 Par Value		Preferred Stock Series B\ $0.001 Par Value		Additional Paid	Accumulated	Other Comprehensive	Total Stockholder
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Equity

BALANCE – DECEMBER 31, 2013	90,692,243	$90,692	-	$-	1,000,000	$1,000	2,204,100	$2,204	$64,872,659	$(61,118,267)	$-	$3,848,288

Common stock issued for services in 2014	3,090,589	3,091	-	-	-	-	-	-	698,057	-	-	701,147

Common stock issued for Accounts Payable in 2014	-	-	-	-	-	-	-	-	21,540	-	-	21,540

Common Stock and warrants, subscribed during 2014 (net of issue costs)	6,750,000	6,750	1,250,000	1,250	-	-	-	-	657,095	-	-	665,095

Preferred Stock - Series A -retired during 2014	-	-	-	-	(1,000,000)	(1,000)	-	-	1,000	-	-	-

Common stock issued for warrants exercised in 2014	400,000	400	-	-	-	-	-	-	39,600	-	-	40,000

Preferred stock – Series B – conversion to common stock 6.30.14	7,984,697	7,986	6,847,001	6,847	-	-	(2,204,100)	(2,204)	(12,629)	-	-	-

Common stock issued for settlement in 2014	1,000,000	1,000	-	-	-	-	-	-	84,000	-	-	85,000

Warrants issued with 12% Secured note	-	-	-	-	-	-	-	-	54,894	-	-	54,894

Stock compensation expense related to granting of stock options.	-	-	-	-	-	-	-	-	(44,310)	-	-	(44,310)

Foreign currency adjustment	-	-	-	-	-	-	-	-	-	-	57,956	57,956

Net loss	-	-	-	-	-	-	-	-	-	(6,801,519)	-	(6,801,519)

BALANCES - DECEMBER 31, 2014	109,917,529	$109,918	8,097,001	$8,097	-	$-	-	-	$66,371,906	$(67,919,786)	$57,956	$1,371,909

The accompanying notes are an integral part of the consolidated financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Years Ended December 31, 2013

	Common Stock $0.001 Par Value		Common Stock Subscribed		Preferred Stock Series A $0.001 Par Value		Preferred Stock Series B $0.001 Par Value		Additional Paid in	Accumulated	Total Stockholder
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE – DECEMBER 31, 2012	89,855,816	$89,857	85,415	$60,818	1,000,000	$1,000	2,204,100	$2,204	$58,010,522	$(47,884,002)	$10,280,399

Common stock issued for services, subscribed in the prior year, $0.73 per share	34,247	34	(34,247)	(25,000)	-	-	-	-	24,966	-	-

Preferred Stock –Series B, issued during 2013 (net of issue costs)	-	-	-	-	-	-	-	-	-	-	-

Preferred Stock – Series B – issued during 2013 (net of issue costs)	-	-	-	-	-	-	-	-	3,998,292	-	3,998,292

Common stock issued for services, subscribed in the prior year, $0.70 per share	51,168	51	(51,168)	(35,818)	-	-	-	-	35,767	-	-

Common stock issued for services, $0.46 per share	11,911	10	-	-	-	-	-	-	5,470	-	5,480

Preferred Stock - Series B, converted to Common Stock in Q3	520,800	521	-	-	-	-	-	-	(521)	-	-

Common stock issued for services, $0.51 per share	7,801	8	-	-	-	-	-	-	3,974	-	3,982

Common stock subscribed for services, valued at $0.40 per share	-	-	60,000	24,000	-	-	-	-	-	-	24,000

Series B preferred stock converted to common stock subscribed.	-	-	150,500	74,610	-	-	-	-	(74,610)	-	-

Common Stock Warrants to purchase shares of Common Stock for $0.54 per share	-	-	-	-	-	-	-	-	910,600	-	910,600

Reclass of expired warrants during	-	-	-	-	-	-	-	-	-	-	-

Preferred stock – Series B – Deemed Dividend	-	-	-	-	-	-	-	-	-		-

Stock compensation expense related to granting of stock options.	-	-	-	-	-	-	-	-	1,859,799	-	1,859,799

Common stock issued for services, $0.40 per share	60,000	60	(60,000)	(24,000)	-	-	-	-	23,940	-	-

Common stock issued as an advisory fee in connection with the private placement	150,500	151	(150,500)	(74,610)	-	-	-	-	74,460	-	-

Net loss	-	-	-	-	-				-	$(13,234,265)	(13,234,265)

BALANCES - DECEMBER 31, 2013	90,692,243	$90,692	-	$-	1,000,000	$1,000	2,204,100	$2,204	$64,872,659	$61,118,267	$3,848,288

The accompanying notes are an integral part of the consolidated financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS[INCOMPLETE]

Years Ended December 31, 2014, and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from Continuing Operations	$(6,792,799)	$(11,206,806)
Net loss from Discontinued Operations	(8,720)	(2,027,459)
NET LOSS	(6,801,519)	(13,234,265)
Items not affecting cash:
Depreciation of property, plant and equipment	861,509	979,268
Amortization of debt discount	184,620	50,700
Impairment loss - property, plant and equipment	927,163	1,122,829
Accrued Interest expense	380,428	100,000
Other income	(276)	(11,269)
Stock issued for services	821,974	1,967,869
Recovery of uncollectible account		12,000
Write-off of property, plant and equipment	193,913	-
Non-cash items impacting Discontinued operations	-	1,664,440
Working capital changes:
Accounts receivable	50,258	147,325
Cash held in attorney trust	10,634	172,152)
Inventories	61,067	(176,927)
Prepaid expenses	56,076	343,544
Proceeds from sale of assets	102,374	-
Accounts payable	372,855	(584,436)
Accrued expenses	1,076,828	(160,750)
Other liabilities	74,893	-
Changes attributable to discontinued operations	(83,466)	-

NET CASH USED IN OPERATING ACTIVITIES	(1,710,679)	(7,607,520)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	(13,775)	(2,581,555)
Decrease in deposits for property, plant and equipment	-	(645,448)

NET CASH USED IN INVESTING ACTIVITIES	(13,775)	(3,227,003)

The accompanying notes are an integral part of the consolidated financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

Years Ended December 31, 2014, and 2013

	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance proceeds, net	665,095	74,460
Proceeds from exercise of warrants	40,000	-
Proceeds from short-term loans	464,318	-
Repayment of short-term loans	(469,256)	-
Proceeds from Preferred Stock – Series B issuance	-	3,998,292
Proceeds from long-term notes payable	1,000,000	3,000,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,700,157	7,072,752

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,297)	(3,761,771)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	203,949	3,965,720

CASH AND CASH EQUIVALENTS AT END OF YEAR	$179,652	$203,949

Supplemental disclosure of cash flow information
Cash paid for income taxes	-	-
Cash paid for interest	$26,574	$15,848

Schedule of Non-Cash Investing and Financing Activities		-
Settlement of accounts payable with issuance of common stock	$21,540	$-

The accompanying notes are an integral part of the consolidated financial statements.

PLASTI2OIL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 - ORGANIZATION AND GOING CONCERN

Plastic2Oil, Inc. (the “Company” or “P2O”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006. 310 had no significant activity from inception through 2009. In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310. During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, transforming waste plastics to oil and other fuel products (“P2O”). During 2014, the Company changed its name to Plastic2Oil, Inc. P2O is a combination of proprietary technologies and processes developed by P2O which convert waste plastics into fuel. P2O currently, as of the date of this filing, operates two processors at its Niagara Falls, NY facility (the “Niagara Falls Facility ”). Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. We plan to grow mainly from sale of processors first, and fuel seller second.

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), a distributor of electronic components, including home theater and audio video products. In July 2012, the Company closed Javaco and sold substantially all of the inventory and fixed assets of Javaco. The operations of Javaco have been classified as discontinued operations for the years presented (Note 15).

On September 30, 2009, the Company acquired Pak-It, LLC (“Pak-It”), and the operator of a bulk chemical processing, mixing, and packaging facility. It also has developed and patented a delivery system that packages condensed cleaners in small water-soluble packages. In February 2012, the Company sold substantially all of the assets of Pak-It and as a result, the operations of Pak-It have been classified as discontinued operations for the years presented (Note 15).

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations of $6,792,799, and $11,206,806, for the years ended December 31, 2014, and 2013, respectively, and has an accumulated deficit of $67,919,786 at December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1 Inc., Plastic2Oil (Canada) Inc., JBI CDE Inc., PlasticOilI Re One Inc., JBI Re #1 Inc., Plastic2Oil Marine Inc., Javaco, and Pak-it. All intercompany transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in US dollars. Recycling Center, Pak-It and Javaco have also been consolidated; however, as mentioned their operations are classified as discontinued operations (Note 15).

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

Restricted Cash

As of December 31, 2014 and 2013, the Company had $100,222 and $100,122 respectively of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts for the years ended December 31, 2014 and 2013 was $23,182 and $91,710, respectively.

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

During the year ended December 31, 2014 and 2013, the Company recorded impairment losses on property, plant and equipment of $927,163 and $1,122,829, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation of the asset retirement obligation. As of the date of the creation of the asset retirement obligation is $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense on the consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As at December 31, 2014 and 2013, carrying value of the asset retirement obligations was $31,215 and $30,306, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure. This liability is included in Asset Retirement Obligation on the accompanying balance sheet.

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

Deposits

Deposits represent payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. Deposits were $1,484,464 and $1,484,453 for the years ended December 31, 2014 and 2013, respectively.

Leases

The Company has entered into various leases for buildings and equipment. At the inception of a lease, the Company evaluates whether it is operating or capital in nature. Operating leases are recorded as expense in the appropriate periods of the lease. Capital leases are classified as property, plant and equipment and the related depreciation is recorded on the assets. Also, the debt related to the capital lease is included in the Company’s short- and long-term debt obligations, in accordance with the lease agreement (Note7).

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

P2O processor sales are recognized when the customer take possession of the processors since Title to the Goods and the risk of loss transfers from P2O to Customer upon delivery. P2O fuel sales are recognized when the customers take possession of the fuel since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession they have arranged for transportation to pick it up and the sales price has either been set in their purchase contract or negotiated prior to the time of pick up through the issuance of a purchase order. The Company negotiates the pricing of the fuel based on the quality of the product and the type of fuel being sold (i.e. Naphtha, Fuel Oil No. 6 or Fuel Oil No. 2).

Shipping and Handling Costs

The Company’s shipping and handling costs of $18,639 and $155,451 for the years ended December 31, 2014 and 2013, respectively, are included in cost of goods sold for the years presented. Shipping and handling costs are capitalized to inventory and expensed to cost of sales when the related inventory is sold for the years presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $2,245 and $11,585 for the years ended December 31, 2014 and 2013, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2014 and 2013, the Company expensed $20,999 and $465,671, respectively, towards research and development costs. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Resulting differences are reflected in accumulated other comprehensive income as the accompanying consolidated balance sheets. Foreign exchange losses of $2,330 and $11,145 are included as general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2014 and 2013. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country. The years ended December 31, 2009 through December 31, 2013 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the year ended December 31, 201 4, potential dilutive common stock equivalents consisted of 14,100 shares underlying common stock warrants and 5,303,334 shares underlying stock options, which were not included in the calculation of the diluted loss per share.

For the year ended December 31, 2013, potential dilutive common stock equivalents consisted of 3,143,500 shares underlying common stock warrant, and 6,806,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share.

Segment Reporting

The Company operates in two reportable segments. ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our operating segments include plastic to oil conversion (Plastic2Oil), which includes processor sales as well as fuel sales and Data Recovery and Migration, our magnetic tape reading segment. Our Chief Operating Decision Maker is the Company’s Chief Executive Officer.

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

Fair Value of Financial Instruments

Fair value is defined under FASB ASC Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The levels are as follows:

●	Quoted prices in active markets for identical assets or liabilities;

●	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities; and

●	Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represents strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant components of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on our Financial Statements of adopting ASU 2014-08 is being assessed by management.

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

NOTE 4 - INVENTORIES

Inventories at December 31 consist of the following:

	2014	2013

Raw materials	$410,540	$392,147
Finished goods	2,039	81,499
Obsolescence reserve	(326,526)	(326,526)

Total inventories	$86,053	$147,120

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

2014	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(12,519)	$205,535
Machinery and office equipment	4,246,882	(1,913,102)	2,333,780
Furniture and fixtures	16,368	(14,782)	1,586
Land	273,118	-	273,118
Asset retirement obligation	27,745	(4,439)	23,306
Office and industrial buildings	1,433,523	(176,909)	1,256,614
Equipment under capital lease	108,317	(48,041)	60,276
Construction in process	958,291	-	958,291
Total	$7,282,298	$(2,169,792)	$5,112,506

2013	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$260,271	$(5,251)	$255,020
Machinery and office equipment	5,728,587	(1,509,954)	4,218,633
Furniture and fixtures	24,918	(15,619)	9,299
Land	273,118	-	273,118
Asset retirement obligation	27,745	(3,329)	24,416
Office and industrial buildings	1,418,663	(118,213)	1,300,450
Equipment under capital lease	108,316	(32,567)	75,749
Construction in process	1,027,323	-	1,027,323
Total	$8,868,941	$(1,684,933)	$7,184,008

At December 31, 2014 and 2013, machinery and equipment with a cost of $108,317, and accumulated amortization of $48,014 and $32,567, respectively, were under capital lease. During the years ended December 31, 2014 and 2013, the Company recognized $15,447, and $15,473, respectively, of depreciation expense related to these assets under capital lease.

As of December 31, 2014 and 2013, the Company recorded impairment losses on property, plant and equipment of $927,163 and $1,122,829, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The 2014 charge related specifically to the impairment of processor #3 as it takes on with processor #2 in pilot runs to support potential sale of processors. The 2013 charges relate to (i) the impairment of the Processor#1 for $931,363 as it takes on a more dedicated role in research & development activities and forgoes revenue generation activities; and (ii) the impairment of capitalized cost of $191,466 related to a discontinued business venture.

During the third quarter of 2013, the Company announced to the employees of its recycling facility in Thorold, Ontario its plan to close operations at the facility. The recycling facility for accounting purposes qualified as an operating segment and was reported as Discontinued Operations. The recycling facility operations primarily consisted of accepting, separating and processing mixed paper and cardboard for sale to paper mills and various grades of plastic waste for processing into fuel products at the Company’s Niagara Falls, New York facility. The plan to close the facility was a result of the Company’s continued effort to focus on its P2O operations, as well as the decision to obtain processor-ready feedstock without further need for pre-processing. As a result, the Company performed an analysis on several vertical balers and shredder and shredder components for impairment by comparing carrying values to their undiscounted future cash flows, and concluded that the recording of impairment through discontinued operations was necessary. As a result, $173,681 was recorded as a loss on discontinued operations and is related to accelerated depreciation on the recycling center assets to reduce the book value to zero. (Note 15).

NOTE 6 - INCOME TAXES

	2014	2013
Statutory tax rate:
U.S.	34%	34%
Foreign	26.50%	26.50%

Loss from operations before recovery of income taxes:
U.S.	$(6.645.641)	$(10,819,127)
Foreign	(474,304)	(387,679)

	$(7,119,945)	$(11,206,806)

Expected income tax recovery	$(2,385,209)	$(3,781,238)

Permanent differences	(8,417)	(9,418)
Other		-
Tax rate changes and other adjustments	(363,546)	(713,238)
Increase in valuation allowance	2,740,337	4,503,894

Income tax recovery from continuing operations	$-	$-

The Company’s income tax recovery is allocated as follows:

The Company’s deferred tax assets and liabilities as at December 31, 2014 and 2013 are as follows:

Deferred Tax Assets	2014	2013
Non-capital losses	$16,315,501	$13,930,292
Reserve – Contingency	237,944	173,475
Property, plant and equipment	282,503	112,588
Accounts receivable	191,172	197,247
Accrued expenses	514	514
Bad debt recovery	-	8,874
Fees and Payroll in Stocks and Options	318,325	208,736
Impairment Reserve	385,116	275,729
Other	-	297
	17,731,075	14,907,752

Deferred Tax Liabilities
Property, plant and equipment	$(493,679)	$(410,693)

Less: Valuation allowance	(17,237,396)	(14,497,059)
	$-	$-

The Company’s non-capital income tax losses expire as follows:

U.S.	2029	$526,411
	2030	6,080,091
	2031	9,240,965
	2032	10,853,750
	2033	10,436,738
	2034	5,929,097
		$43,067,052

Foreign	2030	$1,224,680
	2031	1,818,894
	2032	1,284,807
	2033	607,349
	2034	670,870
		$5,606,600

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the years ended December 31, 2014 and 2013, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada. The Company had no income tax expense on its $6,792,799 and $11,206,806 loss from continuing operations and $8,720 and $2,027,459 loss from discontinued operations for the years ended December 31, 2014 and 2013, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of December 31, 2014 and 2013, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The years ended December 31, 2009 through December 31, 2013 are open tax years.

NOTE 7 - LONG-TERM DEBT, MORTGAGE PAYABLE AND CAPITAL LEASES

	December 31, 2014	December 31, 2013
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity.	$240,819	$280,700
Equipment capital lease bears interest at 5.0% per annum, secured by the equipment and matures in April 2015, repayable in monthly installments of approximately $360.	1,424	5,556
Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matures in November 2015, repayable in monthly installments of approximately $516.	5,514	11,201
Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, Principal and interest are due, in their entirety, at maturity	19,006	18,140
Unsecured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum	8,850	-
Mortgage in the amount of $110,000, bears no interest, secured by the land and building, and matures on November 2016.	105,000	-
Secured Promissory Notes (provided by a related party) bearing interest of 12% per annum compounded annually and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. (Note 9)	959,736	-
Secured Promissory Notes (provided by a related party) bearing interest of 12% per annum compounded annually and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. (Note 9)	2,794,220	2,240,100
	4,134,569	2,555,697

Less: current portion	335,613	23,618
	$3,798,956	$2,532,079

Continuity of Secured Promissory Notes	Year ended December 31, 2014	Year ended December 31, 2013
Face value of November 19, 2014 secured note payable	$1,000,000	$-
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Total face value of promissory notes payable	4,000,000	3,000000
Discount on November 19, 2014 secured notes payable	(58,082)	-
Discount on August 29, 2013 secured note payable	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable	(600,400)	(600,400)
Accretion of discount on secured notes payable	234,413	50,700
Interest on secured notes payable	485,367	100,000
Carrying value of Secured Promissory Notes	$3,751,098	$2,240,100

The following annual payments of principal are required over the next five years in respect of these mortgages and capital leases:

Annual Payments

2015	335,613
2016	45,000
2017	-
2018	2,794,220
2019	959,736
Total repayments	$4,134,569

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract during 2010 with a company owned by the current CEO. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of December 31, 2014 there are no currently installed marine vessel processors as per the terms of the contract.

As of December 31, 2014, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of our operations. In addition to the payments made to these vendors classified as deposits on assets, the Company will be required to pay approximately $495,000 upon the delivery of these assets which is expected occer with the delivery of processor #4 and processor #5

The Company leases premises in Thorold, Ontario, Canada which was previously used in the operation Plastic2Oil (Canada), Inc. doing business as Regional Recycling of Niagara (“RRON”). As at September 30, 2013, the remaining lease term was almost 17 years. During the third quarter of 2013, the Company determined that it would shut down the operations of RRON (Note 15). The employees of RRON were given notice of the shut down in the first week of September, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September 2013, the Company was assessing its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and officially decided to cease use of the premises as of September 30, 2013. Accordingly, the Company has applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. In measuring the liability, the Company calculated all remaining contracted lease payments, being $1,872,650 ($1,926,000 CAD), and performed a present value calculation using a discount rate of 20%. The present value calculation resulted in an accrued lease liability of $505,747, of which $89,269 is due within the next 12 months and has been presented as a current liability. The total accrued lease liability expense was reduced by $68,818 of the deferred rent liability which was being amortized over the period of the lease. The total expense included in loss from discontinued operations in the consolidated statements of operations is $398,035 for the year ended December 31, 2013 (Note 15).

All future payments required under various agreements are summarized below:

Year ending December 31, 2015	$90,594
2016	90,594
2017	90,594
2018	95,923
2019	95,923
Thereafter	1,143,085
Total	$1,606,714

Total rent expenses recognized under operating leases during the years ended December 31, 2014 and 2013 were $Nil, and $106,580 respectively.

Contingencies

In August 2010, a former employee filed a complaint against the Company’s subsidiary alleging wrongful dismissal and seeking compensatory damages. The Company denied the validity of the contract which was signed by the former employee as employee and president of the subsidiary. The Company entered into negotiations with the former employee to trade-off some of the benefits of the alleged employment agreement in return for repayment of debts to the Company incurred by the former employee while in the employment of the Company’s subsidiary. The debt in the amount of $346,386 was written off. Prior to December 31, 2011, the former employee settled the dispute with the Company and agreed to repay $250,813 to the Company. The employee owns shares of the Company and will sell and use the proceeds to make the repayments. The Company recognizes these receipts as recoveries when realized. As of December 31, 2014, the Company has received $129,200 of repayments. This is a cumulative amount from 2012, 2013 and 2014. These recoveries of bad debt totaling $35,000 for the year ended December 2013 are included in selling, general and administrative expenses for the period ending December 31, 2014.

As previously reported on July 28, 2011, certain of the Company’s stockholders filed a class action lawsuit (the “Class Action”) against the Company and Messrs. Bordynuik and Baldwin, former officers of the Company on behalf of purchasers of its securities. In an amended complaint filed on July 10, 2012, these stockholders sought to represent such purchasers during the period from August 28, 2009 through January 4, 2012. The original and amended complaints in that case, filed in federal court in Nevada, allege that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about the Company’s business, operations and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the defendants made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that certain media credits were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company’s financial results were not prepared in accordance with generally accepted accounting principles; and (4) that the Company lacked adequate internal and financial control . During the quarter ended June 30, 2012, a lead plaintiff was appointed in the case and an amended complaint was filed. The defendants’ answer to the amended complaint was filed during the fourth quarter of 2012. On August 8, 2013, the Company entered a stipulation agreement (the “Stipulation Agreement”) in potential settlement of the Class Action. Under the Stipulation Agreement, the Company would agree to issue shares of its common stock that will comprise a settlement fund. The number of shares to be issued will be dependent on the price per share of the Company’s common stock during a period preceding the date of the Court’s entry of final judgment in the case (the “Judgment Date”). If the price of the Company’s common stock is less than $0.50 per share based upon the average closing price for the 90 trading days preceding the Judgment Date, the Company would issue 3 million shares of its common stock. If the price of the Company’s common stock is between $0.50 and $0.70 per share, based upon the same 90-day average closing price, the Company would issue 2.5 million shares of its common stock. If the price of the Company’s common stock is more than $0.70 per share based upon the same 90-day average closing price the Company will issue 1.75 million shares of its common stock. The shares will not be distributed to class members in kind. At any time after final approval by the Court, class counsel would have the option to sell all or any portion of such shares for the benefit of class members, subject to certain volume limitations. Plaintiff’s counsel’s attorneys’ fees, subject to Court approval, would be paid out of the settlement fund. The Company would also pay settlement-related costs up to a maximum of $200,000. The plaintiffs and each of the class members who purchased the Company’s common stock during the proposed class period and alleged they were damaged would be deemed to have fully released all claims against the Company and other defendants upon entry of judgment. On September 10, 2013, that agreement was submitted to the Court, and class counsel moved for entry of an order granting preliminary approval of the settlement, including the mailing of a settlement notice that will include, among other things, the general terms of the settlement, proposed plan of allocation, and terms of plaintiff’s counsel’s fee application. On December 18, 2014, the Court granted that motion, and issued its Order granting preliminary approval of the settlement. The Court ordered that a settlement hearing be held on April 27, 2015, at which time the Court will determine whether to give final approval of the settlement and enter a Final Judgment in accordance therewith. The Company cannot predict the outcome of the class action litigation at this time.

On August 9, 2013, a purported shareholder derivative suit was filed in the United States District Court for the District of Massachusetts against John Bordynuik, former Chief Executive Officer of the Company and a former member of the Company’s Board of Directors, and Ronald C. Baldwin, former Chief Financial Officer of the Company. The Complaint was filed by Erwin Grampp, allegedly acting on behalf of the Company, and it names the Company as a nominal defendant. This is the second purported shareholder derivative suit that Mr. Grampp has filed in which the Company has been named as a nominal defendant. As previously reported, the first such suit by Mr. Grampp was dismissed by the court. This recent Complaint (“Grampp II”) alleges, inter alia, that defendants Bordynuik and Baldwin breached fiduciary duties owed to the Company by causing the Company to erroneously book certain media credits in 2009. Grampp II alleges that this conduct resulted in two lawsuits against the Company, one an action brought by the Securities and Exchange Commission (the “SEC Action”) and the other a purported class action by Ellisa Pancoe and Howard Howell (the “Class Action”). Grampp II alleges that the Company has settled the SEC Action, and that the Company is in the process of settling the Class Action, but that the Company has been damaged as a result of these two lawsuits. Grampp II seeks to recover damages on behalf of the Company from defendants Bordynuik and Baldwin in an unspecified amount. It also seeks unspecified equitable relief, and costs and attorneys’ fees incurred in the action. On October 11, 2013, defendants Bordynuik and Baldwin filed a motion to dismiss this action. Thereafter, the Court granted plaintiff leave to amend his complaint, and defendants Bordynuik and Baldwin have renewed their motion to dismiss. The motion thus renewed is pending and the Court has not ruled upon it. Pursuant to the Company’s By-Laws, the Company has an obligation to indemnify defendants Bordynuik and Baldwin to the fullest extent permitted by Nevada law.

On August 20, 2013, plaintiff Stephen Seneca filed suit against the Company and John Bordynuik, former Chief Executive Officer of the Company and a former member of its Board of Directors, alleging claims against the Company for fraud, negligence, civil conspiracy, and breach of contract, as well as a breach of Section 678.4011 of the Florida Statutes. The claims allege wrongdoing by the Company in connection with a Unit Purchase and Exchange Agreement dated September 30, 2009, and certain shares of the Company’s stock issued pursuant thereto. On September 17, 2013, plaintiff caused a Summons to be issued on the complaint, and on September 26, 2013, plaintiff caused the Complaint to be served on the Company. Plaintiff seeks damages “in excess of one million dollars.” On October 31, 2013, the Company and Mr. Bordynuik filed a motion to dismiss this complaint. On May 14, 2014, the Court issued an Order granting the motion in part. The Court dismissed one of the claims made against the Company, and struck another from the complaint. Mr. Bordynuik and the Company thereafter filed their Answer to the complaint. On or about February 13, 2015, the Company and Mr. Bordynuik entered into a Settlement Agreement with Mr. Seneca, pursuant to a settlement reached at a mediation. The Settlement Agreement calls for payment by the Company to Mr. Seneca of $110,000, in equal monthly installments of $5,000, payable over a period of 22 months. These payments are secured by a mortgage of the Company’s property at 20 Iroquois St., Niagara Falls, New York. The settlement also calls for the issuance to Mr. Seneca of one million shares of the Company’s common stock. Those shares are restricted securities and have been issued. Pursuant to the Settlement Agreement, the lawsuit was dismissed with prejudice.

On August 14, 2013, John Bordynuik, Inc. a Company not affiliated with Mr. John Bordynuik, Chief of Technology brought suit against the Company in the United States District Court for the District of Nevada, alleging damages for breach of contract, conversion, fraud and fraud in the inducement in connection with an alleged 2009 Asset Purchase Agreement. In September 2013 and October 2013, the Company brought motions to dismiss the complaint and for summary judgment. On January 13, 2015, the Court issued its Order denying those motions, and on January 30, 2015, the Company filed its Answer to the Complaint, denying the material allegations of the Complaint and raising a number of affirmative defenses. The Company cannot predict the outcome of this matter at this time.

On or about June 30, 2014, plaintiff National Maintenance Contracting Corp. filed a complaint in the Supreme Court of the State of New York, County of Niagara. On September 10, 2014, plaintiff filed an Amended Complaint. On September 12, 2014, the amended complaint was served upon the Secretary of State of the State of New York. The amended complaint alleges that the Company is indebted to plaintiff in the amount of $137,461.21 on account of work performed by plaintiff for the Company. The amended complaint consists of three causes of action: a first cause of action, for breach of contract; a second cause of action, for an account stated; and a third cause of action, to foreclose on an alleged mechanic’s lien. On November 26, 2014, the Company filed a motion to dismiss the third cause of action on the grounds that plaintiff failed to give the notice of pendency required by Section 17 of the New York State lien law. On March 10, 2015, plaintiff filed a cross motion, seeking an Order permitting plaintiff to file an amended mechanic’s lien nunc pro tunc and to extend same; in the alternative, the cross motion seeks an order permitting plaintiff to file a lis pendens nunc pro tunc. The motion and cross motion are set for hearing on April 15, 2015. The Company cannot predict the outcome of this matter at this time.

As of December 31, 2014, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIENCY)

(a) Common Stock and Additional Paid in Capital

2014

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

On March 26, 2014, the Company entered into Subscription Agreements with fourteen investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 4.2 million shares of its common stock and warrants to purchase up to an additional 4.2 million shares of its common stock. The closings occurred between March 17 and April 8, 2014. The purchase price per share was $0.10 and the gross proceeds of $420,000 to the Company were received as of June 30, 2014. The warrants have a three-year term and an exercise price of $0.15 per share of common stock.

On May 15, 2014 the Company issued 500,000 shares, 125,000 shares and 125,000 shares of restricted common stock pursuant to the February 19, 2014 consulting agreement to the respective Consulting firms.

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

On June 30, 2014, a total of 2,204,100 Shares Series B Convertible Preferred Stock was automatically converted into an aggregate of 15,428,700 shares of Common Stock.

On July 11, 2014, the Company issued 25,000 shares of restricted common stock pursuant to the exercise of warrants to purchase 250,000 shares of common stock. The exercise price of the warrants was $0.10 and the Company received $25,000.

On August 14, 2014 the Company issued 500,000 shares, 125,000 shares and 125,000 shares of restricted common stock pursuant to the February 19, 2014 consulting agreement to the respective consulting firms.

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

On October 28, 2014, the Company entered into Subscription Agreements with two investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchasers an aggregate of 1.250 million shares of its common stock and warrants to purchase up to an additional 1.250 million shares of its common stock. The purchase price per share was $0.10 and the gross proceeds were $125,000. The warrants have a three-year term and an exercise price of $0.15 per share of common stock.

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

In August 29, 2013, the Company entered into a Subscription Agreement with Mr. Richard Heddle, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors a $1 million principal amount 12% Secured Promissory Note, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $1 million. The Company allocated $54,894 of the proceeds to the warrants based on their fair value. Such amount was recorded as a discount against the debt and in being amortized in to interest expense through the maturity date of the debt. In September 30, 2013, the Company entered into a second Purchase Agreement with Mr. Heddle, a second note (a $2 million principal amount Note), together with a Warrant to purchase up to two million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $2 million. The Notes bear interest of 12% per annum compounded annually and interest are payable upon maturity. The Notes mature on August 31, 2018 and September 30, 2018, respectively. Repayment of the Notes is secured by a security interest in substantially all of the assets of the Company and its subsidiaries (Note 7).

Warrants

		Weighted	Weighted
	Warrants	Average	Average
Details	Number	Exercise Price	Remaining Term
OUTSTANDING, DECEMBER 31, 2013	3,143,500	$0.61	3.79
Issued	11,500,000	0.19	2.75
Expired	(143,500)	-	-
Exercised	400,000	0.10	-
OUTSTANDING, December 31, 2014	14,100,000	$0.61	2.75

The following table summarizes the activities for the year ended December 31, 2013:

		Weighted	Weighted
	Warrants	Average	Average
Details	Number	Exercise Price	Remaining Term
OUTSTANDING, DECEMBER 31, 2012	1,997,500	$2.00	1.11
Issued	3,000,000	0.54	4.51
Expired	(1,854,000)	-	-
OUTSTANDING, December 31, 2013	3,143,500	$0.61	3.79

On February 19, 2014, and March 26, 2014, the Company entered into Subscription Agreements and Consulting Agreements with three investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase in aggregate 4.9 million shares of common stock at $0.10. On March 26, 2014, the Company entered into Subscription Agreements with eleven investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase in aggregate 4.350 million shares of common stock at $0.15 On October 28, 2014, the Company entered into Subscription Agreements with two investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase in aggregate 1.250 million shares of common stock at $0.15

Pursuant to a secured debt issuances on November 19, 2014, the Company issued 1,000,000 warrants, to purchase shares of common stock for $0.12 per share to the holder of the secured debt (see Note 7x). The warrants have a five year term from the date of issuance, as such the corresponding expiry dates are November 19, 2019. The Company allocated $54,894 of the proceeds to the warrants based on their fair value. Such amount was recorded as a discount against the debt and in being amortized in to interest expense through the maturity date of the debt.

The Company determined this valuation through use of a Black Scholes pricing model. The assumptions in valuing these Warrants consisted of:

●	Volatility – between 185.54,% and 234.98%, based on the Company’s historical stock price

●	Risk Free Rate – between 0.02% and 0.05% based on the long-term US Treasury rate

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

Pursuant to two separate secured debt issuances on August 29, 2013 and September 30, 2013, the Company issued 1,000,000 and 2,000,000 warrants, respectively, to purchase shares of common stock for $0.54 per share to the holder of the secured debt (see Note 7). The warrants have a five year term from the date of issuance, as such the corresponding expiry dates are August 29, 2018 and September 30, 2018.

Preferred Stock

Series A Preferred Stock

On May 30, 2014, all of the issued and outstanding shares of Series A Preferred Stock were cancelled and, on June 3, 2014, a Certificate of Withdrawal relating to the Series A Preferred Stock was filed with the Secretary of State of Nevada.

Mr. John Bordynuik, the Company’s founder and formert Chief of Technology, held all outstanding 1,000,000 shares of the Company’s issued and outstanding Series A Preferred Stock. These shares had no participation rights, however, they carry super voting rights in which each share of Preferred Stock had 100:1 times the voting rights of common stock. Mr. Bordynuik was a party to a letter agreement (the “Letter Agreement”) with certain investors (the “Investors”) in our May 2012 private placement, which Letter Agreement contained certain restrictions on Mr. Bordynuik’s ability to vote his shares of Series A Preferred Stock.

Series B Preferred Stock

On June 30, 2014 the Series B Preferred Shares were converted at the rate of one(1) share of Series B Preferred Stock to seven(7) shares of common stock. A total of 2,204,100 Shares Series B Convertible Preferred Stock was automatically converted into an aggregate of 15,428,700 shares of Common Stock during the year ended December 31, 2014.

The Series B Preferred Stock was created pursuant to the Certificate of Designation setting forth the powers, designations, preferences, rights, qualifications, limitations and restrictions of the Series B Convertible Preferred Stock filed with the Secretary of State of the State of Nevada on December 24, 2012 (the “Series B Designation”). Pursuant to the Series B Designation, the Series B Preferred Stock were convertible at the election of the holder into shares of common stock, par value $0.001 per share, of the Company (“Common Stock”), at the rate of seven (7) shares of Common Stock for each share of Series B Preferred Stock, subject to proportional adjustment for stock splits, combinations, consolidations, stock dividends, stock distributions, recapitalizations, reorganizations, reclassifications and other similar events. Upon any conversion, a holder of shares of Series B Preferred Stock must convert all shares of Series B Preferred Stock then held by such holder. All shares of Series B Preferred Stock that remain outstanding on June 30, 2014 were automatically converted into Common Stock.

Pursuant to the Series B Designation, in the event of the liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock were be entitled to receive out of assets of the Company available for distribution to stockholders of the Company, prior and in preference to any distribution to the holders of any other capital stock of the Company, an amount per share of Series B Preferred Stock equal to the original purchase price for such shares of Series B Preferred Stock. The holders of the Series B Preferred Stock will vote together with the Common Stock and not as a separate class, except as otherwise required by law. Each share of Series B Preferred Stock will have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Series B Preferred Stock. The approval of the holders of a majority of the Series B Preferred Stock were required to amend the Certificate of Designation or to alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock in a manner that adversely affects such shares.

The holders of the Series B Preferred Stock were not entitled to receive dividends on the Series B Preferred Stock; provided, however, in the event the Board of Directors of the Company (the “Board”) declare and a dividend in respect of any Common Stock, then the Board shall declare and pay to the holders of the Series B Preferred Stock in an amount per share of Series B Preferred Stock equal to the number of shares of Common Stock into which the Series B Preferred Stock is convertible on the record date established by the Board or under applicable law for such dividend multiplied by the per share amount declared and paid in respect of each share of Common Stock.

NOTE 10 - STOCK-BASED COMPENSATION PLANS AND AWARDS

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

Valuation of Awards

The per-share fair value of each stock option with a service period condition was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2014	2013
Expected life (in years)	7.0	5.0
Risk-free interest rate	0.02%	0.10%-1.03%
Expected volatility	193.57%	154.30%-157.14%
Expected dividend yield	0%	0%

Stock Options

A summary of stock option activity for the years ended December 31, 2014 and 2013 are as follows:

	Options Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
Balance as of December 31, 2013	6,806,000	$1.21	$-
Cancelled	(650,000)	1.50
Granted	50,000	0.05	2,000
Exercised	-	-
Cancelled	(902,666)	0.38	-

Balance as of December 31, 2014	5,303,334	$1.30	$-

Equity awards available for grant, net of restricted stock (176,950) at December 31, 2014	4,519,716

Restricted Stock

The fair value of the restricted stock is expensed ratably over the vesting period. During the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense related to restricted stock of approximately $Nil, and $69,000, respectively.

The following table summarizes the activities for the year ended December 31, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Balance at December 31, 2012	5,240,000	$1.50-
Granted	2,060,000	0.38
Exercised		-
Canceled	494,000	0.83
Balance at December 31, 2013	6,806,000	$1.21

For the years ended December 31, 2014 and 2013, the Company recorded compensation expense (included in selling, general and administrative expense) of $(44,310) and $1,859,799, respectively, related to stock options and restricted stock. The expense for the year ended December 31, 2014 is a net of estimated forfeiture of $335,024, based on actual forfeiture.

During the year ended December 31, 2014, 174,000 options and Nil shares of restricted stock vested and no stock options were exercised. During the year ended December 31, 2013, 2,030,334 stock options and 138,681 shares of restricted stock vested.

As of December 31, 2014, 3,253,334 options are vested (2,440,000 at $1.50, 763,335 at $0.38, and 50,000 at $.005).

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock. As of December 31, 2014, 50,000 options that had been granted were “in the money.”

As of December 31, 2014 the company expects to recognize $1,000 of, compensation through July 31, 2015 related to the vesting of stock options of restricted stock.

NOTE 11 - RETIREMENT PLAN

The Company adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for r U.S. employees which complies with section 401(k) of the Internal Revenue Code. The Company does not currently match any of the employee contributions. Employees are not required to make contributions into the fund. Total administrative expense under this plan was $3,602, and $3,157 for the years ended December 31, 2014, and 2013 respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS AND BALANCES

At December 31, 2014, the company’s accounts payable included a $75,218 outstanding balance to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made by Heddle Marine on behalf of our company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our recycling center, currently reported in discontinued operations.

At December 31, 2014, the company’s accrued expenses include a $237,000 outstanding balance to 2335524 ONTARIO, INC., a business controlled by Mr. John Bordynuik, former Chief of Technology of the Company. This amount represents expenses, including laboratory testing, consumables, catalyst for the processors, and labor costs incurred since 2012 that the company had previously agreed to reimburse.

In November 19, 2014, we entered into a Subscription Agreement with Heddle Marine Services, a business controlled by Mr. Richard Heddle, the Company’s Chief Executive Officer and a member of the Company’s board of directors, pursuant to which we issued to Heddle Marine a $1 million principal amount 12% Secured Promissory Note, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share.

From June 2014 to March 2015, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of March 30, 2015, the current aggregate outstanding balance was $398,865.

In March 2014, the Company’s former Chief of Technology, as personal guarantor of a capital lease from Roynat Lease Finance, paid the outstanding obligation in the amount of $19,928 on the Company’s behalf and personally assumed the lease. (See Note 7).

In August 29, 2013, the Company entered into a Subscription Agreement with Mr. Richard Heddle, the Company’s Chief Executive Officer and a member of the Company’s board of directors, pursuant to which we issued to Mr. Heddle a $1 million principal amount 12% Secured Promissory Note, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the company were $1 million. In September 30, 2013, the Company entered into second Purchase Agreement with Mr. Heddle, a second note (a $2 million principal amount Note), together with a Warrant to purchase up to two million shares of the Company’s common stock at an exercise price of $0.54 per share. The gross proceeds to the Company were $2 million. Both notes bear interest of 12% per annum compounded annually and interest are payable upon maturity. The notes mature on August 31, 2018 and September 30, 2018, respectively. Repayment of the notes is secured by a security interest in substantially all of the assets of the Company and its subsidiaries.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became our CEO. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2014, there were no currently installed marine vessel processors as per the terms of the contract.

NOTE 13 - SEGMENT REPORTING

During 2014, the Company had two principal operating segments, Plastic2Oil and the Data Business. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

	2014
	Data Business		Plastic2Oil		Total
Sales	$12,906	(1)	$49,111	(1)	$59,017
Net Income (Loss)	7,700		(46,389)		(38,689)
Total Assets	4,864		8,196,424	(3)	8,201,288
Accounts Receivable-Net	4,864		17,255		22,119
Inventories	$-		$86,053		$86,053

	2013
	Data Business		Plastic2Oil		Total
Sales	$93,7121	(1)	$599,413	(1)	$693,125
Net Loss	32,641		(11,239,447)		(11,206,806)
Total Assets	18,481	(2)(3)	9,270,927	(3)	9,289,408
Accounts Receivable - Net	18,481		62,333		80,814
Inventories	$-		$147,120		$147,120

(1)	All sales from the Data Business were recorded in the United States for the year ended December 31, 2014. For the year ended December 31, 2013 P2O sales in the United States and Canada were $6,355 and $42,756, respectively. For the year ended December 31, 2013, P2O sales in the United States and Canada were $143,307 and $455,996, respectively.

(2)	As of March 31, 2012, due to the conclusion that the Company could not substantiate when a significant amount of revenues would be earned from the Data Business, all property, plant and equipment assets related to the Data Business were determined to be impaired and was recorded to write the assets down to $Nil. All other amounts included in the measure of segment profit or loss related to the Data business are not material. Other than as noted above, the amounts shown for Operating Expenses and Other Income (Expense) items on the consolidated statements of operations related to the P2O segment.

(3)	P2O assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility. As at December 31, 2014, total long-lived assets of $6,515,577 and $668,432 were located in the United States and Canada, respectively. As at December 31, 2013, total long-lived assets of $6,515,577 and $668,432, were located in the United States and Canada, respectively. The mortgage payable of $280,000 and the equipment capital lease maturing on May 10, 2015, both disclosed in Note 7, relate to assets held in Canada. The mortgage payable of $105, 000 on December 31, 2014 disclosed in Note 7, relates to assets held in United States.

NOTE 14 - RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the years ended December 31, 2014 and 2013, 89.0% and 81.0%, respectively, of total net revenues were generated from two and four customers. As of December 31, 2014 and 2013 two and three customers, respectively, accounted for 100.0%, and 77.0% of accounts receivable.

During the years ended December 31, 2014 and 2013, 27.6% and 26.4%, of total net purchases were made from four vendors. As of December 31, 2014 and 2013, four suppliers accounted for 38.0%, and 27.9%, of accounts payable, respectively.

NOTE 15 - DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Regional Recycling of Niagara

During the third quarter of 2013, the Company determined that due to the significant losses incurred by Regional Recycling of Niagara, and the continuous need to fund their operations through the Company’s Plastic2Oil operations, that it would shut down the operations of the facility. The decision to do this was based on the following factors:

●	The inventory processed over the prior months at Regional Recycling of Niagara was comingled with contaminated materials that made the significant majority of their inventory worthless without significant additional processing and labor (Note 4);

●	The fixed assets utilized at the facility were old and beginning to become in need of significant repairs, which would have been a significant cost to maintain (Note 5);

●	The pre-processing cost of plastic at Regional Recycling of Niagara was significant and was a hindrance to the Company becoming profitable on a cost per gallon of fuel basis; and

●	The Company leases the Recycling Facility in Thorold, Ontario, Canada with terms remaining of up to 17 years (Note 15).

The results of operations from Regional Recycling of Niagara for the twelve months ended December 31, 2014 and 2013 have been classified as discontinued operations and are as follows:

Condensed Statements of Operations

	Year Ended December 31,
	2014	2013
Revenue	$-	$96,615
Cost of sales		52,377
Gross profit	-	44,238
Operating expenses	200,294	1,524,748
Other expense		5,382
Loss before income taxes	(200,294)	(1,530,130)
Future income tax recovery	-
Loss from discontinued operations, net of tax	$(200,294)	$(1,530,130)

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

The Company sold Pak-It for $900,000, in exchange for $400,000 cash at the closing of the sale and entry into a note receivable for $500,000 due on July 1, 2013. In the third quarter of 2013, the Company’s assessed the collectability of the note receivable from the buyer of Pak-It. It was determined that due to the lack of a payment within forty days of the due date that the collectability was not assured and the Company has reserved for the full amount of the note receivable. The company settled for $200,000 on February 10, 2014.

As of December 31, 2013, there were no remaining assets held for sale related to Pak-It.

The Company’s statements of operations from discontinued operations related to Pak-it for the years ended December 31, 2014 and 2013 are as follows:

Condensed Statements of Operations of Pak-It

	2014	2013
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating income (expenses)	200,000	500,000
Impairment loss	-	-
Other income(expense)	(8426)	(10,433)
Loss before income taxes	-	-
Future income tax recovery	-	-
Income from discontinued operations, net of tax	$191,574	$(489,567)

Closure of Javaco

During the second quarter of 2012, the Company determined that the operations of Javaco no longer coincided with the strategy of the Company and that it would close down Javaco’s operations. In July 2012, the Company shut down the Javaco operations, including the termination of the five employees of Javaco, the liquidation of the inventory and fixed assets and the termination of the lease for the building. The results of operations from Javaco for the years ended December 31, 2014, and 2013 have been classified as discontinued operations. As of December 31, 2014 and 2013, there were no remaining assets held for sale related to Javaco.

The Company’s statements of operations from discontinued operations related to Javaco for the years ended December 31, 2014 and 2013 are as follows:

Condensed Statements of Operations of Javaco

	2014	2013
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating expenses	-	7,762
Impairment loss	-	-
Other income	-	-
Loss before income taxes	-	-
Future income tax recovery	-	-
Loss from discontinued operations, net of tax	$-	$(7,762)

NOTE 16 - BASIC AND DILUTED NET LOSS PER SHARE

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

	December 31, 2014	December 31, 2013

Loss per share from Continuing Operations	$(0.07)	$(0.12)
Loss per share from Discontinued Operations	-	(0.02)
Total Loss per Share	$(0.07)	$(0.14)

For the years ended December 31, 2014 and 2013, there are no adjustments necessary to the numerator or denominator in calculating the diluted loss per common. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the year ended December 31, 201 4, potential dilutive common stock equivalents consisted of 14,100 shares underlying common stock warrants, and 5,303,334 shares underlying stock options, which were not included in the calculation of the diluted loss per share. For the year ended December 31, 2013, potential dilutive common stock equivalents consisted of 3,143,500 shares underlying common stock warrants, and 6,806,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share.

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

Private Placement

On March 6, 2015 the Company entered into Subscription Agreements with one investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchaser 250,000 shares of its common stock and Warrants to purchase up to an additional 250,000 shares of its common stock. The purchase price per share was $0.10 and the gross proceeds to the Company were $25,000. The Warrants have a three year term, and an exercise price of $0.15 per share of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2014 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We have taken numerous steps to address the underlying causes of the deficiencies in our disclosure controls and procedures, primarily through the development and implementation of policies, improved processes and documented procedures, the retention of third-party experts and contractors, and the hiring of additional accounting personnel with technical accounting and inventory accounting experience. In 2014, we experienced management turnover, accounting personnel turnover resulting in not having sufficient personnel to address the controls and procedures weaknesses.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (U.S. GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2014. Based on this assessment, management, including our principal executive officer and our principle financial officer, concluded that the Company’s internal controls over financial reporting were ineffective as of December 31, 2014 due to the material weakness discussed below.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the section entitled “Directors and Executive Officers and Corporate Governance” of our 2015 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” of our 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Matters” of our 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the section entitled “Certain Relationship of Certain Beneficial Owners and Management and Related Matters” of our 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section entitled “Principal Accounting Fees and Services” of our 2015 Proxy Statement.

49

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits required by this item are listed on the Exhibit Index attached hereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized.

PLASTIC2OIL, INC.

Date: March 31, 2015	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President,Chief Executive Officer	March 31, 2015
Richard Heddle	(Principal Executive Officer) and
Chairman of the Board of Directors

/s/ Philip J Bradley	Director	March 31, 2015
Philip J. Bradley

/s/ Rahoul S. Banerjea	Chief Financial Officer	March 31, 2015
Rahoul S. Banerjea	(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated February 10, 2012, by and between the Company. and Big 3 Packaging LLC (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 16, 2012).

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(a) to our Registration Statement on Form SB-2 filed on December 11, 2006).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. dated January 10, 2007 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. dated October 5, 2009 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 6, 2009).

3.4	Certificate of Amendment to Articles of Incorporation of the Company dated December 11, 2009 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.5	Certificate of Amendment to Articles of Incorporation of the Company dated May 11, 2012 (Incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.6	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

3.7	Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated December 1, 2009 (Incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.8	Amendment to Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated May 10, 2012 (Incorporated herein by reference to Exhibit 3.4 to our Quarterly Report on 10-Q filed on August 9, 2012).

3.9	Certificate of Correction to Certificate of Designation of Series A Super Preferred Voting Stock of the Company dated May 14, 2012 (Incorporated herein by reference to Exhibit 3.6 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

Exhibit No.	Description

3.10	Certificate of Designation of Series B Convertible Preferred Stock of the Company dated December 24, 2012 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.11	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock of the Company dated January 11, 2013 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 17, 2013).

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated June 3, 2014. (Incorporated herein by reference to our Annual Report on Form 10-K filed on June 4, 2014).

3.13	Certificate of Amendment to Articles of Incorporation of the Company dated June 24, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on June 26, 2014).

3.14	Certificate of Withdrawal of Certificate of Designation Series B Convertible Preferred Stock of the Company dated July 29, 2014 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report filed on July 31, 2014)

10.1	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.2	Promissory Note, dated February 14, 2012, by Big 3 Packaging LLC in favor of the Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2012).

10.3	Lease, dated December 1, 2011, between the Company and Avondale Stores Limited. (Incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 19, 2012)

10.4	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.5	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2012).

10.6	2012 Long-Term Incentive Plan of the Company dated as of May 23, 2012 (Incorporated herein by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on June 20, 2012).

10.7	Form of Incentive Stock Option Agreement pursuant to the 2012 Long-Term Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2012)

10.8	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 31, 2012).

10.91	Stipulation Agreement, dated August 8, 2013, between the Company, and certain settling parties signatory thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2013).

10.10	Subscription Agreement, dated August 29, 2013, between the Company and Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 30, 2013).

Exhibit No.	Description

10.11	Secured Promissory Note, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 30, 2013).

10.12	Warrant, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 30, 2013).

10.13	Security Agreement, dated August 29, 2013, between the Company, Plastic2Oil of NY #1, LLC, JBI RE #1, Inc., Christiana Trust and Richard Heddle (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 30, 2013).

10.14	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.15	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.16	Joint Venture and Services Agreement between the Company and RWH Marine Consulting dated February 12, 2010. (Incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on June 24, 2014).

10.17	Unsecured Demand Promissory Note dated August 13, 2014 in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report filed on August 14, 2014).

10.18	Subscription Agreement dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 20, 2014).

10.19	12% Secured Promissory Note dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 20, 2014).

10.20	Warrant dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 20, 2014).

10.21	Equipment Supply Contract, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

10.22	Technology License and Referral Agreement, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

10.23	Catalyst Supply Agreement, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

10.24	Monitoring, Maintenance, Repair and Upgrade Agreement, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

21.1	Subsidiaries of the Registrant. (1)

Plastic2Oil RE ONE Inc., an Ontario, Canada corporation.
Plastic2Oil (Canada), Inc., an Ontario Canada corporation.
Plastic2Oil Marine, Inc. a Nevada corporation.

Javaco, Inc., an Ohio corporation.
PAK-IT, LLC a Florida corporation
JBI CDE., a New York corporation
Plastic2Oil of NY #1, LLC a New York corporation.
JBI RE #1, Inc., a New York corporation.

23.1	Consent of MNP LLP (1)

23.2	Consent of MSCM LLP (1)

Exhibit No.	Description

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document. (2)

101.SCH	XBRL Taxonomy Extension Schema Document. (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

*	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.

(2)	Furnished herewith.

