Form 10-K/A
period 2014-12-31
Plastic2Oil, Inc.
filed 2015-04-21
CIK 1381105

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

As of April 21, 2015, there were 121,246,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Report”) is being filed with the Securities and Exchange Commission (the “SEC”) to amend the Annual Report on Form 10-K for the year ended December 31, 2014 (“Original 10-K”) of Plastic2Oil, Inc. (the “Company”, “we” and/or “us”) for the following purposes:

●	to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original 10-K;

●	to provide the certifications required by Item 15 of Part IV of Form 10-K in connection with this Amended Report; and

●	to update the Table of Contents to reflect the above changes.

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

2

PLASTIC2OIL, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of April 21, 2015, the names and ages of all of our directors and executive officers and all positions and offices held by such individuals. Each director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

Rick W. Heddle	49	President, CEO and Director

Philip J. Bradley	62	Director

Rahoul S. Banerjea	64	Chief Financial Officer

Certain Biographical Information

The following summarizes the occupation and business experience of our officers and directors:

Richard W. Heddle, age 49, has served as a director and as the President and Chief Executive Officer of our company since August 14, 2013. Mr. Heddle is an entrepreneur with over 25 years of executive business experience. Since 1987, Mr. Heddle has been the owner and President of Heddle Marine Services, Inc., the largest marine repair firm that operates floating dry docks on the Canadian side of the Great Lakes. Mr. Heddle grew the company from a small start-up with two employees to a company that employs over 60 people. Mr. Heddle has significant expertise in logistics, supply chain analytics and managing production and brings over 25 years of comprehensive experience in fabrication, engineering and machinery. This experience and these qualifications led the Board to conclude that Mr. Heddle should serve as a director of our company.

Philip J. Bradley, age 62, has served as a director of our company since August 14, 2013. Mr. Bradley has over 35 years of executive accounting and business experience. For the past ten years, Mr. Bradley has been working in private practice as a Chartered Professional Accountant. Previously, Mr. Bradley worked as an Audit Manager and former partner of Grant Thornton Canada, where he worked for 29 years. Mr. Bradley also served two three-year terms in the firm’s national office, where he was responsible for recruitment, human resource administration, as well as providing support services to the firm’s professional practice offices. Mr. Bradley is a member of the Canadian Institute of Chartered Accountants and the Institute of Chartered Accountants of both Ontario and Nova Scotia. He received a Bachelor of Business Administration from the University of Prince Edward Island in 1975 and was admitted to the Institute of Chartered Accountants of Nova Scotia in 1976. This experience and these qualifications led the Board to conclude that Mr. Bradley should serve as a director of our company.

Rahoul S. Banerjea, age 64 has served as Chief Financial Officer of the Company since March 2014. Prior to joining the Company, from 2013 to March 2014, Mr. Banerjea was the principal of Matun Group LLC, a global professional services firm providing interim CFO and project management services, located in Sudbury, Massachusetts. From 2007 to 2013, Mr. Banerjea was a Partner, New England Practice, at Tatum, a division of Randstad, a national professional services firm providing leadership roles, located in Boston, Massachusetts. Prior to this period, Mr. Banerjea held senior financial management roles with technology start-ups and global technology companies. Mr. Banerjea is also a member of the Board of the American School of Madrid Foundation and a former member of the Board of the Boston Chapter Financial Executives International. Mr. Banerjea received his B.S.B.A. from Drexel University and is a Certified Public Accountant. Mr. Banerjea brings more than 30 years of experience in finance and accounting to the Company’s executive management team.

Family Relationships

There are no family relationships between any of the Company’s directors or officers.

Involvement in Certain Legal Proceedings

As previously disclosed, the U.S. District Court, District of Massachusetts, approved the settlement of the SEC enforcement action against the Company and John Bordynuik, our former president and chief executive officer and a former director. The description of the SEC civil action contained in Item 3 of Part I of this Annual Report on Form 10-K is incorporated herein by reference. Mr. Bordynuik stepped down from his officer and director positions with the Company in May 2012, and from May 2012 until January 2, 2015 served as its Chief of Technology. On January 2, 2015, John Bordynuik resigned from his position as the Company’s Chief of Technology and the employment agreement between the Company and Mr. Bordynuik, dated May 15, 2012, was terminated. Mr. Bordynuik continues to provide services to the Company on a consulting basis.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2014. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2014, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except as follows:

●	Form 4 filed by Richard Heddle on December 8, 2014 was not timely filed;

●	Form 4 filed by John Bordynuik on June 2, 2014 was not timely filed reporting the cancellation of options to purchase 650,000 shares of common stock.

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

Independence of the Board of Directors

The Board is currently composed of two (2) members, one of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Capital Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. Mr. Richard Heddle, one of the current directors, also serves as an executive officer of the Company, and thus is not independent.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our “named executive officers” during the years ended December 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended December 31,	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard W.Heddle President & Chief Executive Officer, Director	2014	-	(1)	-	-	-	-	-	-	-
	2013	-		-	-	-	-	-	-	-

Rahoul S.Banerjea Chief Financial Officer	2014	78,846	(2)	-	-	-	-	-	-	78,846
	2013			-	-	-	-	-	-	-

Notes:

(1)	Cash compensation paid is noted in the above table. Mr. Heddle’s employment commenced on August 14, 2013. Mr. Heddle’s elected to receive all of his salary compensation in shares of common stock which has not been paid. $240,000 and $60,000 have been accrued in 2014 and 2013 respectively, for such obligation. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

(2)	Cash compensation paid is noted in the above table. Mr. Banerjea’s employment commenced on March 17, 2014. Mr. Banerjea’s salary compensation includes one third payable in 2014 in shares of the company’s common stock but has not been paid and $38,558 has been accrued in 2014 for such obligation. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all restricted stock and stock option awards held by our named executive officers as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market or
			Equity					Number	Payout
			Incentive			Number	Market	of	Value of
			Plan			of	Value of	Unearned	Unearned
			Awards:			Shares	Shares	Shares,	Shares,
	Number of	Number of	Number of			or Units	or Units	Units or	Units or
	Securities	Securities	Securities			of Stock	of Stock	Other	Other
	Underlying	Underlying	Underlying			That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Have	Have	That	That
	Options	Options	Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Richard W. Heddle	-	-	-	-	-	-	-	-	-

Rahoul S. Banerjea	-	-	-	-	-	-	-	-	-

Option Exercises and Stock Vested During the Fiscal Year

During the fiscal year ended December 31, 2014, there were neither awards nor exercises of stock options by, or vesting of shares of restricted stock held by, our named executive officers.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard W. Heddle	2014	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-

Philip J. Bradley (1)	2013	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-

(1)	Mr. Bradley has not receive either common stock or cash as compensation for 2013 and 2014. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements, Severance and Change In Control Plans

We currently have not entered into employment agreements with Richard W. Heddle, our President and Chief Executive Officer, or Mr. Rahoul S. Banerjea, our Chief Financial Officer.

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

If any awards under the Plan expire or terminate unexercised, the shares of common stock allocable to the unexercised or terminated portion of such award shall again be available for award under the Plan

Administration and Eligibility

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

Mergers. If the Company enters into or is involved in any merger, reorganization, recapitalization, sale of all or substantially all of the Company’s assets, liquidation, or business combination with any person or entity (a “Merger Event”), the Board may, prior to such Merger Event and effective upon such Merger Event, take any action that it deems appropriate, including, replacing such stock options with substitute stock options and/or SARs in respect of the shares, other securities or other property of the surviving corporation or any affiliate of the surviving corporation on such terms and conditions, as to the number of shares, pricing and otherwise, which shall substantially preserve the value, rights and benefits of any affected stock options or SARs granted hereunder as of the date of the consummation of the Merger Event. If any Merger Event occurs, the Company has the right, but not the obligation, to cancel each participant’s stock options and/or SARs and to pay to each affected participant in connection with the cancellation of such stock options and/or SARs, an amount equal to the excess of the fair market value, as determined by the Board, of the common stock underlying any unexercised stock options or SARs (whether then exercisable or not) over the aggregate exercise price of such unexercised stock options and/or SARs. Upon receipt by any affected participant of any such substitute stock options, SARs (or payment) as a result of any such Merger Event, such participant’s affected stock options and/or SARs for which such substitute options and/or SARs (or payment) were received shall be thereupon cancelled without the need for obtaining the consent of any such affected participant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our authorized capital stock consists of 250,000,000 shares of Common Stock. As of April 21, 2015, we had outstanding 121,246.158 common stock outstanding.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 21, 2015 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after, April 21, 2015. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

In the table below, the percentage of ownership of our Common Stock is based on 121,246,158 shares of Common Stock outstanding as of April 21, 2015. Unless otherwise noted below, the address of the persons listed on the table is c/o Plastic2Oil, Inc., 20 Iroquois Street, Niagara Falls, New York 14303.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage
Executive Officers and Directors

Richard Heddle, Chief Executive Officer and Director	7,000,000	(1)	5.6%

Rahoul Banerjea, Chief Financial Officer	-		-

Philip J. Bradley, Director	-		-

All named executive officers and directors as a group	7,000,000		5.6%

5% or More Stockholders	-

(1)	Includes warrants to purchase 4,000,000 shares of Common Stock.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2014 with respect to equity compensation plans under which the Company’s common stock may be issued.

Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities rem6aining available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Shareholders:

JBI, Inc. 2012 Long-Term Incentive Plan	5,303,334	$1.30	4,519,716

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2014 and 2013, respectively, for professional services rendered by D. Brooks and Associates CPA’s, P.A and MNP LLC, our current and previous independent registered accounting firms, respectively, for the audit of the Company’s annual financial statements and for audit-related services, tax services and all other services, as applicable.

Service Provided	Fiscal 2014		Fiscal 2013

Audit Fees
Annual Audit – MNP,LLC	$93,672	(1)	$285,523	(1)
Annual Audit – D. Brooks and Associates CPA’s, P.A	15,000	(2)

Audit Audit Related Fees
Assurances and Related Sources –MNP,LLC
Assurances and Related Sources – D. Brooks and Associates CPA’s, P.A

Tax Fees
Tax Tax Services- MNP,LLC	5,858	(3)
Tax Services – D. Brooks and Associates CPA’s, P.A	-

All Other Fees
for other services –MNP,LLC	20,810		-
for other services – D. Brooks and Associates CPA’s, P.A	-

Total Fees	$135,340		$287,5233

(1)	Includes the review of 2013 Quarterly Reports on Form 10-Q by MNP LLP and 2013 audit fees.

(2)	Includes the review of 2014 Quarterly Reports on Form 10-Q by D. Brooks and Associates CPA’s, P.A .

(3)	Fees related to the preparation of tax returns for 2013.

The Company has policies and procedures that require the pre-approval of the Board of all fees paid to, and all services performed by, the Company’s independent registered public accounting firm. At the beginning of each year, the Board approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by these firms during the year. In addition, pre-approval of the Board is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees initially pre-approved by the Board.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. The consolidated financial statements of Plastic2Oil, Inc. are included in Item 8 of the Original 10-K.

2. The exhibits required by this item are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized.

PLASTIC2OIL, INC.

Date: April 21, 2015	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President, Chief Executive Officer	April 21, 2015
Richard Heddle	(Principal Executive Officer) and
Chairman of the Board of Directors

/s/ Philip J Bradley	Director	April 21, 2015
Philip J. Bradley

/s/ Rahoul S. Banerjea	Chief Financial Officer	April 21, 2015
Rahoul S. Banerjea	(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated February 10, 2012, by and between the Company and Big 3 Packaging LLC (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 16, 2012).

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(a) to our Registration Statement on Form SB-2 filed on December 11, 2006).

3.2	Certificate of Amendment to Articles of Incorporation of the Company dated January 10, 2007 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Certificate of Amendment to Articles of Incorporation of the Company dated October 5, 2009 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 6, 2009).

3.4	Certificate of Amendment to Articles of Incorporation of the Company dated December 11, 2009 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.5	Certificate of Amendment to Articles of Incorporation of the Company dated May 11, 2012 (Incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.6	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

3.7	Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated December 1, 2009 (Incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.8	Amendment to Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated May 10, 2012 (Incorporated herein by reference to Exhibit 3.4 to our Quarterly Report on 10-Q filed on August 9, 2012).

3.9	Certificate of Correction to Certificate of Designation of Series A Super Preferred Voting Stock of the Company dated May 14, 2012 (Incorporated herein by reference to Exhibit 3.6 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.10	Certificate of Designation of Series B Convertible Preferred Stock of the Company dated December 24, 2012 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.11	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock of the Company dated January 11, 2013 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 17, 2013).

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated June 3, 2014. (Incorporated herein by reference to our Annual Report on Form 10-K filed on June 4, 2014).

3.13	Certificate of Amendment to Articles of Incorporation of the Company dated June 24, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on June 26, 2014).

3.14	Certificate of Withdrawal of Certificate of Designation Series B Convertible Preferred Stock of the Company dated July 29, 2014 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report filed on July 31, 2014)

10.1	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.2	Promissory Note, dated February 14, 2012, by Big 3 Packaging LLC in favor of the Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2012).

10.3	Lease, dated December 1, 2011, between the Company and Avondale Stores Limited. (Incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 19, 2012)

10.4	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.5	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2012).

10.6	2012 Long-Term Incentive Plan of the Company dated as of May 23, 2012 (Incorporated herein by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on June 20, 2012).

10.7	Form of Incentive Stock Option Agreement pursuant to the 2012 Long-Term Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2012)

10.8	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 31, 2012).

10.91	Stipulation Agreement, dated August 8, 2013, between the Company, and certain settling parties signatory thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2013).

10.10	Subscription Agreement, dated August 29, 2013, between the Company and Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 30, 2013).

10.11	Secured Promissory Note, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 30, 2013).

10.12	Warrant, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 30, 2013).

10.13	Security Agreement, dated August 29, 2013, between the Company, Plastic2Oil of NY #1, LLC, JBI RE #1, Inc., Christiana Trust and Richard Heddle (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 30, 2013).

10.14	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.15	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.16	Joint Venture and Services Agreement between the Company and RWH Marine Consulting dated February 12, 2010. (Incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on June 24, 2014).

10.17	Unsecured Demand Promissory Note dated August 13, 2014 in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report filed on August 14, 2014).

10.18	Subscription Agreement dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 20, 2014).

10.19	12% Secured Promissory Note dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 20, 2014).

10.20	Warrant dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 20, 2014).

10.21	Equipment Supply Contract, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

10.22	Technology License and Referral Agreement, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

10.23	Catalyst Supply Agreement, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

10.24	Monitoring, Maintenance, Repair and Upgrade Agreement, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

21.1	Subsidiaries of the Registrant. (1)

Plastic2Oil RE ONE Inc., an Ontario, Canada corporation.
Plastic2Oil (Canada), Inc., an Ontario Canada corporation.
Plastic2Oil Marine, Inc. a Nevada corporation.

Javaco, Inc., an Ohio corporation.
PAK-IT, LLC a Florida corporation.
JBI CDE., a New York corporation.
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

