Form 10-Q
period 2015-03-31
Plastic2Oil, Inc.
filed 2015-05-15
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2015

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

(716)-278-0015

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

As of May 15, 2015, there were 121,246,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

PLASTIC2OIL, INC.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (“Report”) contains “forward looking statements” within the meaning of applicable securities laws. Such statements include, but are not limited to, statements with respect to management’s beliefs, plans, strategies, objectives, goals and expectations, including expectations about the future financial or operating performance of our Company and its projects, capital expenditures, capital needs, government regulation of the industry, environmental risks, limitations of insurance coverage, and the timing and possible outcome of regulatory matters, including the granting of patents and permits. Words such as “expect”, “anticipate”, “intend”, “attempt”, “may”, “will”, “plan”, “believe”, “seek”, “estimate”, and variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve assumptions, risks and uncertainties that are difficult to predict.

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking statements include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of our Company to control commodity prices; risks associated with the regulatory environment within which our Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements are discussed in more detail in the section entitled “Risk Factors” Part I, Item 1A of the Company’s Annual Report 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange commission on March 31, 2015.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Plastic2Oil, Inc. and Subsidiaries

CONDENSED BALANCE SHEETS

March 31, 2015 and December 31, 2014

	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,217	$179,652
Cash held in attorney trust (Note 2)	2,003	2,003
Restricted cash (Note 2)	100,247	100,222
Accounts receivable, net of allowance of $23,182 (2014 - $23,182)	4,559	4,436
Inventories (Note 4)	85,602	86,053
Prepaid expenses and other current assets	107,621	20,229
TOTAL CURRENT ASSETS	323,249	392,595

PROPERTY, PLANT AND EQUIPMENT, NET (Note 5)	4,945,577	5,112,506

Deposits (Note 2)	1,484,438	1,483,987
TOTAL ASSETS	$6,753,264	$6,989,088

CURRENT LIABILITIES
Accounts payable	$2,016,888	$1,883,465
Accrued expenses	1,716,387	1,928,361
Accrued lease obligation – current (Note 6 and 14)	53,906	68,449
Long-Term Debt, mortgage payable and capital leases – current portion (Note 6)	709,018	335,613

TOTAL CURRENT LIABILITIES	4,496,199	4,215,888

LONG-TERM LIABILITIES
Asset retirement obligations (Note 2)	31,449	31,215
Accrued lease obligation (Note 6 and 14)	248,144	314,938
Long-Term Debt, mortgage payable and capital leases, net of current portion (Note 6)	3,965,292	3,798,956
TOTAL LIABILITIES	8,741,084	8,360,997

STOCKHOLDERS’ DEFICIT (Notes 8 and 15)
	-	—
Common stock, par $0.001; 150,000,000 authorized, 113,399,157 shares issued and outstanding (2014 – 109,917,529)	113,399	109,918
Common stock to be issued, 7,097,001, and 8,097,001 shares as of March 31, 2015 and December 31,2014, respectively	7,097	8,097
Additional paid in capital	66,498,600	66,371,906
Accumulated other comprehensive income	173,281	57,956
Accumulated deficit	(68,780,197)	(67,919,786)
TOTAL STOCKHOLDERS’ DEFICIT	(1,987,820)	(1,371,909)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,753,264	$6,989,088

The accompanying notes are an integral part of the condensed financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31,

(Unaudited)

	2015	2014

SALES
P2O	$-	$18,718
Data Business	-	-
	-	18,718
COST OF SALES
P2O	-	23,804
Data Business	-	129
	-	23,933
GROSS LOSS	-	(5,215)

OPERATING EXPENSES
Selling, general and administrative expenses
Selling, general and administrative expenses – Professional Fees	94,191	613,348
Selling, general and administrative expenses – Compensation	220,563	408,776
Selling, general and administrative expenses – Other	184,296	535,681
Depreciation of property, plant and equipment and accretion of long-term liability	215,597	268,526
Research and development expenses	1,653	9,084
TOTAL OPERATING EXPENSE	716,300	1,835,415

LOSS FROM CONTINUING OPERATIONS	(716,300)	(1,840,630)

OTHER INCOME (EXPENSE)
Interest expense, net	(143,055)	(101,802)
Other expense, net	(5,163)	-
Disposal of assets	-	22
OPERATING LOSS BEFORE INCOME TAXES	(864,518)	(1,942,410)

INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	(864,518)	(1,942,410)
NET LOSS FROM DISCONTINUED OPERATIONS (Note 15)	4,107	188,840

NET LOSS	$(860,411)	$(1,753,570)

Basic and diluted net loss per share from continuing operations	$(0.01)	$(0.02)
Basic and diluted net loss per share from discontinued operations	$-	$-
Total basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	112,991,801	91,528,243

The accompanying notes are an integral part of the condensed financial statements.

F-2

Plastic2Oil, Inc. and Subsidiaries

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31,

(Unaudited)

	2015	2014

NET LOSS	$(860,411)	$(1,753,570)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
Foreign currency items	115,325	$-
Other comprehensive income	115,325	-
COMPREHENSIVE LOSS	$(745,086)	$(13,234,265)

The accompanying notes are an integral part of the condensed financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from Continuing Operations	$(864,518)	$(1,942,410)
Net loss from Discontinued Operations	4,107	188,840
NET LOSS	(860,411)	(1,753,570)
Items not affecting cash:
Depreciation of property, plant and equipment	167,120	222,995
Amortization of debt discount	48,434	45,530
Accrued Interest expense	132,477	90,000
Other income	(80)	(480)
Stock issued for services	135,529	719,090
Non-cash items impacting Discontinued operations	(18,405)	967
Working capital changes:
Accounts receivable	-	60,388
Cash held in attorney trust	(25)	663
Inventories	-	6,937
Prepaid expenses	(87,392)	(62,328)
Proceeds from sale of assets	-	(5,622)
Accounts payable	140,559	73,284
Accrued expenses	(219,474)	93,285
Other liabilities	(3,857)	-

NET CASH USED IN OPERATING ACTIVITIES	(565,525)	(508,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	-	(18,405)

NET CASH USED IN INVESTING ACTIVITIES	-	(18,405)

(Continued)

The accompanying notes are an integral part of the condensed financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONDENSED STATEMENTS OF CASH FLOWS - continued

Three Months Ended March 31,

(Unaudited)

	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance proceeds, net	25,000	409,980
Proceeds from short-term loans	404,090	-
Repayment of short-term debt	(25,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	409,090	409,980

NET DECREASE IN CASH AND CASH EQUIVALENTS	(156,435)	(117,286)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	179,652	203,949

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,217	$86,663

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$5,602

Schedule of Non-Cash Investing and Financing Activities
Settlement of accounts payable with issuance of common stock	$30,002	$-

The accompanying notes are an integral part of the condensed financial statements.

PLASTI2OIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 AND 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND GOING CONCERN

Plastic2Oil, Inc. (the “Company” or “P2O”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006. 310 had no significant activity from inception through 2009. In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310. During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, transforming waste plastics to oil and other fuel products (“P2O”). During 2014, the Company changed its name to Plastic2Oil, Inc. P2O is a combination of proprietary technologies and processes developed by P2O which convert waste plastics into fuel. P2O currently, as of the date of this filing, operates two processors at its Niagara Falls, NY facility (the “Niagara Falls Facility”). Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. We plan to grow mainly from sale of processors first, and fuel seller second.

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), a distributor of electronic components, including home theater and audio video products. In July 2012, the Company closed Javaco and sold substantially all of the inventory and fixed assets of Javaco. The operations of Javaco have been classified as discontinued operations for the years presented (Note 14).

On September 30, 2009, the Company acquired Pak-It, LLC (“Pak-It”), and the operator of a bulk chemical processing, mixing, and packaging facility. It also has developed and patented a delivery system that packages condensed cleaners in small water-soluble packages. In February 2012, the Company sold substantially all of the assets of Pak-It and as a result, the operations of Pak-It have been classified as discontinued operations for the years presented (Note 14).

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations of $864,518, and $1,942,410, for the three months ended March 31, 2015, and 2014, respectively, and has an accumulated deficit of $68,780,197 at March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP. as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1 Inc., Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2Oil Re One Inc., JBI Re #1 Inc., Plastic2Oil Marine Inc., Javaco, and Pak-it. All intercompany transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in US dollars. Recycling Center, Pak-It and Javaco have also been consolidated; however, their operations are classified as discontinued operations (Note 14).

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

Restricted Cash

As of March 31, 2015 and December 31, 2014, the Company had $100,247 and $100,222, respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts as of March 31, 2015 and December 31, 2014 was $23,182.

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

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation of the asset retirement obligation. As of the date of the creation of the asset retirement obligation is $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense on the consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As at March 31, 2015 and December 31, 2014, the carrying value of the asset retirement obligations was $31,449 and $31,215, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure. This liability is included in Asset Retirement Obligation on the accompanying consolidated balance sheet.

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

Deposits

Deposits represent payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. As at March 31, 2015 and December 31, 2014, the carrying value of the deposit was $1,484,438 and $1,483,987, respectively.

Leases

The Company has entered into various leases for buildings and equipment. At the inception of a lease, the Company evaluates whether it is operating or capital in nature. Operating leases are recorded as expense in the appropriate periods of the lease. Capital leases are classified as property, plant and equipment and the related depreciation is recorded on the assets. Also, the debt related to the capital lease is included in the Company’s short- and long-term debt obligations, in accordance with the lease agreement (Note 6).

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

P2O processor sales are recognized when the customer takes possession of the processors since title to the goods and the risk of loss transfers from P2O to the customer upon delivery. P2O fuel sales are recognized when the customers take possession of the fuel since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession they have arranged for transportation to pick it up and the sales price has either been set in their purchase contract or negotiated prior to the time of pick up through the issuance of a purchase order. The Company negotiates the pricing of the fuel based on the quality of the product and the type of fuel being sold (e,g. Naphtha, Fuel Oil No. 6 or Fuel Oil No. 2).

Shipping and Handling Costs

The Company’s shipping and handling costs of $Nil and $11,204 for the three months ended March 31, 2015 and 2014, respectively, are included in cost of goods sold for the periods presented. Shipping and handling costs are capitalized to inventory and expensed to cost of sales when the related inventory is sold for the periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $1,868 and $490 for the three months ended March 31, 2015 and 2014, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the three months ended March 31, 2015 and 2014, the Company expensed $1,653 and $9,084, respectively, towards research and development costs. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Resulting differences are reflected in accumulated other comprehensive income on the accompanying consolidated balance sheets. Foreign exchange loss of $1,630 and gain of $967 are included as general and administrative expenses in the consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at March 31, 2015 and December 31, 2014. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country (Canada). The years ended December 31, 2009 through December 31, 2014 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the three months ended March 31, 2015, potential dilutive common stock equivalents consisted of 14,350,000 shares underlying common stock warrants and 2,818,000 shares underlying stock options, which were not included in the calculation of diluted loss per share.

For the three months ended March 31, 2014, potential dilutive common stock equivalents consisted of 11,150,000 shares underlying common stock warrant, and 6,511,334 shares underlying stock options, which were not included in the calculation of diluted loss per share.

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represents strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant components of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on our Financial Statements of adopting ASU 2014-08 was not significant.

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

NOTE 4 - INVENTORIES

Inventories consist of the following:

	March 31, 2015	December 31, 2014

Raw materials	$410,089	$410,540
Finished goods	2,039	2,039
Obsolescence reserve	(326,526)	(326,526)

Total inventories	$85,602	$86,053

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

2015	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(14,336)	$203,717
Machinery and office equipment	4,246,882	(2,059,319)	2,187,563
Furniture and fixtures	16,368	(15,103)	1,265
Land	273,118	-	273,118
Asset retirement obligation	27,745	(4,717)	23,028
Office and industrial buildings	1,433,523	(191,336)	1,242,187
Equipment under capital lease	108,317	(51,910)	56,407
Construction in process	958,291	-	958,291
Total	$7,282,298	$(2,336,721)	$4,945,577

2014	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(12,519)	$205,535
Machinery and office equipment	4,246,882	(1,913,102)	2,333,780
Furniture and fixtures	16,368	(14,782)	1,586
Land	273,118	-	273,118
Asset retirement obligation	27,745	(4,439)	23,306
Office and industrial buildings	1,433,523	(176,909)	1,256,614
Equipment under capital lease	108,317	(48,041)	60,276
Construction in process	958,291	-	958,291
Total	$7,282,298	$(2,169,792)	$5,112,506

For the three months ended March 31, 2015 and 2014, the Company recognized $167,163, and $222,995, respectively, of depreciation expense. At March 31, 2015 and December 31, 2014, machinery and equipment with a cost of $108,317, and accumulated amortization of $51,910 and $48,041, respectively, were under capital lease. During the three months ended March 31, 2015 and 2014, the Company recognized $3,869, and $1,999, respectively, of depreciation expense related to these assets under capital lease.

NOTE 6 - LONG-TERM DEBT, MORTGAGE PAYABLE AND CAPITAL LEASES

	March 31, 2015	December 31, 2014
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matures on June 15, 2015. Principal and interest are due, in their entirety, at maturity.	$221,452	$240,819
Equipment capital lease bears interest at 5.0% per annum, secured by the equipment and matures in April 2015, repayable in monthly installments of approximately $360.	358	1,424
Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matures in November 2015, repayable in monthly installments of approximately $516.	4,039	5,514
Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2015, Principal and interest are due, in their entirety, at maturity	19,192	19,006
Unsecured Demand Promissory Note ( to a related party) bearing interest of 4% per annum	403,977	8,850
Mortgage in the amount of $110,000, bears no interest, secured by the land and building, and matures on November 2016.	85,000	105,000
Secured Promissory Notes ( to a related party) bearing interest of 12% per annum compounded annually and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. (Note 11)	999,742	959,736
Secured Promissory Notes ( to a related party) bearing interest of 12% per annum compounded annually and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. (Note 11)	2,940,550	2,794,220
	4,674,310	4,134,569

Less: current portion	709,018	335,613
Long-Term Debt, mortgage payable and capital leases, net of current portion	$3,965,292	$3,798,956

Continuity of Secured Promissory Notes	March 31, 2015	December 31, 2014
Face value of November 19, 2014 secured note payable	$1,000,000	$1,000,000
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Total face value of promissory notes payable	4,000,000	4,000000
Discount on November 19, 2014 secured notes payable	(58,082)	(58,082)
Discount on August 29, 2013 secured note payable	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable	(600,400)	(600,400)
Accretion of discount on secured notes payable	285,705	234,413
Interest on secured notes payable	623,269	485,367
Carrying value of Secured Promissory Notes	$3,940,292	$3,751,098

The following annual payments of principal are required over the next five years in respect of these mortgages and capital leases:

Twelve months Ended March 31,	Annual Payments

2016	25000
2017	-
2018	2,9400,550
2019	999,742
2020
Total repayments	$3,965,292

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract during 2010 with a company owned by the current CEO. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of March 31, 2015, there were no installed marine vessel processors pursuant to the contract.

As of March 31, 2015, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of our operations. In addition to the payments made to these vendors classified as deposits on assets, the Company will be required to pay approximately $495,000 upon the delivery of these assets which is expected occur concurrently with the Company’s delivery and sale of processors #4 and processor #5.

The Company leases premises in Thorold, Ontario, Canada which was previously used in the operation Plastic2Oil (Canada), Inc. doing business as Regional Recycling of Niagara (“RRON”). As at September 30, 2013, the remaining lease term was almost 17 years. During the third quarter of 2013, the Company determined that it would shut down the operations of RRON (Note 15). The employees of RRON were given notice of the shut down in the first week of September, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September 2013, the Company was assessing its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and officially decided to cease use of the premises as of September 30, 2013. Accordingly, the Company has applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. In measuring the liability, the Company calculated all remaining contracted lease payments, being $1,872,650 ($1,926,000 CAD), and performed a present value calculation using a discount rate of 20%. The present value calculation resulted in an accrued lease liability of $302,051 of which $53,906 is due within the next 12 months and has been presented as a current liability. The total accrued lease liability expense was reduced by $68,818 of the deferred rent liability which was being amortized over the period of the lease. The total expense included in loss from discontinued operations in the consolidated statements of operations is $18,405 for the quarter ended March, 2015 (Note 14).

All future payments required under various agreements are summarized below:

Year ending December 31, 2015	$59,524
2016	79,365
2017	79,365
2018	84,034
2019	84,034
Thereafter	994,398
Total	$1,380,720

Total rent expenses recognized under operating leases during the three months ended March 31, 2015 and 2014 were $Nil, and $Nil, respectively.

Contingencies

As previously reported on July 28, 2011, certain of the Company’s stockholders filed a class action lawsuit (the “Class Action”) against the Company and Messrs. Bordynuik and Baldwin, former officers of the Company on behalf of purchasers of its securities. In an amended complaint filed on July 10, 2012, these stockholders sought to represent such purchasers during the period from August 28, 2009 through January 4, 2012. The original and amended complaints in that case, filed in federal court in Nevada, allege that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about the Company’s business, operations and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the defendants made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that certain media credits were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company’s financial results were not prepared in accordance with generally accepted accounting principles; and (4) that the Company lacked adequate internal and financial control . During the quarter ended June 30, 2012, a lead plaintiff was appointed in the case and an amended complaint was filed. The defendants’ answer to the amended complaint was filed during the fourth quarter of 2012. On August 8, 2013, the Company entered a stipulation agreement (the “Stipulation Agreement”) in potential settlement of the Class Action. Under the Stipulation Agreement, the Company would agree to issue shares of its common stock that will comprise a settlement fund. The number of shares to be issued will be dependent on the price per share of the Company’s common stock during a period preceding the date of the Court’s entry of final judgment in the case (the “Judgment Date”). If the price of the Company’s common stock is less than $0.50 per share based upon the average closing price for the 90 trading days preceding the Judgment Date, the Company would issue 3 million shares of its common stock. If the price of the Company’s common stock is between $0.50 and $0.70 per share, based upon the same 90-day average closing price, the Company would issue 2.5 million shares of its common stock. If the price of the Company’s common stock is more than $0.70 per share based upon the same 90-day average closing price the Company will issue 1.75 million shares of its common stock. The shares will not be distributed to class members in kind. At any time after final approval by the Court, class counsel would have the option to sell all or any portion of such shares for the benefit of class members, subject to certain volume limitations. Plaintiff’s counsel’s attorneys’ fees, subject to Court approval, would be paid out of the settlement fund. The Company would also pay settlement-related costs up to a maximum of $200,000. The plaintiffs and each of the class members who purchased the Company’s common stock during the proposed class period and alleged they were damaged would be deemed to have fully released all claims against the Company and other defendants upon entry of judgment. On September 10, 2013, that agreement was submitted to the Court, and class counsel moved for entry of an order granting preliminary approval of the settlement, including the mailing of a settlement notice that will include, among other things, the general terms of the settlement, proposed plan of allocation, and terms of plaintiff’s counsel’s fee application. On December 18, 2014, the Court granted that motion, and issued its Order granting preliminary approval of the settlement. On April 27, 2015, the Court held a hearing to determine if final approval of the settlement should be granted, and on April 28, 2015, the Court issued its Order granting final approval of the settlement and and entering a Final Judgment in accordance therewith.

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

On or about June 30, 2014, plaintiff National Maintenance Contracting Corp. filed a complaint in the Supreme Court of the State of New York, County of Niagara. On September 10, 2014, plaintiff filed an Amended Complaint. On September 12, 2014, the amended complaint was served upon the Secretary of State of the State of New York. The amended complaint alleges that the Company is indebted to plaintiff in the amount of $137,461.21 on account of work performed by plaintiff for the Company. The amended complaint consists of three causes of action: a first cause of action, for breach of contract; a second cause of action, for an account stated; and a third cause of action, to foreclose on an alleged mechanic’s lien. On November 26, 2014, the Company filed a motion to dismiss the third cause of action on the grounds that plaintiff failed to give the notice of pendency required by Section 17 of the New York State lien law. On March 10, 2015, plaintiff filed a cross motion, seeking an Order permitting plaintiff to file an amended mechanic’s lien nunc pro tunc and to extend same; in the alternative, the cross motion seeks an order permitting plaintiff to file a lis pendens nunc pro tunc. The motion and cross motion were set for hearing on April 15, 2015, but the hearing was continued to allow time for plaintiff and the Company to document a settlement that has been reached. The settlement provides that the Company will pay plaintiff a total of $90,000 at the rate of $5,000 per month. The alleged mechanic’s lien will be released and canceled, and the lawsuit will be dismissed with prejudice.

As of March 31, 2015, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Common Stock and Additional Paid in Capital

2015

On February 18, 2015, the Company issued 250,000 shares of restricted common stock in satisfaction of $30,003 of unpaid fees owed to two vendors.

On March 6, 2015 the Company entered into a Subscription Agreement with one investor in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchaser 250,000 shares of its common stock and warrants to purchase up to an additional 250,000 shares of its common stock. The purchase price per share was $0.10 and the gross proceeds to the Company were $25,000. The warrants have a three year term, and an exercise price of $0.15 per share of common stock.

On April 7, 2015 the Company issued 1,000,000 shares of restricted common stock to several consulting firms pursuant to a pre-existing consulting agreement.

2014

On February 19, 2014, the Company entered into Subscription Agreement with three investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the purchasers an aggregate of 2.4 million shares of its common stock and warrants to purchase up to an additional 2.4 million shares of its common stock. The closings occurred between February 19 and 24, 2014. The purchase price per share was $0.05 and the gross proceeds to the Company were $120,000. The warrants have a three year term, and an exercise price of $0.10 per share of common stock. Concurrent with these subscriptions the Company entered into a consulting agreement with the investors and another party under which the Company issued 1,500,000 shares upon commencement of the contract, and 1,000,000 shares on each of May 15, 2014, August 15, 2014 and January 15, 2015, respectively, for a total of 4,000,000 shares. Along with each of the forgoing share issuances, the Company is required to issue a commensurate number of warrants with a three year term and an exercise price of $0.10. Additionally, under the terms of the consulting agreement the Company is committed to issue 1,000,000 additional shares if the Company becomes listed on the AMEX division of the New York Stock Exchange or NASDAQ. The consulting agreement also specifies contingent fees of 5% of the gross transaction amount for introducing a merger or acquisition candidate and 3% of fees earned from the introduction of a strategic or business partner.

Warrants

The following is a summary of the Company’s warrant activities for the three months ended March 31, 2015.

		Weighted	Weighted
	Warrants	Average	Average
Details	Number	Exercise Price	Remaining Term
OUTSTANDING, December 31, 2014	14,100,000	$0.61	3.69
Issued	250,000	0.15	2.93
OUTSTANDING, March 31, 2015	14,350,000	$0.19	3.68

NOTE 9 - STOCK-BASED COMPENSATION PLANS AND AWARDS

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

Valuation of Awards

There were no options granted during the three months ended March 31, 2015. There were 2,485,334 of unvested options cancelled resulting from employment termination of participants. (1,950,000 options at $1.50 and 535,334 options at $0.38).

Stock Options

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Balance as of December 31, 2014	5,303,334	$1.30	$-
Cancelled	(2,485,334)	1.18
Balance as of March, 2015	2,818,000	$1.34	$-

Equity awards available for grant, net of restricted stock (811,576) at March 31, 2015	6,370,424

Restricted Stock

The fair value of the restricted stock is expensed ratably over the vesting period. During the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense related to restricted stock of approximately $Nil, and $Nil, respectively. During the three months ended March 31, 2015, nil options and 634,626 shares of restricted stock vested and no stock options were exercised.

For the three months ended March 31, 2015 and 2014, the Company recorded compensation expense (included in selling, general and administrative expense) of $(1,556) and $190,090, respectively, related to stock options and restricted stock.

As of March 31, 2015, options to purchase 2,742,000 shares of common stock were vested (2,440,000 shares at $1.50, 252,000 shares at $0.38, and 50,000 shares at $.05).

As of March 31, 2015 the company expects to recognize $1,887 of compensation expense through July 31, 2015 related to the vesting of stock options of restricted stock.

NOTE 10 - RETIREMENT PLAN

The Company adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for U.S. employees which complies with section 401(k) of the Internal Revenue Code. The Company does not currently match any of the employee contributions.

NOTE 11 - RELATED PARTY TRANSACTIONS AND BALANCES

At March 31, 2015, the Company’s accounts payable included a $75,218 outstanding balance to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the Company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made by Heddle Marine on behalf of our company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our recycling center, currently reported in discontinued operations.

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

From June 2014 to March 2015, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of March 31, 2015, the current aggregate outstanding balance was $403,977. (See Note 6).

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

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became our CEO. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At March, 2015, there were no installed marine vessel processors pursuant to the contract.

NOTE 12 - SEGMENT REPORTING

The Company has two principal operating segments, Plastic2Oil and the Data Business. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

	March 31, 2015
	Data Business		Plastic2Oil		Total
Sales	$-	(1)	$-	(1)	$-
Net Income (Loss)	-		(385,673)		(431,047)
Total Assets	-		7,997,724	(3)	7,997,724
Accounts Receivable-Net	4,559		-		4,559
Inventories	$-		$85,602		$85,602

	March 31, 2014
	Data Business		Plastic2Oil		Total
Sales	$-	(1)	$18,718	(1)	$18,718
Net Loss	-		(676,301)		(676,301)
Total Assets	-	(2)(3)	9,918,127	(3)	9,918,127
Accounts Receivable - Net	-		20,426		20,426
Inventories	$-		$140,183		$140,183

(1)	All sales from the Data Business were recorded in the United States for the three months ended March 31, 2015. For the quarter ended March 31, 2015, P2O sales in the United States and Canada were $Nil and $Nil, respectively. For the three months ended March 31, 2014, P2O sales in the United States and Canada were $Nil and $18,718, respectively.

(2)	As of March 31, 2012, due to the conclusion that the Company could not substantiate when a significant amount of revenues would be earned from the Data Business, all property, plant and equipment assets related to the Data Business were determined to be impaired and was recorded to write the assets down to $Nil. All other amounts included in the measure of segment profit or loss related to the Data business are not material. Other than as noted above, the amounts shown for Operating Expenses and Other Income (Expense) items on the consolidated statements of operations related to the P2O segment.

(3)	P2O assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility. As of March 31, 2015, total long-lived assets of $4,113,367 and $322,477 were located in the United States and Canada, respectively. As at March 31, 2014, total long-lived assets of $5,924,530 and $510,069, were located in the United States and Canada, respectively. The mortgage payable of $221,452 (CDN$280,000) and the equipment capital lease maturing on May 10, 2015, both disclosed in Note 6, relate to assets held in Canada. The mortgage payable of $95,000 on March 31, 2015, disclosed in Note 6, relates to assets held in United States.

NOTE 13 - RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the three months ended March 31, 2015 and 2014, nil% and 100.0%, respectively, of total net revenues were generated from nil and one customer. As of March 31, 2015 and 2014, two and four customers, respectively, accounted for 100.0% of accounts receivable.

During the three months ended March 31, 2014, 19.1%, of total net purchases were made from one vendor.

NOTE 14 - DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Regional Recycling of Niagara

During the third quarter of 2013, the Company determined that due to the significant losses incurred by Regional Recycling of Niagara, and the continuous need to fund their operations through the Company’s Plastic2Oil operations, that it would shut down the operations of the facility. The decision to do this was based on the following factors:

●	The inventory processed over the prior months at Regional Recycling of Niagara was comingled with contaminated materials that made the significant majority of their inventory worthless without significant additional processing and labor;

●	The fixed assets utilized at the facility were old and beginning to become in need of significant repairs, which would have been a significant cost to maintain;

●	The pre-processing cost of plastic at Regional Recycling of Niagara was significant and was a hindrance to the Company becoming profitable on a cost per gallon of fuel basis; and

●	The Company leases the Recycling Facility in Thorold, Ontario, Canada with terms remaining of up to 17 years.

The results of operations from Regional Recycling of Niagara for the three months ended March 31, 2015 and 2014 have been classified as discontinued operations and are as follows:

Condensed Statements of Operations

	March 31,
	2015	2014
Revenue	$-	$-
Cost of sales		-
Gross profit	-	-
Operating income (expenses)	4,107	(11,165)
Other expense	-	-
Income (Loss)s before income taxes	4,107	(11,165)
Future income tax recovery	-	-
Income (Loss) from discontinued operations, net of tax	$4,107	$(11,165)

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

As of March 31, 2015, there were no remaining assets held for sale related to Pak-It.

The Company’s statements of operations from discontinued operations related to Pak-it for the three months ended March 31, 2015 and 2014 are as follows:

Condensed Statements of Operations of Pak-It

	2015	2014
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating income (expenses)	-	200,000
Impairment loss	-	-
Other income(expense)	-	-
Loss before income taxes	-	-
Future income tax recovery	-	-
Income from discontinued operations, net of tax	$-	$200,000

Closure of Javaco

During the second quarter of 2012, the Company determined that the operations of Javaco no longer coincided with the strategy of the Company and that it would close down Javaco’s operations. In July 2012, the Company shut down the Javaco operations, including the termination of the five employees of Javaco, the liquidation of the inventory and fixed assets and the termination of the lease for the building. There were no transactions related to results of operations from Javaco for the three months ended March 31, 2015, and 2014. As of March 31, 2015 and 2014, there were no remaining assets held for sale related to Javaco.

NOTE 15 - SUBSEQUENT EVENTS

On April 7, 2015 the Company issued 1,000,000 shares of restricted common stock to several consulting firms pursuant to a pre-existing consulting agreement.

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

Business Overview

For financial reporting purposes, we operate in two business segments, (i) our P2O® solution business, which manufactures and sells the fuel produced through our two operating P2O processors and (ii) data storage and recovery (the “Data Business”). Previously, we operated a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc. As of March 31, 2015, we had exited all of these businesses and their results in all periods presented are classified as discontinued operations (Note 14).

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

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report, we have three operational processors and two additional processors in the process of assembly. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. We have years of significant operating data and have solved numerous challenges that have blocked competitor success. Since inception we have produced 667,996 gallons of fuel.

2015 Update

As of January 2, 2015, we announced that we had contracted to sell up to six processors to EcoNavigation LLC upon the completion of a pilot study. Shortly afterward, EcoNavigation presented us with several promising opportunities and currently we and EcoNavigation are involved in multiple, complex negotiations for the potential sale and implementation of P2O processors with several end-users and organizations.

We and EcoNavigation began discussions with a firm in the southern U.S. regarding a development project that has the potential for the deployment of more than 30 processors over the proposed project development period. This project has required significant attention from the Company, EcoNavigation, and O’Brien & Gere project opportunity team. Assuming we consummate the deal, the anticipated testing requirements will be a three to five day run of the firm’s specific feedstock. If testing is successful, we are expecting an initial purchase order for 12 processors for phase one of the project. In light of this new opportunity presented by EcoNavigation and the expanded scope of our relationship, we have agreed to extend our agreement with EcoNavigation for an additional ninety days under our current terms.

In addition to the above, a third opportunity for a three processor site, located in the northern states, is being worked on by the above mentioned project opportunity team, and is very close to completion. EcoNavigation continues final negotiations and work on structuring and financing.

There can be no assurance that our current negotiations will result in definitive agreements or successful sales,

We intend to engage O’Brien & Gere (www.OBG.com), one of the leading EPC consulting firms, for these upcoming opportunities. O’Brien & Gere’s Advanced Manufacturing business should provide P2O the capability to scale-up our technology and integrate it into a fully operational manufacturing facility. In addition, its full-service engineering capabilities, project management and control system integration round out our capabilities to deliver efficient and cost-effective solutions to our customers.

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

Listing on the OTCQB

As at March 31, 2015, we had 121,246,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On May 14, 2015, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.07.

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

Results of Operations – Three months ended March 31, 2015 compared to Three months ended March 31, 2014

Revenue

Revenue is primarily derived from our P2O business through the sale of our fuels and processed waste paper fiber. As we only recently shifted our business strategy to selling fuel processors, we did not derive any revenue from processor sales in 2015 or 2014. Additionally, we supplement this revenue with revenue from our Data Business through reading and interpreting magnetic tape media. The following table shows a breakdown of our revenues from these sources.

Revenue	Three Months ended March 31, 2015	Three Months ended March 31, 2014
P2O Revenue
Fuels	$-	$18,718

Total P2O Revenue	-	18,718

Data Business	-	-
TOTAL REVENUE	$-	$18,718

We did not produce any fuel in the three months ended March 31, 2015. Consequently, we had nor fuel shipments or fuel revenue in the current period. The decrease in fuel revenue for the three months ended March 31, 2015, was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors. The damage requires substantial working capital for general repairs and replacement of damaged condensers. These processors were idle for all of 2014 and are currently idle. Management estimates the processors will remain idle until the third quarter of 2015, other than pilot runs to support processors sales.

Cost of Goods Sold & Total Gross Profit

There were no fuel shipments for the three months ended March 31, 2015. The following tables are a breakdown of the costs of goods sold and Total Gross Profit:

Cost of Goods Sold	Three Months ended March 31, 2015	Three Months ended March 31, 2014
P2O COGS
Fuels	$-	23,933

Total P2O COGS	-	$23,933

Data Business	-	-
TOTAL COGS	$-	$-

Total Gross Profit

Gross Profit	Three Months ended March 31, 2015	Three Months ended March 31, 2014
P2O
Fuels	$-	$(5,215)

Total P2O Gross Loss	-	(5,215)

Data Business Gross Profit	-	-
TOTAL GROSS LOSS	$-	$(5,215)

Operating Expenses

We incurred operating expenses of $716,300 during the three months ended March 31, 2015, compared to $1,835,415 for the three months ended March 31, 2014. This $1,119,116 decrease driven by a $519,157 decrease in professional fees, $314,585 decrease in compensation expenses and $320,084 decrease in operating expenses, and reflects the fact that operations were reduced to a minimum levels as we focus on making processor sale. 2014 compensation expense includes $87,500 non-cash accrued wages. A breakdown of the components of operating expenses for the three months ended March 31, 2015 and 2014, are as follows:

Operating Expenses	March 31, 2015	March 31, 2014
Selling, General and Administrative expenses-Professional Fees	$94,191	$613,348
Selling, General and Administrative expenses-Compensation	220,563	408,776
Selling, General and Administrative expenses-Other	184,296	535,681
Depreciation & Accretion	215,597	268,526
Research & Development	1,653	9,084
Total Operating Expenses	$716,300	$1,835,415

Non-Operating Expenses

Interest Expenses

For the three months ended March 31, 2015, we incurred net interest expense of $143,055 as compared to $101,802 for the year ended December 31, 2013, mainly from the interest payments on the mortgage on our facility in Canada, interest payments on our capital leases, and interest accrued on our long-term debt.

Income Tax Expenses

For the three months ended March 31, 2015 and 2014, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the three months ended March 31, 2015 and 2014, we incurred $Nil current income tax and future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $860,411 in the three months ended March 31, 2015 as compared to a net loss of $1,753,570 in the three months ended March 31, 2014. These losses consisted of losses from continuing operations of $864,518 and $1,942,410 for the three months ended March 31, 2015 and 2014, respectively, and gains from discontinued operations of $4,107 and $188,840 for the three months ended March 31, 2015 and 2014, respectively. The decrease in net loss for the three months ended March 31, 2015 was driven mainly by the idle plant and reductions in operating expenses we realized in the current year, as discussed previously.

Liquidity and Capital Resources

At March 31, 2015, we had a cash balance of $23,217. Our principal sources of liquidity in 2015 was the related party short term note. As discussed earlier in this MD&A, our processors are currently idle and, thus, we are not producing fuel or generating fuel sales. Furthermore, we have shifted our business strategy to processor sales, rather than fuel sales. Our current cash levels are not sufficient to enable us to make the required repairs to our processors or to execute our business strategy as described in this Report. As a result, we intend to seek additional capital through the sale of our equity and debt securities and other financing methods to enable us to make the repairs, to meet ongoing operating costs and reduce existing current liabilities. We have had very limited success obtaining financing from the capital market. A substantial amount of funding we have received has been provided by our chief executive officer in the form of short –term loans. We also intend to seek cash advances or deposits under any new processor sale agreements and/or related technology licenses. Management currently anticipates that the processors will remain idle until at least the third quarter of 2015 other than running pilot runs for sale of processors. Due to the many factors and uncertainties involved in capital markets transactions, there can be no assurance that we will raise sufficient capital to allow us to resume operations in 2015, or at all. In the interim, we anticipate that our level of operations will continue to be nominal, although we plan to continue to market our P2O processors with the intention of making additional P2O processor sales and technology licenses.

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

The following table provides a comparative summary of our cash flows for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015	Three Months Year Ended March 31, 2014
Cash Flow from Operating Activities
Net Loss from Continuing Operations	$(864,518)	$(1.942,410)
Net Loss from Discontinued Operations	4,107	188,840

Net Loss	(860,411)	(1,753,570)
Net Cash Used in Operating Activities	(565,525)	(508,861)
Cash Flows from Investing Activities
Net Cash Used in Investing Activities	-	(18,405)
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	409,090	409,980

Cash and Cash Equivalents at Beginning of Quarter	179,652	203,949
Cash and Cash Equivalents at End of Quarter	$23,217	$86,663

Cash Flow from Operations

Cash used in operations was $565,525 and $503,239 for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, cash was mainly used to continue funding the minimum operating costs.

Cash Flow from Investing Activities

Cash used in investing was $Nil and $24,027 for the three months ended March 31, 2015 and 2014, respectively

Cash Flow from Financing Activities

Cash flow from financing activities was $409,090, and $409,980, for the three months ended March 31, 2015 and 2014, respectively. For both three months ended March 31, 2015 and 2014, these amount was from the proceeds received from the issuance of shares common stock and short term note. .

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the three months ended March 31, 2015 and 2014, other than operating leases, as discussed in Note 7.

Transactions with Related Parties

At March 31, 2015, the company’s accounts payable included a $75,218 outstanding balance to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made by Heddle Marine on behalf of our company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our recycling center, currently reported in discontinued operations.

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

From June 2014 to March 2015, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of March 31, 2015, the current aggregate outstanding balance was $403,977.

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

The Company has disclosed its accounting policies in “NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The following accounting policies provide an update to those included under the same captions in the Company’s Annual Report on Form 10-K.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. Accounts receivable determined to be uncollectible are recognized using the allowance method. The allowance for uncollectible accounts as of March 31, 2015 and December 31, 2014 was $23,182.

Inventories

Inventories, which consist primarily of plastics, costs to process the plastic and processed fuel are stated at the lower of cost or market. We use an average costing method in determining cost. Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary. As of March 31, 2015 and 2014, reserves for obsolescence were $326,526.

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented (See Note 14).

Asset Retirement Obligations

The fair value of the estimated asset retirement obligations is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The asset retirement costs are depreciated over the asset’s estimated useful life and are included in depreciation and accretion expense on the consolidated statements of income. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligation in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As at March 31, 2015, the Company concluded that there was an asset retirement obligation associated with its assets and, accordingly, a provision for retirement obligation has been recorded of $31,449 and $31,215 for the three months ended March 31, 2015 and 2014, respectively. This liability is included in other long-term liabilities.

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

Foreign Currency

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

Stock Compensation

As of March 31, 2015 the company expects to recognize $1,887 of compensation expense through July 31, 2015 related to the vesting of stock options of restricted stock.

Subsequent Events

On April 7, 2015 the Company issued 1,000,000 shares of restricted common stock to several consulting firms pursuant to a pre-existing consulting agreement.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of March 31, 2015 and December 31, 2014 was $403,977 and $8,850, respectively.

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

During the three months ended March 31, 2015 and 2014, nil% and 100.0%, respectively, of total net revenues were generated from nil and one customer. As of March 31, 2015 and 2014, two and four customers, respectively, accounted for 100.0% of accounts receivable.

During the three months ended March 31, 2015 and 2014, 5.7% and 19.1%, of total net purchases were made from eleven and one vendors respectively. As of March 31, 2015 and 2014, four suppliers accounted for 30.0%, and 24.0ion%, of accounts payable, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has reported to the Board of Directors material weaknesses described under the heading Managements’s Report on Internal Control over Financial Reporting” in Section 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 5. Other Information

None.

PART II – OTHER INFORMATION

Management, including our principal executive officer and our principle financial officer, concluded that the Company’s internal controls over financial reporting were ineffective as of March 31, 2015 due to the material weakness discussed below.

Item 1. Legal Proceedings

For a discussion of legal proceedings affecting the Company, see the information in Footnote 7, “Commitments and Contingencies”, to the financial statements, included in Part I of this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

PART IV

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits required by this item are listed on the Exhibit Index attached hereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized.

PLASTIC2OIL, INC.

Date: May 15, 2015	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President, Chief Executive Officer	May 15, 2015
Richard Heddle	(Principal Executive Officer) and
Chairman of the Board of Directors

/s/ Philip J Bradley	Director	May 15, 2015
Philip J. Bradley

/s/ Rahoul S. Banerjea	Chief Financial Officer	May 15, 2015
Rahoul S. Banerjea	(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

NONE

