Form 10-Q/A
period 2015-03-31
Plastic2Oil, Inc.
filed 2015-05-18
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [  ] No [X]

As of May 15, 2015, there were 121,246,158 shares of Common Stock, $0.001 par value per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (the “Original 10-Q”) of PLASTIC2OIL, INC., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101, and certifications of the Company’s Chief Executive Officer and Chief Financial Officer under Exhibit 31 and 32 which were omitted from the Original 10-Q. This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

PLASTIC2OIL, INC.

Date: May 18, 2015	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer
(Principal Executive Officer)