Form 10-Q
period 2015-06-30
Plastic2Oil, Inc.
filed 2015-08-07
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2015

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

As of August 5, 2015, there were 121,246,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,904	$179,652
Cash held in attorney trust (Note 2 )	2,003	2,003
Restricted cash (Note 2 )	100,272	100,222
Accounts receivable, net of allowance of $23,059 and $23,182, respectively.	12,956	4,436
Inventories (Note 4)	85,602	86,053
Prepaid expenses and other current assets	88,367	20,229
TOTAL CURRENT ASSETS	338,104	392,595

PROPERTY, PLANT AND EQUIPMENT, NET	4,777,368	5,112,506

Deposits (Note 2)	1,484,438	1,483,987

TOTAL ASSETS	$6,599,910	$6,989,088

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,842,115	$1,883,465
Accrued expenses	2,108,247	1,928,361
Accrued lease obligation – current (Note 8 and 15)	48,917	68,449
Demand promissory note – related party (Note 6)	963,018,	8,850
Mortgages payable and capital leases – current portion (Note 7 and 12)	303,057	326,763
TOTAL CURRENT LIABILITIES	5,265,354	4,215,888

LONG-TERM LIABILITIES
Asset retirement obligations (Note 2)	31,683	31,215
Accrued lease obligation (Note 8 and 15)	239,803	314,938
Secured promissory notes – related party (Note 6)	4,119,626	3,753,956
Mortgages payable and capital leases (Note 7 and 12)	10,000	45,000
TOTAL LONG-TERM LIABILITIES	4,401,111	4,145,109

TOTAL LIABILITIES	9,666,465	8,360,997

STOCKHOLDERS’ EQUITY
Common stock, par $0.001; 250,000,000 and 150,000,000 authorized, respectively, 114,399,157 and 109,917,529 shares issued and outstanding, respectively.	114,399	109,918
Common stock to be issued, 6,847,001, and 8,087,001 as of June 30, 2015 and December 31, 2014	6,847	8,097
Additional paid in capital	66,657,832	66,371,906
Accumulated other comprehensive income	169,365	57,956
Accumulated deficit	(70,014,999)	(67,919,786)
TOTAL STOCKHOLDERS’ EQUITY	(3,066,556)	(1,371,909)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,599,910	$6,989,088

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales
P2O	$—	$6,355	$—	$25,073
Other	10,397	—	10,397	—
Total sales	10,397	6,355	10,397	25,073

Cost of sales
P2O	—	—	—	23,804
Other	4,055	—	4,055	129
Total cost of sales	4,055	—	4,055	23,933

Gross profit	6,343	6,355	6,343	1,140

Operating expenses
Selling general and administrative expenses
Selling general and administrative- Professional Fees	253,705	350,264	347,896	963,612
Selling general and administrative- Compensation	220,852	35,954	441,415	444,730
Selling general and administrative- Other	384,657	208,560	566,953	744,241
Depreciation of property, plant and equipment and accretion of long-term liability	216,877	262,399	432,474	530,925
Research and development expenses	—	7,261	1,653	16,345
Total operating expenses	1,074,091	864,438	1,792,628	2,698,853

Loss from operations	(1,067,748)	(858,083)	(1,784,048)	2,698,713)

Other expenses
Loss from disposal of assets	—	(14,772)	—	(14,772)
Interest (expense)	(150,238)	(99,858)	(293,293)	(201,660)
Other income (expense), net	4,705	(44)	(458)	(22)
Total other expenses	(145,533)	(114,674)	(293,751)	(216,454

Loss before income taxes	(1,213,281)	(972,757)	(2,077,799)	(2,915,167)

Current and future income tax expense	—	—	—	—

Net loss from continuing operations	(1,213,281)	(972,757)	(2,077,799)	(2,915,167)
Net income (loss) from discontinued operations (Note 15)	(21,521)	(45,331)	(17,414)	143,509)

Net loss	$(1,234,802)	$(1,018,088)	$(2,095,213)	$(2,771,658)

Deemed Dividends	—	861,291	—	1,713,117
Net loss attributable to common shareholders	(1,234,802)	(1,879,379)	(2,095,213)	(4,484,775)

Earnings (loss) per share
Basic and dilutive - from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Basic and dilutive - from discontinued operations	**	**	**	**

Total basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding
Basic and dilutive (Note 2)	121,226,927	99,418,810	117,132,113	95,516,881

** Less than $.01

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

NET LOSS	$(1,234,802)	$(1,018,088)	$(2,095,213)	$(2,771,658)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX
Foreign currency items	(3,915)	—	111,410	—
Other comprehensive income	—	—	—	—
COMPREHENSIVE LOSS	$(1,238,717)	$(1,018,088)	$(1,983,803)	$(2,771,658)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,077,799)	$(2,915,167)
Net income (loss) from discontinued operations	(17,414)	143,509
Items not affecting cash:
Depreciation of property plant and equipment and accretion of long-term liability	335,519	439,764
Amortization of debt discount	96,868	91,060
Other income	87	(505)
Accrued interest expense	270,238	188,593
Non-cash stock based compensation	264,913	502,720
Issuance of Shares in reduction of Accounts Payable	19,200	—
Write-off of Property plant and equipment	—	169,382
Working capital changes:
Cash held in attorney trust	—	663
Accounts receivable	(8,520)	80,814
Inventories	—	20,880
Prepaid expenses and other current assets	(68,138)	(17,591
Accounts payable	(28,561)	348,146
Accrued expenses and other current liabilities	181,274	297,374

NET CASH USED IN OPERATING ACTIVITIES	(1,032,333)	(650,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	—	(18,405)
Increase in restricted cash	(50)
Deposits for property, plant and equipment	—	(43,802)
Changes attributable to discontinued operations	(35,920)	—

NET CASH USED IN INVESTING ACTIVITIES	(35,970)	(62,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of mortgages and capital Leases	(36,854)	(11,685)
Proceeds from short-term loans – related party	949,409	—
Proceeds from sale of common stock and warrants, net	25,000	583,575

NET CASH PROVIDED BY FINANCING ACTIVITIES	937,555	571,890

NET DECREASE IN CASH AND CASH EQUIVALENTS	(130,748)	(140,675)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	179,652	203,949

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,904	$63,274

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$8,136	$5,602

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTI2OIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 AND 2014 (Unaudited)

NOTE 1 - ORGANIZATION AND GOING CONCERN

Plastic2Oil, Inc. (the “Company” or “P2O”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006. 310 had no significant activity from inception through 2009. In April 2009, John Bordynuik, founder and former chief of technology, purchased 63% of the issued and outstanding shares of 310. During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, transforming waste plastics to oil and other fuel products (“P2O”). During 2014, the Company changed its name to Plastic2Oil, Inc. P2O is a combination of proprietary technologies and processes developed by P2O which convert waste plastics into fuel. P2O currently, as of the date of this filing, operates two processors at its Niagara Falls, NY facility (the “Niagara Falls Facility”). Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. We plan to grow mainly from sale of processors, secondarily from the sale of fuel products.

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), a distributor of electronic components, including home theater and audio video products. In July 2012, the Company closed Javaco and sold substantially all of the inventory and fixed assets of Javaco. The operations of Javaco have been classified as discontinued operations for the periods presented (Note 15).

On September 30, 2009, the Company acquired Pak-It, LLC (“Pak-It”), and the operator of a bulk chemical processing, mixing, and packaging facility. It also has developed and patented a delivery system that packages condensed cleaners in small water-soluble packages. In February 2012, the Company sold substantially all of the assets of Pak-It and as a result, the operations of Pak-It have been classified as discontinued operations for the periods presented (Note 15).

Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations of $1,213,281, and $972,757, for the three months ended June 30, 2015, and 2014, respectively, and has an accumulated deficit of $70,014,999 at June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings and related party loans.

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

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements and achieve commercial production goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1 Inc., Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2Oil Re One Inc., JBI Re #1 Inc., Plastic2Oil Marine Inc., Javaco, and Pak-it. All intercompany transactions and balances have been eliminated on consolidation. Amounts in the unaudited condensed consolidated financial statements are expressed in US dollars. Recycling Center, Pak-It and Javaco have also been consolidated; however, as mentioned their operations are classified as discontinued operations (Note 15).

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

Restricted Cash

As of June 30, 2015 and December 31, 2014, the Company had $100,272 and $100,222 respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

Cash Held in Attorney Trust

The amount held in trust represents retainer payments the Company has made to law firms which are being held on our behalf for the payment of future services.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts for June 30, 2015 and December 31, 2014 was $23,059 and $23,182 respectively.

Inventories

Inventories, which consist primarily of plastics, costs to process the plastic and processed fuel are stated at the lower of cost or market. We use an average costing method in determining cost. Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets, and capital leased assets are given useful lives coinciding with the asset classification in which they are classified. These lives are as follows:

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

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the unaudited condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the unaudited condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As at June 30, 2015 and December 31, 2014, the carrying value of the asset retirement obligations were $31,683 and $31,215, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure. This liability is shown as Asset Retirement Obligations on the accompanying unaudited condensed consolidated balance sheet.

Environmental Contingencies

The Company records environmental liabilities at their undiscounted amounts on our balance sheets as other current or long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. These costs may be discounted to reflect the time value of money, if the timing of the cash payments is fixed or reliably determinable and extends beyond a current period. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

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

Deposits

Deposits represent payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. As at June 30, 2015 and December 31, 2014, the carrying value of the Deposits was $1,484,438 and $1,483,987, respectively.

Leases

The Company has entered into various leases for buildings and equipment. At the inception of a lease, the Company evaluates whether it is operating or capital in nature. Operating leases are recorded as expense in the appropriate periods of the lease. Capital leases are classified as property, plant and equipment and the related depreciation is recorded on the assets. Also, the debt related to the capital lease is included in the Company’s short- and long-term debt obligations, in accordance with the lease agreement (Note 7).

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

P2O processor sales are recognized when the customer takes possession of the processors, since title to the goods and the risk of loss transfers from P2O to customer upon delivery. P2O fuel sales are recognized when the customers take possession of the fuel, since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession they have arranged for transportation to pick it up and the sales price has either been set in their purchase contract or negotiated prior to the time of pick up, through the issuance of a purchase order. The Company negotiates the pricing of the fuel based on the quality of the product and the type of fuel being sold (i.e. Naphtha, Fuel Oil No. 6 or Fuel Oil No. 2).

Shipping and Handling Costs

The Company’s shipping and handling costs of $Nil and $12,326 for the six months ended June 30, 2015 and 2014, respectively, are included in cost of goods sold for the periods presented. Shipping and handling costs related to the purchase of inventory items are capitalized to inventory and expensed to cost of sales when the related inventory is sold for the periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $1,868 and $490 for the six months ended June 30, 2015 and 2014, respectively. These expenses are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the six months ended June 30, 2015 and 2014, the Company expensed $1,653 and $16,345, respectively, towards research and development costs. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The unaudited condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet dates. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Resulting differences are reflected in accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheets. Foreign exchange gain of $4,712 and loss of $3,445 for monetary items are included as general and administrative expenses in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at June 30, 2015 and December 31, 2014. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country. The years ended December 31, 2009 through December 31, 2014 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the three and six months ended June 30, 2015, potential dilutive common stock equivalents consisted of 14,350,000 shares underlying common stock warrants and 2,818,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because anti-dilutive.

For the three and six months ended June 30, 2014, potential dilutive common stock equivalents consisted of 12,000,000 shares underlying common stock warrants, and 5,345,334 shares underlying stock options, which were not included in the calculation of the diluted loss per share because anti-dilutive.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	June 30, 2015	December 31, 2014

Raw materials	$410,089	$410,540
Finished goods	2,039	2,039
Obsolescence reserve	(326,526)	(326,526)

Total inventories	$85,602	$86,053

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

June 30, 2015	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(16,153)	$201,901
Machinery and office equipment	4,246,882	(2,032,193)	2,214,689
Furniture and fixtures	16,368	(16,368)	-
Land	273,118		273,118
Asset retirement obligation	27,745	(4,994)	22,751
Office and industrial buildings	1,433,523	(205,763)	1,227,760
Equipment under capital lease	108,317	(55,778)	52,539
Construction in process	958,291	-	958,291
Total	$7,282,298	$(2,504,930)	$4,777,368

December 31, 2014	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(12,519)	$205,535
Machinery and office equipment	4,246,882	(1,913,102)	2,333,780
Furniture and fixtures	16,368	(14,782)	1,586
Land	273,118	-	273,118
Asset retirement obligation	27,745	(4,439)	23,306
Office and industrial buildings	1,433,523	(176,909)	1,256,614
Equipment under capital lease	108,317	(48,041)	60,276
Construction in process	958,291	-	958,291
Total	$7,282,298	$(2,169,792)	$5,112,506

For the six months ended June 30, 2015 and 2014, the Company recognized $335,051, and $530,925, respectively, of depreciation expense.

At June 30, 2015 and December 31, 2014, machinery and equipment with a cost of $108,317, and accumulated amortization of $55,778 and $40,304, respectively, were under capital lease. During the six months ended June 30, 2015 and 2014, the Company recognized $7,737 of depreciation expense related to these assets under capital lease. During the three months ended June 30, 2015 and 2014, the Company recognized $3,869 of depreciation expense related to these assets under capital lease.

NOTE 6 - RELATED PARTY NOTES PAYABLE

	June 30, 2015	December 31, 2014
Unsecured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum; (2014 $8,850; 2015 $949,409)	963,018	8,850

Secured Promissory Notes (provided by a related party) bearing interest of 12% per annum compounded annually and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,032,746	959,736

Secured Promissory Notes (provided by a related party) bearing interest of 12% per annum compounded annually and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	3,086,880	2,794,220
	5,082,644	3,762,806

Less: current portion	963,018	8,850
	$4,119,626	$3,753,956

Continuity of Secured Promissory Notes – Related Party	Period ended June 30, 2015	Year ended December 31, 2014
Face value of November 19, 2014 secured note payable	$1,000,000	$1,000,000
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Total face value of promissory notes payable	4,000,000	4,000,000
Discount on November 19, 2014 secured notes payable	(58,082)	(58,082)
Discount on August 29, 2013 secured note payable	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable	(600,400)	(600,400)
Accretion of discount on secured notes payable	334,139	234,413
Interest on secured notes payable	754,169	488,225
Carrying value of Secured Promissory Notes	$4,119,626	$3,753,956

The following annual payments of principal are required over the next five years in respect of these related party notes payable, mortgages and capital leases:

Twelve months Ending June 30,	Annual Payments

2016	$963,018
2017	—
2018	3,086,880
2019	1,032,746
2020	—
Total repayments	$5,082,644

NOTE 7 - MORTGAGES PAYABLE AND CAPITAL LEASES

	June 30, 2015	December 31, 2014
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matures on December 15, 2015. Principal and interest are due, in their entirety, at maturity. The maturity was extended from June 15, 2015 to December 2015 by Mortgage holder.	$221,134	$240,819

Equipment capital lease bears interest at 5.0% per annum, secured by the equipment and matures in April 2015, repayable in monthly installments of approximately $360.	0	1,424

Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matures in November 2015, repayable in monthly installments of approximately $516.	2,543	5,514

Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matures on November 10, 2015, Principal and interest are due, in their entirety, at maturity	19,380	19,006

Mortgage in the amount of $110,000, bears no interest, secured by the land and building, and matures in November 2016.	70,000	105,000

	313,057	371,763

Less: current portion	303,057	326,763
	$10,000	$45,000

The following annual payments of principal are required over the next two years in respect of these mortgages and capital leases:

Twelve months Ending June 30,	Annual Payments

2016	$303,057
2017	10,000
Total repayments	$313,057

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract during 2010 with a company owned by the Company’s CEO. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of June 30, 2015, there are no currently installed marine vessel processors pursuant to the contract.

As of June 30, 2015, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of our operations. In addition to the payments made to these vendors, which are classified as deposits and included in assets on our unaudited condensed consolidated balance sheets, the Company will be required to pay approximately $495,000 upon the delivery of these assets which is expected to occur with the delivery of processor #4 and processor #5.

The Company leases premises in Thorold, Ontario, Canada which was previously used in the operation of Plastic2Oil (Canada), Inc. and doing business as Regional Recycling of Niagara (“RRON”). As at September 30, 2013, the remaining lease term was almost 17 years. During the third quarter of 2013, the Company determined that it would shut down the operations of RRON (Note 15). The employees of RRON were given notice of the shut down in the first week of September, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September 2013, the Company was assessing its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and officially decided to cease use of the premises as of September 30, 2013. Accordingly, the Company has applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. In measuring the liability, the Company calculated all remaining contracted lease payments, being $1,381,299 ($1,749,000 CAD), and performed a present value calculation using a discount rate of 20%. The total accrued lease liability expense was reduced by $68,818 of the deferred rent liability which was being amortized over the period of the lease. The present value calculation resulted in an accrued lease liability of $288,720, of which $48,917 is due within the next 12 months and has been presented as a current liability. The total expense included in loss from discontinued operations in the unaudited condensed consolidated statements of operations was $17,414 for the six months ended June 30, 2015 (Note 15).

All future payments required under the operating lease agreement is summarized below:

Year ending December 31, 2015	$40,278
2016	80,556
2017	80,556
2018	82,295
2019	82,295
Thereafter	1,009,320
Total	$1,381,299

Contingencies

As previously reported on July 28, 2011, certain of the Company’s stockholders filed a class action lawsuit (the “Class Action”) against the Company and Messrs. Bordynuik and Baldwin, former officers of the Company on behalf of purchasers of its securities. In an amended complaint filed on July 10, 2012, these stockholders sought to represent such purchasers during the period from August 28, 2009 through January 4, 2012. The original and amended complaints in that case, filed in federal court in Nevada, allege that the defendants made false or misleading statements, or both, and failed to disclose material adverse facts about the Company’s business, operations and prospects in press releases and filings made with the SEC. Specifically, the lawsuit alleges that the defendants made false or misleading statements or failed to disclose material information, or a combination thereof regarding: (1) that certain media credits were substantially overvalued; (2) that the Company improperly accounted for acquisitions; (3) that, as such, the Company’s financial results were not prepared in accordance with generally accepted accounting principles; and (4) that the Company lacked adequate internal and financial control . During the quarter ended June 30, 2012, a lead plaintiff was appointed in the case and an amended complaint was filed. The defendants’ answer to the amended complaint was filed during the fourth quarter of 2012. On August 8, 2013, the Company entered a stipulation agreement (the “Stipulation Agreement”) in potential settlement of the Class Action. Under the Stipulation Agreement, the Company would agree to issue shares of its common stock that will comprise a settlement fund. The number of shares to be issued will be dependent on the price per share of the Company’s common stock during a period preceding the date of the Court’s entry of final judgment in the case (the “Judgment Date”). If the price of the Company’s common stock is less than $0.50 per share based upon the average closing price for the 90 trading days preceding the Judgment Date, the Company would issue 3 million shares of its common stock. If the price of the Company’s common stock is between $0.50 and $0.70 per share, based upon the same 90-day average closing price, the Company would issue 2.5 million shares of its common stock. If the price of the Company’s common stock is more than $0.70 per share based upon the same 90-day average closing price the Company will issue 1.75 million shares of its common stock. The shares will not be distributed to class members in kind. At any time after final approval by the Court, class counsel would have the option to sell all or any portion of such shares for the benefit of class members, subject to certain volume limitations. Plaintiff’s counsel’s attorneys’ fees, subject to Court approval, would be paid out of the settlement fund. The Company would also pay settlement-related costs up to a maximum of $200,000. The plaintiffs and each of the class members who purchased the Company’s common stock during the proposed class period and alleged they were damaged would be deemed to have fully released all claims against the Company and other defendants upon entry of judgment. On September 10, 2013, that agreement was submitted to the Court, and class counsel moved for entry of an order granting preliminary approval of the settlement, including the mailing of a settlement notice that will include, among other things, the general terms of the settlement, proposed plan of allocation, and terms of plaintiff’s counsel’s fee application. On December 18, 2014, the Court granted that motion, and issued its Order granting preliminary approval of the settlement. On April 27, 2015, the Court held a hearing to determine if final approval of the settlement should be granted, and on April 28, 2015, the Court issued its Order granting final approval of the settlement and entering a Final Judgment in accordance therewith. Pursuant to the Final Judgement, the Company will be issuing 3 million shares of its stock to the Class through a Settlement Fund, and will be reimbursing the Class for its costs of settlement to a maximum of $200,000.

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

On August 14, 2013, John Bordynuik, Inc., a Company not affiliated with Mr. John Bordynuik, former Chief of Technology, brought suit against the Company in the United States District Court for the District of Nevada, alleging damages for breach of contract, conversion, fraud and fraud in the inducement in connection with an alleged 2009 Asset Purchase Agreement. In September 2013 and October 2013, the Company brought motions to dismiss the complaint and for summary judgment. On January 13, 2015, the Court issued its Order denying those motions, and on January 30, 2015, the Company filed its Answer to the Complaint, denying the material allegations of the Complaint and raising a number of affirmative defenses. The Company cannot predict the outcome of this matter at this time.

As of June 30, 2015, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the unaudited condensed consolidated financial statements of the Company.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common Stock and Additional Paid in Capital

2015

On February 18, 2015, the Company issued 250,000 shares of restricted common stock in satisfaction of $30,003, of unpaid fees owed to two vendors.

On March 6, 2015 the Company entered into a Subscription Agreement with one investor in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchaser 250,000 shares of its common stock and Warrants to purchase up to an additional 250,000 shares of its common stock. The purchase price per share was $0.10 and the gross proceeds to the Company were $25,000. The Warrants have a three year term, and an exercise price of $0.15 per share of common stock. These shares were issued on January 21, 2015.

On April 7, 2015, the Company issued 1, 000,000 shares of restricted common stock pursuant to the February 19, 2014 consulting agreement to the respective Consulting firms. In conjunction with this transaction, the Company retired 250,000 shares of restricted common stock issued in 2014 pursuant to the February 19, 2014 consulting agreement .

On April 17, 2015, The Company issued 250,000 of restricted common stock pursuant to a March 6, 2015, Subscription Agreement with one investor in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchaser 250,000 shares of its common stock and Warrants to purchase up to an additional 250,000 shares of its common stock. The purchase price per share was $0.10 and the gross proceeds to the Company were $25,000. The Warrants have a three year term, and an exercise price of $0.15 per share of common stock.

Warrants

		Weighted	Weighted
	Warrants	Average	Average
Details	Number	Exercise Price	Remaining Term
OUTSTANDING, DECEMBER 31, 2014	14,100,000	$0.61	2.75
Issued	250,000	0.15	2.68
Expired	—	—	—
Exercised	—	—	—
OUTSTANDING, June 30, 2015	14,350,000	$0.19	2.32

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

Valuation of Awards

Stock Options

There were no options granted during the three months and six months ended June 30, 2015.

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Options Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2014	5,303,334	$1.30	$—
Cancelled	(2,485,334)	1.18	—
Balance as of June 30, 2015	2,818,000	$1.34	$—

Equity awards available for grant, net of restricted stock (811,576) at June 30, 2015	6,370,424

Restricted Stock

The fair value of the restricted stock granted as compensation is expensed ratably over the vesting period. During the six months ended June 30, 2015, 20,000 options and 634,626 shares of restricted stock vested  and no stock options were exercised. The expenses related to the 634,626 restricted shares were accrued at December 31, 2014.

For the six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense (included in selling, general and administrative expense) of $331 and $12,100, respectively, related to stock options.

As of June 30, 2015, 2,762,000 options are vested (2,440,000 at $1.50 per share, 272,000 at $0.38 per share, and 50,000 at $.005 per share).

NOTE 11 - RETIREMENT PLAN

The Company adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. employees which complies with section 401(k) of the Internal Revenue Code. The Company does not currently match any of the employee contributions.

NOTE 12 - RELATED PARTY TRANSACTIONS AND BALANCES

From June 2014 to August 2015, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of June 30, 2015, the current aggregate outstanding balance including accrued interest at 4% per annum was $963,551. ($8,008 in 2014 and $955,543 in 2015) (See Note 7).

At June 30, 2015, the company’s accounts payable included a $75,218 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At June 30, 2015, there were no currently installed marine vessel processors pursuant to the contract.

NOTE 13 - SEGMENT REPORTING

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

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Six Months Ended June 30, 2015

	Data Recovery & Migration	P2O	Total
Sales	$10,397	$—	$10,397
Cost of Sales	$4,055	$—	$4,055
Total Operating Expenses	$—	$724,293	$724,293
(Loss) from Operations	$(6,342)	$(724,293)	$(730,635)
Other Income (Expense)	$—	$—	$—
Net (Loss) from Continuing Operations	$(6,342)	$(724,293)	$(730,635)
Total Assets	$—	$7,940,916	$7,940,916
Accounts Receivable	$12,956	$—	$12,956
Inventories	$—	$85,602	$85,602

Six Months Ended June 30, 2014

	Data Recovery & Migration	P2O	Total
Sales	$—	$25,073	$25,073
Cost of Sales	$—	$23,804	$23,804
Total Operating Expenses	$—	$1,128,101	$1,128,101
(Loss) from Operations	$—	$(1,126,833)	$(1,126,833
Other Income (Expense)	$—	$25,196	$25,196
Net (Loss) from Continuing Operations	$—	$(1,152,029)	$(1,152,029
Total Assets	$—	$9,569,838	$9,569,838
Inventories	$—	$126,240	$126,240

Three Months Ended June 30, 2015
	Data Recovery & Migration	P2O	Total
Sales	$10,397	$—	$—
Cost of Sales	$4,055	$—	$—
Total Operating Expenses	$—	$338,620	$338,620
Gross Profit	$(6,342)	$(338,620)	$(338,620)

Three Months Ended June 30, 2014
	Data Recovery & Migration	P2O	Total
Sales	$—	$6,355	$6,355
Cost of Sales	$—	$(129)	$(129)
Total Operating Expenses	$—	$451,800	$451,800
Gross Profit	$—	$(470,412)	$(470,412)

(1)	All sales from the Data Business were recorded in the United States for the six months ended June 30, 2015. For the six months ended June 30, 2015 and 2014 P2O sales in the United States and Canada were $10,397 and $Nil, respectively. For the three months ended June 30, 2015 and 2014, P2O sales in the United States and Canada were $10,397 and $Nil, respectively.

(2)	As of March 31, 2012, due to the management determination that the Company could not substantiate when a significant amount of revenues would be earned from the Data Business, all property, plant and equipment assets related to the Data Business were determined to be impaired and written down to $Nil. All other amounts included in the measure of segment profit or loss related to the Data business are not material. Other than as noted above, the amounts shown for Operating Expenses and Other Income (Expense) items on the consolidated statements of operations related to the P2O segment.

(3)	P2O assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility. As at June 30, 2015, total long-lived assets of $3,965,503 and $306,922 were located in the United States and Canada, respectively. As of June 30, 2014, total long-lived assets of $5,704,034 and $367,648, were located in the United States and Canada, respectively. The mortgage payable of $221,134 (CDN$280,000) and the equipment capital lease maturing on May 10, 2015, both disclosed in Note 6, relate to assets held in Canada. The mortgage payable of $95,000 as of June 30, 2015 disclosed in Note 6, relates to assets held in United States.

NOTE 14 - RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the six months ended June 30, 2015 and 2014, 100.0% of total net revenues were generated from a single, but different customer, in each respective period. As of June 30, 2015 and 2014 a single, but different customer accounted for 100.0% of accounts receivable.

During the six months ended June 30, 2015 and 2014 the plant was idle and five suppliers accounted for 21.0% and 21.3% of accounts payable, respectively.

NOTE 15 - DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

	June 30, 2015	June 30, 2014
Pak-It - Recovery of Note Receivable	$—	$200,000
Regional Recycling of Niagara – Net Loss	(17,414)	(56,491)
Total (Loss) Income from discontinued operations	$(17,414)	$143,509

Regional Recycling of Niagara

During the third quarter of 2013, the Company determined that due to the significant losses incurred by Regional Recycling of Niagara, and the continuous need to fund its operations through the Company’s Plastic2Oil operations, it would shut down the operations of the facility. The decision to do this was based on the following factors:

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

The results of operations from Regional Recycling of Niagara for the six months ended June 30, 2015 and 2014 have been classified as discontinued operations and are as follows:

Condensed Statements of Operations

	Six Months Ended June 30,
	2015	2014
Revenue	$4,407	$—
Operating Expenses	21,821	22,761
Loss on disposal of Assets	—	33,730
Loss from discontinued operations, net of tax	$(17,414)	$(56,491)

Sale of Pak-It

On February 14, 2013, the Company completed the sale of substantially all of the assets of Pak-It, LLC and Dickler Chemical Company, Inc. (collectively “Pak-It”).

The Company sold Pak-It for $900,000, in exchange for $400,000 cash at the closing of the sale and entry into a note receivable for $500,000 due on July 1, 2013. In the third quarter of 2013, the Company’s assessed the collectability of the note receivable from the buyer of Pak-It. It was determined that due to the lack of a payment within forty days of the due date, that the collectability was not assured and the Company reserved for the full amount of the note receivable. The company settled for $200,000 on February 10, 2014.

The Company’s statements of operations from discontinued operations related to Pak-it for the six months ended June 30, 2015 and 2014 are as follows:

Condensed Statements of Operations of Pak-It

	2015	2014
Operating income (expenses)	—	200,000
Income from discontinued operations, net of tax	$—	$200,000

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

From June 30, 2015 to August 6, 2015, Mr. Heddle, the Company’s Chief Executive Officer, made two additional personal loans in the amount of $153,000 to the Company to provide working capital.

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

Business Overview

For financial reporting purposes, we operate in two business segments, (i) our P2O® solution business, which manufactures and sells the fuel produced through our two operating P2O processors and (ii) data storage and recovery (the “Data Business”). Previously, we operated a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc. As of June 30, 2015, we had exited all of these businesses and their results in all periods presented are classified as discontinued operations (Note 15).

Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. We plan to grow mainly from sale of processors, and secondarily from the sale of fuel products.

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

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report, we have three operational processors and two additional processors in the process of assembly. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. We have years of significant operating data and have solved numerous challenges that have blocked competitor success. Since inception we have produced a total of 667,996 gallons of fuel.

2015 update

On July 31, 2015, the Company entered into an amendment (the “Amendment”) of the four related agreements with EcoNavigation, LLC (“EcoNavigation”). The sole purpose of the Amendment was to extend the term of the pilot program from 120 days to 300 days through October 29, 2015. This project has required significant attention from the P2O, EcoNavigation, and O’Brien & Gere project opportunity team and the extension was necessary to allow the team to complete its work.

On January 2, 2015, P2O announced that P2O had contracted to sell up to six processors to EcoNavigation LLC upon the completion of a pilot study. Shortly afterward, EcoNavigation presented P2O with several promising opportunities and currently P2O and EcoNavigation are involved in multiple, complex negotiations for the potential sale and implementation of P2O processors.

We and EcoNavigation began discussions with a firm in the southern U.S. regarding a development project that has the potential for the deployment of more than 30 processors over the proposed project development period. This project has required significant attention from the Company, EcoNavigation, and O’Brien & Gere project opportunity team. Assuming we consummate the deal, the anticipated testing requirements will be a three to five day run of the firm’s specific feedstock. If testing is successful, we are expecting an initial purchase order for 12 processors for phase one of the project. In light of this new opportunity presented by EcoNavigation and the expanded scope of our relationship, on May 1, 2015 we agreed to extend the pilot program agreement with EcoNavigation from 120 days to 210 days under our current terms. As indicated above, the parties further extended the pilot program to 300 days through October 29, 2015.

In addition to the above, a third opportunity for a three processor site, located in one of the northern US states, is being worked on by the above mentioned project opportunity team. EcoNavigation continues final negotiations and work on structuring and financing.

There can be no assurance that our current negotiations will result in definitive agreements or successful sales.

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

Data Recovery & Migration Business

The Data Recovery & Migration Business is not as capital intensive as our P2O business, but is time consuming with regard to the allocation of the time of John Bordynuik, our founder and currently a Consultant. His time is needed to interpret and read tape data and make necessary adjustments to the programming of the tape-reading equipment in order to accurately read the data. Revenues for this segment will vary based on our ability to read the tape data timely and the availability of Mr. Bordynuik to dedicate portions of his time to reading and interpreting the data from our customers’ media in the event that certain updates or changes to the programming are needed. During 2014 and 2015,  we were able to complete certain orders for tape reading and recognize revenue related to this service. Due to the aforementioned time constraints of the Data Business, we are unable to routinely complete orders for tape reading services and recognize revenue for the work and revenue from this business will be limited and not predictable.

Listing on the OTCQB

As of June 30, 2015, we had 121,246,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On August 5, 2015, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.08.

Sources of Revenues and Expenses

Revenues

We currently plan to derive revenues from two defined business segments: (1) P2O, through the manufacture of processor  and from the sale of Fuel Oil No. 2, Naphtha and Fuel Oil No. 6; and (2) Data Business, through the reading and interpretation of magnetic tape data. The Company has not derived any revenues from its Plastic2Oil business during the three and six months ended June 30, 2015. The Company did not derive any revenues from the operations of Recycling Center, Javaco and Pak-It during the year; because those operations were discontinued in prior years.

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

Results of Operations – Six months ended June 30, 2015 compared to Six months ended June 30, 2014

Revenue

Revenue was derived from our P2O business through the sale of our fuels and processed waste paper fiber in 2014. As we only recently shifted our business strategy to selling fuel processors, we did not derive any revenue from processor sales in 2015 or 2014.  Additionally, we supplement our operations with revenue from our Data Business through reading and interpreting magnetic tape media. The following table shows a breakdown of our revenues from these sources.

Revenue	Six Months ended June 30, 2015	Six Months ended June 30, 2014	% Change

P2O Revenue
Fuels	$—	$25,073	(100.0%)
Total P2O Revenue	—	25,073	(100.0%)

Data Business	10,397	—	100.0%)
TOTAL REVENUE	$10,397	$25,073	(58.5%)

There was no production in the six months ended June 30, 2015. Consequently, there was neither fuel shipment nor fuel revenue. The decrease in fuel revenue for the six months ended June 30, 2015 as compared to June 30, 2014, was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors. The damage requires substantial working capital for general repairs and replacement of damaged condensers. These processors were idle for all of 2014 and are currently idle. Management estimates the processors will remain idle until the fourth quarter of 2015, other than pilot runs to support processor sales.

Revenue	Three Months ended June 30, 2015	Three Months ended June 30, 2014	% Change

P2O Revenue
Fuels	$—	$6,355	(100.0%)
Total P2O Revenue	—	6,355	(100.0%)

Data Business	10,397	—	100.0%
TOTAL REVENUE	$10,397	$6,355	38.9%

There was no production in the three months ended June 30, 2015. Consequently, there was neither fuel shipment nor fuel revenue. The decrease in fuel revenue for the three months ended June 30, 2015 as compared to June 30, 2014 was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors as noted above.

Revenues from the Data Business were driven by the completion of open and outstanding purchase orders.

Cost of Goods Sold & Total Gross Profit

There were no fuel shipments for the six months ended June 30, 2015. The following tables are a breakdown of the costs of goods sold and Total Gross Profit:

Cost of Goods Sold	Six Months ended June 30, 2015	Six Months ended June 30, 2014	% Change
P2O COGS
Fuels	$—	23,804	100.0%
Total P2O COGS	—	$23,804	100.0%

Data Business	4,055	—	(100.0%)
TOTAL COGS	$4,055	$23,804	82.9%

Cost of Goods Sold	Three Months ended June 30, 2015	Three Months ended June 30, 2014	% Change
Data Business	4,055	—	(100.0%)
TOTAL COGS	$4,055	$—	(100.0%)

There were no fuel shipments for the three months ended June 30, 2015 and June 30, 2014 as noted above. The cost of goods sold related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data.

Operating Expenses

We incurred operating expenses of $1,790,391 during the six months ended June 30, 2015, compared to $2,699,853 for the six months ended June 30, 2014. This $909,462 decrease was driven by a $615,716 decrease in professional fees from elimination of outside consultants  in 2015, $3,315 decrease in compensation expenses and $175,051 decrease in other operating expenses from tighter spending controls. The June 2015 operating expenses include approximately $320,000 of expenses related to the class action suit settlement (Note 8). A breakdown of the components of operating expenses for the six months ended June 30, 2015 and 2014, are as follows:

Operating Expenses	Six Months ended June 30, 2015 ($)	Six Months ended June 30, 2014 ($)
Selling, General and Administrative expenses- Professional Fees	$347,896	$963,612
Selling, General and Administrative expenses- Compensation	441,415	444,730
Selling, General and Administrative expenses- Other	566,953	744,241
Depreciation & Accretion	432,474	530,925
Research & Development	1,653	16,345
Total Operating Expenses	$1,792,628	$2,698,853

We incurred operating expenses of $1,076,328 during the three months ended June 30, 2015, compared to $864,438 for the three months ended June 30, 2014. This $211,890 decrease driven by approximately $320,000 increased expenses related to the class action suit settlement (Note 8) in 2015; from cancellation of unvested non-cash stock option $249,000 expenses in 2014; and 45,500 decrease in other operating expenses. A breakdown of the components of operating expenses for the six months ended June 30, 2015 and 2014, are as follows:

Operating Expenses	Three Months ended June 30, 2015 ($)	Three Months ended June 30, 2014 ($)
Selling, General and Administrative expenses-Professional Fees	$253,705	$350,264
Selling, General and Administrative expenses-Compensation	220,852	35,954
Selling, General and Administrative expenses-Other	384,657	208,560
Depreciation & Accretion	216,877	262,399
Research & Development	—	7,261
Total Operating Expenses	$1,074,091	$864,438

Non-Operating Expenses

Interest Expenses

For the six months ended June 30, 2015, we incurred net interest expense of $293,293 as compared to $201,660 for the six months ended June 30, 2014, mainly from the interest payments on the mortgage on our facility in Canada, interest payments on our capital leases, and interest accrued on our related party promissory notes.

Income Tax Expenses

For the six months ended June 30, 2015, and 2014, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the six months ended June, 2015 and 2014, we recorded no income tax expense or future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $2,097,450 in the six months ended June 30, 2015 as compared to a net loss of $2,771,658 in the six months ended June 30, 2014. These losses consisted of losses from continuing operations of $2,080,036 and $2,915,167 for the six months ended June 30, 2015 and 2014, respectively, and loss from discontinued operations of $17,414 for the six months ended June 30, 2015 and gain of $143,509 for the six months ended June 30, 2014. The decrease in net loss for the six months ended June 30, 2015 was driven mainly by the idle plant and reductions in operating expenses we realized in the current year, as discussed previously.

Liquidity and Capital Resources

At June 30, 2015, we had a cash balance of $48,904. Our principal source of liquidity in 2015 was borrowing under a related party short-term note. As discussed earlier in this MD&A, our processors are currently idle and, thus, we are not producing fuel or generating fuel sales. Furthermore, we have shifted our business strategy to focus on processor sales, rather than fuel sales. Our current cash levels are not sufficient to enable us to make the required repairs to our processors or to execute our business strategy as described in this Report. As a result, we intend to seek significant additional capital through the sale of our equity and debt securities and other financing methods to enable us to make the repairs, to meet ongoing operating costs and reduce existing current liabilities. We also intend to seek cash advances or deposits under any new processor sale agreements and/or related technology licenses. Management currently anticipates that the processors will remain idle until at least the fourth quarter of 2015, other than running pilot runs for sale of processors. Due to the many factors and uncertainties involved in capital markets transactions, there can be no assurance that we will raise sufficient capital to allow us to resume operations in 2015, or at all. In the interim, we anticipate that our level of operations will continue to be nominal, although we plan to continue to market our P2O processors with the intention of making P2O processor sales and technology licenses.

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

The following table provides a comparative summary of our cash flows for the six months ended June 30, 2015 and 2014.

	2015	2014
Net Loss from Continuing Operations	$(2,077,799)	$(2,915,167)
Net Loss from Discontinued Operations	(17,414)	143,509)
Net Loss	(2,095,213)	(2,771,658)
Net Cash Used in Operating Activities	(1,032,333)	(650,358)
Cash Flows from Investing Activities
Net Cash Used in Investing Activities	(35,970)	(62,207)
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	937,555	571,890

Cash and Cash Equivalents at Beginning of Year	179,652	203,949
Cash and Cash Equivalents at End of Year	$48,904	$63,274

Cash Flow from Operations

Cash used in operations was $1,032,333 and $650,358 for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, cash was mainly used to pay down balance sheet obligations, and to continue funding operating costs, including professional fees.

Cash Flow from Investing Activities

Cash used in investing activities was $35,970 and $62,207 for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 105 and 2014, cash was mainly used to fund the Regional Recycling Center lease, which is included in discontinued operations.

Cash Flow from Financing Activities

Cash flow from financing activities was $937,555, and $571,890, for the six months ended June 30, 2015 and 2014, respectively. For both six months ended June 30, 2015 and 2014, these amounts represent proceeds received from the issuance of shares common stock and funds provided under a related party short term note agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the six months ended June 30, 2015 and 2014, other than operating leases, as discussed in Note 7.

Transactions with Related Parties

At June 30, 2015, the company’s accounts payable included a $75,218 outstanding balance to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made by Heddle Marine on behalf of our company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities.

On November 19, 2014, we entered into a Subscription Agreement with Heddle Marine Services, a business controlled by Mr. Richard Heddle, the Company’s Chief Executive Officer and a member of the Company’s board of directors, pursuant to which we issued to Heddle Marine a $1 million principal amount 12% Secured Promissory Note, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share.

From June 2014 to August 2015, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of June 30, 2015, the current aggregate outstanding balance was $963,551.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became our CEO. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At June 30, 2015, there were no installed marine vessel processors as per the terms of the contract.

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

The Company has disclosed its accounting policies in “NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Additionally, Note 2 to the unaudited condensed consolidated financial statements included in the report provides additional updates to our Significant Accounting Policies. The following accounting policies provide an update to those included under the same captions in the Company’s Annual Report on Form 10-K.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interest. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term related party debt outstanding as of June 30, 2015 and December 31, 2014 was $963,551 and $8,850, respectively.

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

During the six months ended June 30, 2015 and 2014, 100.0% of total net revenues were generated from a single, but different customer, respectively. As of June 30, 2015 and 2014 a single, but different customers accounted for 100.0% of accounts receivable.

During the six months ended June 30, 2015 and 2014 the plant was idle and five suppliers accounted for 21.0% and 21.3% of accounts payable, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The following matters were deemed to be material weaknesses in the Company’s internal Controls:

●	The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.

●	The Company does not have effective policies and procedures in place to ensure that accounting for and disclosure of financial and operational transactions is done in accordance with U.S.GAAP, and in a timely manner to allow adequate decision making by management.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has reported to the Board of Directors material weaknesses described under the heading Management’s Report on Internal Control over Financial Reporting” in Section 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 5. Other Information

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings affecting the Company, see the information in Footnote 8, “Commitments and Contingencies”, to the financial statements, included in Part I of this Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

On July 31, 2015, the Company entered into an amendment (the “Amendment”) of the four related agreements with EcoNavigation, LLC (“EcoNavigation”). The sole purpose of the Amendment was to extend the term of the pilot program from 120 days to 300 days through October 29, 2015. This project has required significant attention from the P2O, EcoNavigation, and O’Brien & Gere project opportunity team and the extension was necessary to allow the team to complete its work.

A copy of the Amendments are attached hereto as Exhibits 10.1, 10.2, 10.3 and 10.4.

Item 6. Exhibits

The exhibits required by this item are listed on the Exhibit Index attached hereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized.

PLASTIC2OIL, INC.

Date: August 06, 2015	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President, Chief Executive Officer	August 6, 2015
Richard Heddle	(Principal Executive Officer) and
Chairman of the Board of Directors

/s/ Philip J Bradley	Director	August 6, 2015
Philip J. Bradley

/s/ Rahoul S. Banerjea	Chief Financial Officer	August 6, 2015
Rahoul S. Banerjea	(Principal Financial Officer and
Principal Accounting Officer)

