Form 10-Q
period 2015-09-30
Plastic2Oil, Inc.
filed 2015-11-12
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2015

or

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

As of November 12, 2015, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

These statements are based on and were developed using a number of factors and assumptions including, but not limited to: stability in the U.S.   and other foreign economies; stability in the availability and pricing of raw materials, energy and supplies; stability in the competitive environment; stability of oil prices; the continued ability of our Company to access cost effective capital when needed; and no unexpected or unforeseen events occurring that would materially alter the Company’s current plans. All of these assumptions have been derived from information currently available to the Company including information obtained by our Company from third party sources. Although management believes that these assumptions are reasonable, these assumptions may prove to be incorrect in whole or in part. As a result of these and other factors, actual results may differ materially from those expressed, implied or forecasted in such forward looking information, which reflect our Company’s expectations only as of the date hereof.

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward- looking statements include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of our Company to control commodity prices; risks associated with the regulatory environment within which our Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements are discussed in more detail in the section entitled “Risk Factors” Part I, Item 1A of the Company’s Annual Report 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange commission on March 31, 2015.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,508	$179,652
Cash held in attorney trust (Note 2 )	2,003	2,003
Restricted cash (Note 2 )	100,289	100,222
Accounts receivable, net of allowance of $23,059 and $23,182, respectively.	3,280	4,436
Inventories (Note 4)	86,053	86,053
Prepaid expenses and other current assets	52,359	20,229
TOTAL CURRENT ASSETS	284,492	392,595

PROPERTY, PLANT AND EQUIPMENT, NET	4,610,833	5,112,506

Deposits (Note 2)	1,483,987	1,483,987

TOTAL ASSETS	$6,379,312	$6,989,088

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,862,412	$1,850,000
Accrued expenses	1,869,685	1,928,361
Accrued lease obligation – current (Note 8 and 15)	94,637	101,914
Demand promissory note – related party (Note 6)	1,311,832	8,850
Mortgages payable and capital leases – current portion (Note 7 and 12)	288,851	326,763
TOTAL CURRENT LIABILITIES	5,427,416	4,215,888

LONG-TERM LIABILITIES
Asset retirement obligations (Note 2)	31,917	31,215
Accrued lease obligation (Note 8 and 15)	215,024	314,938
Secured promissory notes – related party (Note 6)	4,300,304	3,753,956
Mortgages payable and capital leases (Note 7 and 12)	—	45,000
TOTAL LONG-TERM LIABILITIES	4,547,245	4,145,109

TOTAL LIABILITIES	9,974,661	8,360,997

Commitments and contingencies ( Note 8)

STOCKHOLDERS’ DEFICIT
Common stock, par $0.001; 250,000,000, 117,399,157 and 109,917,529 shares issued and outstanding, respectively.	117,399	109,918
Common stock to be issued, 6,847,001, and 8,097,001 as of September 30, 2015 and December 31, 2014, respectively.	6,847	8,097
Additional paid in capital	66,894,864	66,371,906
Accumulated other comprehensive income	249,458	57,956
Accumulated deficit	(70,863,917)	(67,919,786)
TOTAL STOCKHOLDERS’ DEFICIT	(3,595,349)	(1,371,909)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,379,312	$6,989,088

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Sales
P2O	$—	$34,599	$—	$59,672
Other	—	8,042	10,397	8,042
Total sales		42,641	10,397	67,714

Cost of sales
P2O	—	29,391	—	53,195
Other	—	2,017	4,054	2,146
Total cost of sales		31,408	4,054	55,341

Gross profit	—	11,233	6,343	12,373

Operating expenses
Selling general and administrative expenses
Selling general and administrative- Professional Fees	157,099	218,511	504,995	1,182,123
Selling general and administrative- Compensation	197,696	617,594	639,111	1,062,324
Selling general and administrative- Other	109,368	129,922	676,320	874,163
Depreciation of property, plant and equipment and accretion of long-term liability	212,968	256,749	645,442	787,674
Research and development expenses	—	4,654	1,653	20,999
Total operating expenses	677,131	1,227,430	2,467,521	3,927,283

Loss from operations	(677,131)	(1,216,167)	(2,461,178)	(3,914,910)

Other expenses
Gain (Loss) from disposal of assets	—	3,223	—	(11,549)
Interest expense	(154,376)	(104,447)	(447,669)	(306,107)
Other income (expense), net	(413)	(10,966)	(871)	10,988
Total other expenses	(154,789)	(112,190)	(448,540)	(328,644)

Loss before income taxes	831,919	(1,328,297)	(2,909,718)	(4,243,554)

Current and future income tax expense	—	—	—	—

Net loss from continuing operations	(831,919)	(1,328,297)	(2,909,718)	(4,243,554)
Net income (loss) from discontinued operations (Note 15)	(16,999)	(82,040)	(34,413)	61,469

Net loss	$(849,918)	(1,410,427)	(2,944,131)	(4,182,085)

Deemed Dividends	—	861,291	—	(1,713,117)
Net loss attributable to common shareholders		(2,271,718)	(2,944,131	(5,895,200)

Earnings (loss) per share
Basic and dilutive - from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Basic and dilutive - from discontinued operations	**	**	**	**
Total basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted average number of shares outstanding

Basic and dilutive (Note 2)	124,246,158	115,130,943	119,512,180	102,150,000

** Less than $.01

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

NET LOSS	$(848,918)	$(1,410,427)	$(2,944,131)	$(4,182,085)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
Foreign currency items	80,095	—	191,502	—
COMPREHENSIVE LOSS	$(768,823)	$(1,410,427)	$(2,752,629)	$(4,182,085)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,909,718)	$(4,243,544)
Net income (loss) from discontinued operations	(34,413)	61,469
Items not affecting cash:
Depreciation of property plant and equipment and accretion of long-term liability	503,077	650,252
Amortization of debt discount	145,302	135,500
Other income	(702)	1,392
Accrued interest expense	414,278	268,647
Non-cash stock based compensation and settlement	485,587	914,558
Issuance of Shares in reduction of Accounts Payable	19,200	—
Write-off of Property plant and equipment	—	63,610
Working capital changes:
Cash held in attorney trust	—	6,810
Accounts receivable	1,156	14,673
Inventories	—	36,327
Prepaid expenses and other current assets	(32,130)	26,742
Accounts payable	52,131	394,586
Accrued expenses and other current liabilities	(50,011)	541,359

NET CASH USED IN OPERATING ACTIVITIES	(1,406,243)	(1,127,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment additions	—	(10,584)
Increase in restricted cash	(67)	—
Proceeds from sale of property, plant and equipment	-	102,374
Changes attributable to discontinued operations	(38,081)	(64,125)

NET CASH USED IN INVESTING ACTIVITIES	(38,148)	27,655

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of mortgages and capital leases	(50,349)	(10,584)
Proceeds from short-term loans – related party	1,330,596	346,895
Proceeds from exercise of warrants	—	40,000
Proceeds from sale of common stock and warrants, net	25,000	540,095

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,305,247	916,406

NET DECREASE IN CASH AND CASH EQUIVALENTS	(139,144)	(183,558)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	179,652	203,949

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,508	$20,391

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$16,001	$13,979
Accounts payable settled with stock	$30,003	$1,196
Class action suit settlement with stock	$240,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTI2OIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND GOING CONCERN

Plastic2Oil, Inc. (the “Company” or “P2O”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006. 310 had no significant activity from inception through 2009. In April 2009, John Bordynuik, founder and former chief of technology, purchased 63% of the issued and outstanding shares of 310. During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, transforming waste plastics to oil and other fuel products (“P2O”). During 2014, the Company changed its name to Plastic2Oil, Inc. P2O is a combination of proprietary technologies and processes developed by P2O which convert waste plastics into fuel. Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. These processors were idle for all of 2015. Management estimates the processors will remain idle until the first quarter of 2016, other than pilot runs to support the processor sales. There were no processor sales for all of 2015. We plan to grow mainly from sale of processors, secondarily from the sale of fuel products.

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations of $2,909,718, and $4,243,554, for the nine months ended September 30, 2015 and 2014, respectively, and has an accumulated deficit of $70,863,917 at September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings and related party loans.

The Company will continue to require substantial funds to continue the expansion of its P2O business to achieve significant commercial productions, and to significantly increase sales and marketing efforts. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, related party loans, issuances of debt and convertible debt instruments.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP, as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1 Inc., Plastic2Oil (Canada) Inc., JBI Re #1 Inc., Plastic2Oil Re One Inc., JBI CDE Inc., Plastic2Oil Marine, Inc., Javaco, and Pak-it. All intercompany transactions and balances have been eliminated on consolidation. Amounts in the unaudited condensed consolidated financial statements are expressed in US dollars. Recycling Center, Pak-It and Javaco have also been consolidated; however, as mentioned their operations are classified as discontinued operations (Note 15).

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

Restricted Cash

At September 30, 2015 and December 31, 2014, the Company had $100,289 and $100,222 respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

Cash Held in Attorney Trust

The amount held in trust represents retainer payments the Company has made to law firms which are being held on our behalf for the payment of future services.

Accounts Receivable

Accounts receivable represent unsecured obligations due from customers under terms requesting payments upon receipt of invoices up to ninety days, depending on the customer. Accounts receivable are non-interest bearing and are stated at the amounts billed to the customer net of an allowance for uncollectible accounts. Customer balances with invoices over 90 days old are considered delinquent. Payments of accounts receivable are applied to the specific invoices identified on the customer remittance, or if unspecified, are applied to the earliest unpaid invoice.

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts for September 30, 2015 and December 31, 2014 was $23,059 and $23,182, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets, and capital leased assets are given useful lives coinciding with the asset classification in which they are classified. These lives are as follows:

Leasehold improvements	lesser of useful life or term of the lease
Machinery and office equipment	3-15 years
Furniture and fixtures	7 years
Office and industrial buildings	25-30 years

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

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the unaudited condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the unaudited condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of September 30, 2015 and December 31, 2014, the carrying value of the asset retirement obligations were $31,917 and $31,215, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure. This liability is shown as Asset Retirement Obligations on the accompanying unaudited condensed consolidated balance sheet.

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

Deposits

Deposits represent payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. As at September 30, 2015 and December 31, 2014, the carrying value of the Deposits were $1,483,987.

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

Shipping and Handling Costs

The Company’s shipping and handling costs of $147 and $16,475 for the nine months ended September 30, 2015 and 2014, respectively, are included in cost of goods sold for the periods presented. Shipping and handling costs related to the purchase of inventory items are capitalized to inventory and expensed to cost of sales when the related inventory is sold for the periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $1,868 and $490 for the nine months ended September 30, 2015 and 2014, respectively. These expenses are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the nine months ended September 30, 2015 and 2014, the Company expensed $1,653 and $20,999, respectively, towards research and development costs. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The unaudited condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet dates. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Resulting differences are reflected in accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheets. Foreign exchange gain of $6,425 and loss of $3,852 for monetary items are included as general and administrative expenses in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at September 30, 2015 and December 31, 2014. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country. The years ended December 31, 2009 through December 31, 2014 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the three and nine months ended September 30, 2015, potential dilutive common stock equivalents consisted of 14,350,000 shares underlying common stock warrants and 1,628,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because they would be anti-dilutive.

For the three and nine months ended September 30, 2014, potential dilutive common stock equivalents consisted of 11,850,000 shares underlying common stock warrants, and 5,345,334 shares underlying stock options, which were not included in the calculation of the diluted loss per share because they would be anti-dilutive.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, leases, promissory notes and mortgage payable approximate fair value because of the short-term nature of these items.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

On April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represents strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments also require expanded disclosures concerning discontinued operations and disclosures of certain financial results attributable to a disposal of a significant components of an entity that does not qualify for discontinued operations reporting. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The impact on our Financial Statements of adopting ASU 2014-08 was not significant.

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

NOTE 4 - INVENTORIES

Inventories consist of the following:

	September 30, 2015	December 31, 2014

Raw materials	$410,540	$410,540
Finished goods	2,039	2,039
Obsolescence reserve	(326,526)	(326,526)

Total inventories	$86,053	$86,053

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

September 30, 2015	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(17,970)	$200,083
Machinery and office equipment	4,236,809	(2,341,946)	1,894,863
Furniture and fixtures	16,368	(16,368)	—
Land	273,118	—	273,118
Asset retirement obligation	27,745	(5,271)	22,474
Office and industrial buildings	1,433,523	(220,189)	1,213,334
Equipment under capital lease	108,317	(59,647)	48,670
Construction in process	958,291	—	958,291
Total	$7,272,225	$(2,661,392)	$4,610,833

December 31, 2014	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(12,519)	$205,535
Machinery and office equipment	4,246,882	(1,913,102)	2,333,780
Furniture and fixtures	16,368	(14,782)	1,586
Land	273,118	—	273,118
Asset retirement obligation	27,745	(4,439)	23,306
Office and industrial buildings	1,433,523	(176,909)	1,256,614
Equipment under capital lease	108,317	(48,041)	60,276
Construction in process	958,291	—	958,291
Total	$7,282,298	$(2,169,792)	$5,112,506

For the nine months ended September 30, 2015 and 2014, the Company recognized $501,543, and $650,252, respectively, of depreciation expense.

At September 30, 2015 and December 31, 2014, machinery and equipment with a cost of $108,317, and accumulated amortization of $59,647 and $44,173, respectively, were under capital lease. During the nine months ended September 30, 2015 and 2014, the Company recognized $11,606 of depreciation expense related to these assets under capital lease. During the three months ended September 30, 2015 and 2014, the Company recognized $3,869 of depreciation expense related to these assets under capital lease.

NOTE 6 - RELATED PARTY NOTES PAYABLE

	September 30, 2015	December 31, 2014
Unsecured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum; (2014 $8,850; 2015 $1,302,982)	$1,311,832	$8,850

Secured Promissory Notes (provided by a related party) bearing interest of 12% per annum compounded annually and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,065,750	959,736

Secured Promissory Notes (provided by a related party) bearing interest of 12% per annum compounded annually and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	3,234,554	2,794,220
	5,612,136	3,762,806
Less: current portion	1,311,832	8,850
	$4,300,304	$3,753,956

Continuity of Secured Promissory Notes – Related Party	September 30, 2015	December 31, 2014
Face value of November 19, 2014 secured note payable	$1,000,000	$1,000,000
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Total face value of promissory notes payable	4,000,000	4,000,000
Discount on November 19, 2014 secured notes payable	(58,082)	(58,082)
Discount on August 29, 2013 secured note payable	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable	(600,400)	(600,400)
Accretion of discount on secured notes payable	382,573	234,413
Interest on secured notes payable	886,413	488,225
Carrying value of Secured Promissory Notes	$4,300,304	$3,753,956

The following annual payments of principal and interest are required over the next five years in respect of these related party notes payable:

Twelve months Ending September 30,	Annual Payments
2016	$1,311,832
2017	—
2018	3,775,764
2019	1,110,669
2020	—
Total repayments	$6,198,265

NOTE 7 - MORTGAGES PAYABLE AND CAPITAL LEASES

	September 30, 2015	December 31, 2014
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matures on December 15, 2015. Principal and interest are due, in their entirety, at maturity. The maturity was extended from June 15, 2015 to December 2015 by the Mortgage holder.	$208,256	$240,819

Equipment capital lease bears interest at 5.0% per annum, secured by the equipment and matures in April 2015, repayable in monthly installments of approximately $360.	—	1,424

Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matures in November 2015, repayable in monthly installments of approximately $516.	1,026	5,514

Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matures on November 10, 2015, Principal and interest are due, in their entirety, at maturity	19,570	19,006

Mortgage in the amount of $110,000, bears no interest, secured by the land and building, and matures in November 2016.	60,000	105,000

Total	288,851	371,763
Less: current portion	288,851	326,763
	$—	$45,000

The following annual payments of principal are required over the next two years in respect of these mortgages and capital leases:

Twelve months Ending September 30,	Annual Payments
2016	$288,851
2017	—
Total repayments	$288,851

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At September 30, 2015, there were no currently installed marine vessel processors pursuant to the contract.

As of September 30, 2015, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of our operations. In addition to the payments made to these vendors, which are classified as deposits and included in assets on our unaudited condensed consolidated balance sheets, the Company will be required to pay approximately $495,000 upon the delivery of these assets which is expected to occur with the delivery of processor #4 and processor #5.

The Company leases premises in Thorold, Ontario, Canada which was previously used in the operation of Plastic2Oil (Canada), Inc. and doing business as Regional Recycling of Niagara (“RRON”). As at September 30, 2013, the remaining lease term was almost 17 years. During the third quarter of 2013, the Company determined that it would shut down the operations of RRON (Note 15). The employees of RRON were given notice of the shut down in the first week of September, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September 2013, the Company was assessing its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and officially decided to cease use of the premises as of September 30, 2013. Accordingly, the Company has applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. In measuring the liability, the Company calculated all remaining contracted lease payments, being $1,381,299 (CDN$1,749,000), and performed a present value calculation using a discount rate of 20%. The total accrued lease liability expense was reduced by $68,818 of the deferred rent liability which was being amortized over the period of the lease. At September 30, 2015, the present value calculation resulted in an accrued lease liability of $309,660, of which $94,636 is due within the next 12 months and has been presented as a current liability. The total expense included in loss from discontinued operations in the unaudited condensed consolidated statements of operations was $34,413 for the nine months ended September 30, 2015 (Note 15).

All future payments required under the operating lease agreement is summarized below:

Year ending December 31, 2015	$66,938
2016	75,865
2017	75,865
2018	80,327
2019	80,327
Thereafter	950,539
Total	$1,329,861

On August 9, 2013, a purported shareholder derivative suit was filed in the United States District Court for the District of Massachusetts against John Bordynuik, former Chief Executive Officer of the Company and a former member of the Company’s Board of Directors, and Ronald C. Baldwin, former Chief Financial Officer of the Company. The Complaint was filed by Erwin Grampp, allegedly acting on behalf of the Company, and it names the Company as a nominal defendant. This is the second purported shareholder derivative suit that Mr. Grampp has filed in which the Company has been named as a nominal defendant. As previously reported, the first such suit by Mr. Grampp was dismissed by the court. This recent Complaint (“Grampp II”) alleges, inter alia, that defendants Bordynuik and Baldwin breached fiduciary duties owed to the Company by causing the Company to erroneously book certain media credits in 2009. Grampp II alleges that this conduct resulted in two lawsuits against the Company, one an action brought by the Securities and Exchange Commission (the “SEC Action”) and the other a purported class action by Ellisa Pancoe and Howard Howell (the “Class Action”). Grampp II alleges that the Company has settled the SEC Action, and that the Company is in the process of settling the Class Action, but that the Company has been damaged as a result of these two lawsuits. Grampp II seeks to recover damages on behalf of the Company from defendants Bordynuik and Baldwin in an unspecified amount. It also seeks unspecified equitable relief, and costs and attorneys’ fees incurred in the action. On October 11, 2013, defendants Bordynuik and Baldwin filed a motion to dismiss this action. Thereafter, the Court granted plaintiff leave to amend his complaint, and defendants Bordynuik and Baldwin have renewed their motion to dismiss. On September 22, 2015, the Court issued its Order denying that motion without prejudice and ordering the parties to conduct limited discovery regarding the issue of whether plaintiff Grampp is an adequate shareholder representative. The Court further ordered that upon completion of that discovery, the parties were to report to the Court by December 10, 2015, whether they had reached an agreement to resolve the case, and if not, whether either party believes it has a basis for filing a meritorious motion for summary judgment regarding whether plaintiff Grampp is an adequate shareholder representative. The parties are in the process of complying with that order. Pursuant to the Company’s By-Laws, the Company has an obligation to indemnify defendants Bordynuik and Baldwin to the fullest extent permitted by Nevada law.

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

As of September 30, 2015, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the unaudited condensed consolidated financial statements of the Company.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common Stock and Additional Paid in Capital

2015

On February 18, 2015, the Company issued 250,000 shares of restricted common stock in satisfaction of $30,003, of unpaid fees owed to two vendors.

On March 6, 2014 the Company entered into a Subscription Agreement with one investor in connection with a private placement of shares of the Company’s common stock and warrants to purchase shares of common stock. The Company agreed to sell and issue to the Purchaser 250,000 shares of its common stock and Warrants to purchase up to an additional 250,000 shares of its common stock. The purchase price per share was $0.10 and the gross proceeds to the Company were $25,000. The Warrants have a three year term, and an exercise price of $0.15 per share of common stock. These shares were issued on January 21, 2015.

On April 7, 2015, the Company issued 1, 000,000 shares of restricted common stock pursuant to the February 19, 2014 consulting agreement to the respective Consulting firms. In conjunction with this transaction, the Company retired 250,000 shares of restricted common stock issued in 2014 pursuant to the February 19, 2014 consulting agreement.

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

On August 13, 2015, pursuant to the Final Judgment of the Class Action Lawsuit, the Company issued 3 million shares of its stock to the Class through a Settlement Fund. This liability was previously valued at $0.08 per share or $240,000, which is based on the trading price of our common stock on the settlement date.

Warrants

		Weighted	Weighted
	Warrants	Average	Average
Details	Number	Exercise Price	Remaining Term
OUTSTANDING, DECEMBER 31, 2014	14,100,000	$0.61	2.75
Issued	250,000	0.15	2.68
Expired	—	—	—
Exercised	—	—	—
OUTSTANDING, September 30, 2015	14,350,000	$0.19	2.32

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

Valuation of Awards

Stock Options

There were no options granted during the three months and nine months ended September 30, 2015. For the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense (included in selling, general and administrative expense) of $959 and $168,237, respectively, related to stock options. As of September 30, 2015, 1,598,000 options are vested (1,040,000 at $1.50 per share, 508,000 at $0.38 per share, and 50,000 at $.005 per share). A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Options Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2014	5,303,334	$1.30	$—
Cancelled	(3,675,334)	0.74
Balance as of September 30, 2015	1,628,000	$1.04	$—

Equity awards available for grant, net of restricted stock (811,576) at September 30, 2015	7,560,424

Restricted Stock

The fair value of the restricted stock granted as compensation is expensed ratably over the vesting period. During the nine months ended September 30, 2015, 126,000 options and 634,626 shares of restricted stock vested and no stock options were exercised. The expenses related to the 634,626 restricted shares were accrued at December 31, 2014.

NOTE 11 - RETIREMENT PLAN

The Company adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. employees which complies with section 401(k) of the Internal Revenue Code. The Company does not currently match any of the employee contributions.

NOTE 12 - RELATED PARTY TRANSACTIONS AND BALANCES

From June 2014 to September 30, 2015, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of September 30, 2015, the current aggregate outstanding balance including accrued interest at 4% per annum was $1,311,832. (See Note 7).

At September 30, 2015, the company’s accounts payable included a $75,218 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At September 30, 2015, there were no currently installed marine vessel processors pursuant to the contract.

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

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2 - Summary of Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Nine Months Ended September 30, 2015

	Data Recovery & Migration	P2O	Corporate	Total

Sales	$10,397	$-	$-	$10,397
Cost of Sales	$4,054	$-	$-	$4,054
Total Operating Expenses	$-	$1,107,352	$1,360,169	$2,467,521
Income (Loss) from Operations	$6,343	$(1,107,352)	$(1,360,169)	$(2,461,178)
Other Income (Expenses)	$-	$(34,686)	$(413,854)	$(448,540)
Net(Loss) from Continuing Operations	$6,343	$(1,142,038)	$(1,774,023)	$(2,909,718)
Net Income (Loss) from Discontinued Operations	$-	$-	$(34,413)	$(34,413)
Net Loss	$6,343	$(1,142,038)	(1,808,436)	$(2,944,131)
Total Assets	$3,345	$5,266,667	$1,109,300	$6,379,312
Accounts Receivable	$3,345	$(65)	$-	$3,280
Inventories	$-	$86,053	$-	$86,053

Nine Months Ended September 30, 2014

	Data Recovery & Migration	P2O	Corporate	Total

Sales	$8,042	$59,672	$-	$67,714
Cost of Sales	$2,146	$53,195	$-	$55,341
Total Operating Expenses	$-	$1,811,580	$2,115,701	$3,927,283
Income (Loss) from Operations	$5,896	$(1,775,103)	$(2,145,703)	$(3,914,910)
Other Income	$-	$(35,228)	$(293,416)	$(328,644)
Net Income (Loss) from Continuing Operations	$5,896	$(1,810,331)	$(2,439,029)	$(4,243,554)
Net(Loss) from Discontinued Operations	$-	$-	$61,469	$61,469
Net Loss	$5,896	$(1,810,331)	2,377,650	$573,215
Total Assets	$-	$7,617,760	$575,747	$8,193,507
Inventories	$-	$110,793	$-	$110,793

Three Months Ended September 30, 2015

	Data Recovery & Migration	P2O	Corporate	Total

Sales	$-	$-	$-	$-
Cost of Sales	$-	$-	$-	$-
Total Operating Expenses	$-	$383,059	$294,072	$677,131
Gross Profit(Loss)	$-	$(383,059)	$(294,072)	$(677,131)

Three Months Ended September 30, 2014

	Data Recovery & Migration	P2O	Corporate	Total

Sales	$8,042	$34,599	$-	$42,641
Cost of Sales	$2,017	$29,391	$-	$31,408
Total Operating Expenses	$-	$653,479	$3,273,804	$3,927,283
Gross Profit(Loss)	$6,025	$(648,271)	$(3,273,804)	$(3,916,050)

(1)	All sales from the Data Business were recorded in the United States for the nine months ended September 30, 2015. For the nine months ended September 30, 2015 and 2014, P2O sales in the United States and Canada were $10,397 and $Nil, respectively. For the three months ended September 30, 2015 and 2014, P2O sales in the United States and Canada were $Nil and $8,042, respectively.

(2)	As of March 31, 2012, due to the management determination that the Company could not substantiate when a significant amount of revenues would be earned from the Data Business, all property, plant and equipment assets related to the Data Business were determined to be impaired and written down to $Nil. All other amounts included in the measure of segment profit or loss related to the Data business are not material. Other than as noted above, the amounts shown for Operating Expenses and Other Income (Expense) items on the condensed consolidated statements of operations related to the P2O segment.

(3)	P2O assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility. As at September 30, 2015, total long-lived assets of $3,818,203 and $291,537 were located in the United States and Canada, respectively. As of September 30, 2014, total long-lived assets of $5,511,201 and $353,714, were located in the United States and Canada, respectively. The mortgage payable of $208,252 (CDN $280,000) and the equipment capital lease maturing on December10, 2015, both disclosed in Note 7, relate to assets held in Canada. The mortgage payable of $60,000 as of September 30, 2015 disclosed in Note 7, relates to assets held in United States.

NOTE 14 - RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the nine months ended September 30, 2015 and 2014, 100.0% of total net revenues were generated from a single, and four customers respectively. As of September 30, 2015 and 2014, one and three customers, respectively, accounted for 100.0% of accounts receivable.

During the nine months ended September 30, 2015 and 2014 five suppliers accounted for 30.9% and 50.8% of accounts payable, respectively.

NOTE 15 - DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

	Nine Months Ended September 30
	2015	2014
Pak-It - Recovery of Note Receivable	$—	$200,000
Regional Recycling of Niagara – Net Loss	(34,413)	(138,531)
Total (Loss) Income from discontinued operations	$(34,413)	$61,469

Regional Recycling of Niagara

During the third quarter of 2013, the Company determined that due to the significant losses incurred by Regional Recycling of Niagara, and the continuous need to fund its operations through the Company’s Plastic2Oil operations, it would shut down the operations of the facility. The decision to do this was based on the following factors:

●	The inventory processed over the prior months at Regional Recycling of Niagara was comingled with contaminated materials that made the significant majority of their inventory worthless without significant additional processing and labor;

●	The fixed assets utilized at the facility were old and beginning to become in need of significant repairs, which would have been a significant cost to maintain;

●	The pre-processing cost of plastic at Regional Recycling of Niagara was significant and was a hindrance to the Company becoming profitable on a cost per gallon of fuel basis; and

●	The Company leases the Recycling Facility in Thorold, Ontario, Canada with terms remaining of up to 15 years.

The results of operations from Regional Recycling of Niagara for the nine months ended September 30, 2015 and 2014 have been classified as discontinued operations and are as follows:

Condensed Statements of Operations

	Nine Months Ended September 30,
	2015	2014
Revenue	$4,407	$—
Operating Expenses	38,820	138,531
Loss from discontinued operations, net of tax	$(34,413)	$(138,531)

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

The Company’s statements of operations from discontinued operations related to Pak-it for the nine months ended September 30, 2015 and 2014 are as follows:

Condensed Statements of Operations of Pak-It

	2015	2014
Operating income	—	200,000
Income from discontinued operations, net of tax	$—	$200,000

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

From September 30, 2015 to November 10, 2015, Mr. Heddle, the Company’s Chief Executive Officer, made three additional personal loans in the amount of $222,838 to the Company to provide working capital at a rate of 4% per annum.

On October 1, 2015, the Company issued 510,000 shares of restricted common stock in satisfaction of unpaid fees owed to three consultants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (the”MD&A”) of the results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, together with the accompanying notes, as well as other financial information included elsewhere in this Report. This discussion contains forward-looking statements that involve certain risks and uncertainties, and that reflect estimates and assumptions. See the section titled, “Cautionary Statement Regarding Forward-Looking Statements” for more information on forward-looking statements. Our actual results may differ materially from those indicated in forward- looking statements. Factors that could cause our actual results to differ materially from our forward-looking statements are described in “Risk Factors” Part I Item 1A, and elsewhere in this Report.

Business Overview

For financial reporting purposes, we operate in two business segments, (i) our P2O® solution business, which manufactures and sells the fuel produced through our two operating P2O processors and (ii) data storage and recovery (the “Data Business”). Previously, we operated a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc. As of September 30, 2015, we had exited all of these businesses and their results in all periods presented are classified as discontinued operations (Note 15).

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

The following table highlights since inception the proceeds from financings, research and development expenditures, investment in property, plant and equipment and fuel produced:

	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014	Total
Cash raised	$-	$4,080,166	$8,236,126	$11,699,066	$7,072,752	$1,705,095	$32,793,205
R&D cost	$-	$492,290	$1,048,652	$445,947	$465,671	$20,999	$2,473,559
Investment in property, plant & Equipment	$535,521	$1,069,810	$2,875,104	$311,998	$2,581,555	$13,775	$7,387,763
Fuel produced in gallons	-	-	-	317,224	337,813	12,959	667,996

Plastic2Oil Business

Our business focus is to sell processors. We will operate our processors to test potential customer’s feedstock. We manufacture processors that produce fuel products mainly from unsorted, unwashed waste plastics for distribution across a number of markets. We continue to execute on our business strategy with the goal of becoming a leading North American company that transforms waste plastic into ultra- clean, ultra-low sulphur fuel.

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

Generally, this waste plastic would otherwise be sent to landfills and its disposal potentially can be quite costly for companies. We use this waste plastic as feedstock to produce Fuel Oil No. 2, Naphtha, and Fuel Oil No. 6 for various uses by our customers. We own our P2O processors and have the capability to produce and store the fuels at, and ship from, our facilities in Niagara Falls, NY. We sell the fuels we produce to customers through two main distribution channels, fuel wholesalers and directly to commercial and industrial end-users.

Our P2O processors have evolved to be modular solutions with the completion of processor #3 in 2013. We use third party contract manufacturers for the manufacture of many of the key modular components of our processors, including the kilns and distillation towers as well as certain other key components that require specialized machining and fabrication.

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report, we have three processors and two additional processors in the process of assembly. These processors were idle for all of 2015. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. We have years of significant operating data and have solved numerous challenges that have blocked competitor success. Since inception we have produced a total of 667,996 gallons of fuel.

2015 update

On November 6, 2015, the Company entered into a third amendment of the four related agreements with EcoNavigation, LLC (“EcoNavigation”). The sole purpose of the Third Amendment was to extend the term of the pilot program from 300 days to 390 days through January 26, 2016. Two prior amendments extended the pilot program from 120 days to 300 days. This project has required significant attention from the P2O, EcoNavigation, and O’Brien & Gere project opportunity team and the extension was necessary to allow the team to complete its work.

On January 2, 2015, P2O announced that P2O had contracted to sell up to six processors to EcoNavigation LLC upon the completion of a pilot study. Shortly afterward, EcoNavigation presented P2O with several promising opportunities and currently P2O and EcoNavigation are involved in multiple, complex negotiations for the potential sale and implementation of P2O processors.

We and EcoNavigation began discussions with a firm in the southern U.S. regarding a development project that has the potential for the deployment of more than 30 processors over the proposed project development period. However, this project is currently on hold, as the firm and its lender have not come to agreement on the financial structure. We remain hopeful that work on this project will resume, but there can be no assurance.

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

Listing on the OTCQB

As of September 30, 2015, we had 117,399,157 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On November 11, 2015, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.05.

Sources of Revenues and Expenses

Revenues

We currently plan to derive revenues from two defined business segments: (1) P2O, through the manufacture of processor and from the sale of Fuel Oil No. 2, Naphtha and Fuel Oil No. 6; and (2) Data Business, through the reading and interpretation of magnetic tape data. The Company has not derived any revenues from its Plastic2Oil business during the three and nine months ended September 30, 2015. The Company did not derive any revenues from the operations of Recycling Center, Javaco and Pak-It during the year; because those operations were discontinued in prior years.

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

Results of Operations – Nine months ended September 30, 2015 compared to Nine months ended September 30, 2014

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

Revenue	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014	% Change

P2O Revenue
Fuels	$—	$59,672	(100.0%)
Total P2O Revenue	—	59,672	(100.0%)

Data Business	10,397	8,042	29.28%
TOTAL REVENUE	$10,397	$67,714	(84.65%)

There was no production in the nine months ended September 30, 2015. Consequently, there was neither fuel shipment nor fuel revenue. The decrease in fuel revenue for the nine months ended September 30, 2015 as compared to September 30, 2014, was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors. The damage requires substantial working capital for general repairs and replacement of damaged condensers. These processors were idle for all of 2014 and are currently idle. Fuel shipment from inventory stock accounts for the 2014 fuel revenue. Management estimates the processors will remain idle until the first quarter of 2016, other than pilot runs to support processor sales.

Revenue	Three Months ended September 30, 2015	Three Months ended September 30, 2014	% Change

P2O Revenue
Fuels	$—	$34,599	(100.0%)
Total P2O Revenue	—	34,599	(100.0%)

Data Business	—	8,042	100.0%
TOTAL REVENUE	$—	$42,641	(100.0%)

There was no production in the three months ended September 30, 2015. Consequently, there was neither fuel shipment nor fuel revenue. The decrease in fuel revenue for the three months ended September 30, 2015 as compared to September 30, 2014 was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors as noted above. Fuel shipment from inventory stock accounts for the 2014 fuel revenue.

Revenues from the Data Business were driven by the completion of open and outstanding purchase orders.

Cost of Goods Sold

There were no fuel shipments for the nine months ended September 30, 2015. The following tables are a breakdown of the costs of goods sold:

Cost of Goods Sold	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014	% Change

P2O COGS
Fuels	$—	$53,195	(100.0%)
Total P2O COGS	—	53,195	(100.0%)

Data Business COGS	4,054	2,146	89.96%
TOTAL COGS	$4,054	$55,341	(92.67%

Cost of Goods Sold	Three Months ended September 30, 2015	Three Months ended September 30, 2014	% Change

P2O COGS
Fuels	$—	$29,391	(100.0%)
Total P2O COGS	—	29,391	(100.0%)

Data Business	—	2,017	(100.0%)
TOTAL COGS	$—	$31,408	(100.0%)

There were no fuel shipments for the three months ended September 30, 2015 and September 30, 2014 as noted above. The cost of goods sold related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data.

Operating Expenses

We incurred operating expenses of $2,467,521 during the nine months ended September 30, 2015, compared to $3,927,283 for the nine months ended September 30, 2014. This $1,459,762 decrease was driven by a $677,128 decrease in professional fees from elimination of outside consultants in 2015, $423,312 decrease in compensation expenses, mostly amortization of the Company’s 2012 Long Term Incentive Plan (LTIP) expenses and $198,354 net decrease in other operating expenses from tighter spending controls. The September 2015 operating expenses include $366,120 of expenses related to the class action suit settlement (Note 8). A breakdown of the components of operating expenses for the nine months ended September 30, 2015 and 2014, are as follows:

Operating Expenses	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Selling, General and Administrative expenses- Professional Fees	$504,995	$1,182,123
Selling, General and Administrative expenses- Compensation	639,111	1,062,324
Selling, General and Administrative expenses- Other	676,320	874,163
Depreciation & Accretion	645,442	787,674
Research & Development	1,653	20,999
Total Operating Expenses	$2,467,521	$3,927,283

We incurred operating expenses of $677,131 during the three months ended September 30, 2015, compared to $1,227,430 for the three months ended September 30, 2014. This $550,299 decrease was driven by a $61,412 decrease in professional fees from elimination of outside consultants in 2015, $419,901 decrease in compensation expenses, mostly amortization of LTIP expense and $20,554 decrease in other operating expenses. A breakdown of the components of operating expenses for the nine months ended September 30, 2015 and 2014, are as follows:

Operating Expenses	Three Months ended September 30, 2015	Three Months ended September 30, 2014
Selling, General and Administrative expenses- Professional Fees	$157,099	$218,511
Selling, General and Administrative expenses- Compensation	197,696	617,594
Selling, General and Administrative expenses- Other	109,368	129,922
Depreciation & Accretion	212,968	256,749
Research & Development	—	4,654
Total Operating Expenses	$677,131	$1,227,430

Non-Operating Expenses

Interest Expenses

For the nine months ended September 30, 2015, we incurred net interest expense of $447,669 as compared to $306,107 for the nine months ended September 30, 2014, mainly from the interest payments on the mortgage on our facility in Canada, interest payments on our capital leases, and interest accrued on our related party promissory notes.

Income Tax Expenses

For the nine months ended September 30, 2015, and 2014, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the nine months ended September 30, 2015 and 2014, we recorded no income tax expense or future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $2,944,131 in the nine months ended September 30, 2015 as compared to a net loss of $4,182,085 in the nine months ended September 30, 2014. These losses consisted of losses from continuing operations of $2,909,718 and $4,243,554 for the nine months ended September 30, 2015 and 2014, respectively, and loss from discontinued operations of $34,413 for the nine months ended September 30, 2015 and a gain of $61,469 for the nine months ended September 30, 2014. The decrease in net loss for the nine months ended September 30, 2015 was driven mainly by the idle plant and reductions in operating expenses we realized in the current year, as discussed previously.

Liquidity and Capital Resources

At September 30, 2015, we had a cash balance of $40,508. Our principal source of liquidity in 2015 was borrowing under a related party short-term note. As discussed earlier in this MD&A, our processors are currently idle and, thus, we are not producing fuel or generating fuel sales. Furthermore, we have shifted our business strategy to focus on processor sales, rather than fuel sales. Our current cash levels are not sufficient to enable us to make the required repairs to our processors or to execute our business strategy as described in this Report. As a result, we intend to seek significant additional capital through the sale of our equity and debt securities and other financing methods to enable us to make the repairs, to meet ongoing operating costs and reduce existing current liabilities. We also intend to seek cash advances or deposits under any new processor sale agreements and/or related technology licenses. Management currently anticipates that the processors will remain idle until at least the first quarter of 2016, other than running pilot runs for sale of processors. Due to the many factors and uncertainties involved in capital markets transactions, there can be no assurance that we will raise sufficient capital to allow us to resume operations in 2015, or at all. In the interim, we anticipate that our level of operations will continue to be nominal, although we plan to continue to market our P2O processors with the intention of making P2O processor sales and technology licenses.

Our limited capital resources and recurring losses from operations raise substantial doubt about our ability to continue as a going concern and may adversely affect our ability to raise additional capital.. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The following table provides a comparative summary of our cash flows for the nine months ended September 30, 2015 and 2014.

	2015	2014
Net Loss from Continuing Operations	$(2,909,718)	$(4,243,554)
Net Loss from Discontinued Operations	(34,413)	61,469
Net Loss	((2,944,131)	(4,182,085)
Net Cash Used in Operating Activities	(1,406,243)	(1,127,629)
Cash Flows from Investing Activities
Net Cash (Used) Provided in Investing Activities	(38,148)	27,665
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	1,305,247	916,406

Cash and Cash Equivalents at Beginning of Year	179,652	203,949
Cash and Cash Equivalents at End of Year	$40,508	$20,391

Cash Flow from Operations

Cash used in operations was $1,406,243 and $1,127,629 for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, cash was mainly used to pay down balance sheet obligations, and to continue funding operating costs, including professional fees.

Cash Flow from Investing Activities

Cash used and provided in investing activities was $38,148 and $27,665, respectively, for the nine months ended September 30, 2015 and 2014. For the nine months ended September 30, 2105 and 2014, cash was mainly used to fund the Regional Recycling Center lease, which is included in discontinued operations.

Cash Flow from Financing Activities

Cash flow from financing activities was $1,305,247 and $916,406, for the nine months ended September 30, 2015 and 2014, respectively. For both nine months ended September 30, 2015 and 2014, these amounts represented proceeds received from the issuance of shares common stock and funds provided under a related party short-term note agreement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the nine months ended September 30, 2015 and 2014, other than operating leases, as discussed in Note 7.

Transactions with Related Parties

At September 30, 2015, the company’s accounts payable included a $75,218 outstanding balance to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made by Heddle Marine on behalf of our company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities.

On November 19, 2014, we entered into a Subscription Agreement with Heddle Marine Services, a business controlled by Mr. Richard Heddle, ~~t~~he Company’s Chief Executive Officer and a member of the Company’s board of directors, pursuant to which we issued to Heddle Marine a $1 million principal amount 12% Secured Promissory Note, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share.

From June 2014 to November 6, 2015, Mr. Heddle, the Company’s Chief Executive Officer~~,~~ made several personal loans to the company to provide working capital. As of November 10, 2015, the current aggregate outstanding balance was $1,462,000

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became our CEO. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At September 30, 2015, there were no installed marine vessel processors as per the terms of the contract.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interest. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short- term related party debt outstanding as of September 30, 2015 and December 31, 2014 was $1,311,832 and $8,850, respectively.

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

During the nine months ended September 30, 2015 and 2014, 100.0% of total net revenues were generated from a single, and four customers respectively. As of September 30, 2015 and 2014, one and three customers, respectively, accounted for 100.0% of accounts receivable.

During the nine months ended September 30, 2015 and 2014 five suppliers accounted for 30.9% and 50.8% of accounts payable, respectively.

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

ITEM 5. Other Information

On November 6, 2015, we entered into a third amendment (the “Third Amendment”) of our four related agreements with EcoNavigation, LLC, as described in the Company’s Current Report on Form 8-K dated January 2, 2015. The sole purpose of the Amendment was to extend the term of the pilot program from 300 days to 390 days (until January 27, 2016).

The foregoing description of the Third Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of such agreements, copies of which are filed herewith as Exhibits 10.1, 10.2, 10.3 and 10.4 and are incorporated by reference herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required by this item are listed on the Exhibit Index attached hereto.

(a) Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
10.1	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 27.1 and 27.2 of Equipment Supply Contract
10.2	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 13.1 and 13.2 of Technology License and Referral Agreement
10.3	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 23.1 and 23.2 of Catalyst Supply Agreement
10.4	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 13.13.1 and 13.13.2 of Monitoring, Maintenance, Repair and Upgrade Agreement
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized.

PLASTIC2OIL, INC.

Date: November 12, 2015	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President, Chief Executive Officer	November 12, 2015
Richard Heddle	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Philip J Bradley	Director	November 12, 2015
Philip J. Bradley

/s/ Rahoul S. Banerjea	Chief Financial Officer	November 12, 2015
Rahoul S. Banerjea	(Principal Financial Officer and Principal Accounting Officer)

