Form 10-K
period 2015-12-31
Plastic2Oil, Inc.
filed 2016-04-14
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $10.3 million as of June 30, 2015 based upon the closing price of $0.09 per share on June 30, 2015.

As of April 14, 2016, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

“distillate” means a product derived from petroleum-based hydrocarbons.

“Fuel Oil” means various ranges of Number 1 to 6 fuels distilled from crude oil, or in P2O’s case, distilled from plastic;

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

Our P2O business is a commercial manufacturing and production business. We plan to grow mainly from sale of processors, secondarily from the sale of fuel products. We provide environmentally-friendly solutions through our processors and technologies. Our primary offering is our Plastic2Oil®, or P2O®, solution, which is our proprietary process that converts waste plastic into fuel through a series of chemical reactions (our “P2O business”). We collect mainly mixed plastics from commercial and industrial enterprises that generate large amounts of waste plastic for use in our process. Generally, this waste plastic would otherwise be sent to landfills and its disposal potentially can be quite costly for companies. We use this waste plastic as feedstock to produce Fuel Oil No. 2, Naphtha, and Fuel Oil No. 6 for various uses by our customers. We own and operate our P2O processors and have the capability to produce and store the fuels at, and ship from, our facilities in Niagara Falls, NY. We sell the fuels we produce to customers through two main distribution channels, fuel wholesalers and directly to commercial and industrial end-users.

At April 14, 2015, we had three fully-permitted operational P2O processors, one dedicated to research & development and two dedicated to fuel production. All three processors are located at our Niagara Falls, NY facility, and our fourth and fifth processors were in process of assembly for sale. For the reasons described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the three operational P2O processors have been idle since late December 2013.

For financial reporting purposes, we operate in two business segments, (i) our P2O solution, which manufactures and sells processors as well as sells the fuel produced through our processors (ii) data storage and recovery (the “Data Business”). As part of our P2O business segment, we began to offer for sale built-to-order P2O processors for use at a customer’s site. Previously, we operated a chemical processing and cleaning business, known as Pak-It and a retail and wholesale distribution business known as Javaco, Inc. As of December 31, 2012, we had exited both of these businesses and their results in all periods presented are classified as discontinued operations. As of this filing date of the report, our processors were idle and not producing fuel products. Our P2O business has been operating in a limited commercial capacity since December 2010 and we anticipate that this line of business will account for a majority of our revenues in 2016 and periods thereafter. Historically, however, our revenues have been partially derived from our other lines of business and products, Javaco and Pak-It, which are classified in this Annual Report as discontinued operations. In the year ended December 31, 2015, we had total sales of approximately $16,728, of which $0 were derived from our P2O business and $16,728 were derived from our Data Business. In the year ended December 31, 2014, we had total sales of $59,017 from our P2O business and $12,906 from our Data Business.

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

In December 2010, the Company entered into a twenty year lease for a recycling facility in Thorold, Ontario. During the period ended December 31, 2013, the Company determined that it would no longer operate the facility and shut down all operations. The assets and operations related to the recycling facility have been reclassified as discontinued operations for all periods presented (See Note 15). The property was vacated on November 10, 2015 and the lease was terminated on January 15, 2016 effective October 31, 2015.

On July 31, 2014, we changed our corporate name to Plastic2Oil, Inc. On January 6, 2015, we changed the names of our two Canadian subsidiaries from JBI (Canada) Inc. to Plastic2Oil (Canada), Inc., and from JBI RE ONE, Inc. to Plastic2Oil RE ONE, Inc.

Our common stock is quoted on the OTCQB Market under the symbol “PTOI”.

Organizational Chart

The following chart outlines our corporate structure, as of March 30, 2016, and identifies the jurisdiction of organization of each of our material subsidiaries. Each material subsidiary is wholly-owned by the company.

Plastic2Oil, Inc.	-	Operates our Data Recovery and Migration business and Parent company with corporate office in Niagara Falls, NY.

Plastic2Oil of NY #1, LLC	-	Operates our P2O business in Niagara Falls, NY.

Plastic2Oil (Canada) Inc.	-	Conducts our P2O business in Canada, including management of our Ontario, Canada fuel blending site.

JBI RE#1, Inc.		Real Estate holding subsidiary operating out of the Niagara Fall, NY

Plastic2Oil RE ONE, Inc.		Real Estate subsidiary operating out of Ontario, Canada

Our Primary Business - Plastic2Oil

P2O Overview

Our business focus is to manufacture and sell processors that produce fuel products mainly from unsorted, unwashed waste plastics for distribution across a number of markets. We plan to grow mainly from sale of processors, secondarily from the sale of fuel products. We continue to execute on our business strategy with the goal of becoming a leading North American company that sells procesors to transform waste plastic into ultra-clean, ultra-low sulphur fuel. We have years of operating data and have solved numerous challenges that vexed the plastics-to-oil industry. Since inception we have produced approximately 670,000 gallons of fuel. Our P2O processors have evolved into a modular solution with the completion of our third P2O processor in 2013. We use third party contract manufacturers to supply us with many of the key modular components of our processors, including the kilns, distillation towers and other key components that require specialized machining and fabrication. As of the filing date of this report, our processors were idle and not producing fuel products. Processors are being used only for customer visits and for maintenance activities.

Our proprietary P2O process converts waste plastic into fuel through a series of chemical reactions. We developed this process in 2009 and began very limited commercial production in 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor at our Niagara Falls, New York facility. Currently, we have three fully-permitted P2O processors, which are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6, all of which are fuels produced to the specifications published by ASTM. One fully-permitted P2O processor is dedicated to research and development activities. We have components for two additional processors at an outside vendor, which are included in the balance sheet as deposits. Our P2O process is capable of producing two by-products, an off-gas similar to natural gas and a petcoke carbon residue. In instances when wwe produce and sell fuel products, we primarily use our off-gas product in our operations to fuel the burners in our P2O processors. Historically, we have sold our fuel products through two main distribution channels comprised of fuel wholesalers and directly to commercial and industrial end-users.

We shut down our fuel production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors and we have not resumed fuel production due to the repair costs as well as our shift in strategy toward manufacturing processors for sale, as opposed to producing and selling fuel products. Management estimates that the repair of the processors will require the expenditure of between $175,000 and $200,000. An additional $300,000 of startup working capital will be required to resume operations mainly for hiring operational personnel and incremental overhead expenses. At March 30, 2016, we lacked the working capital or access to bank credit to make these repairs. We are reviewing our financing options, including the sale of shares of our common stock or other securities, in order to allow us to obtain sufficient funds to make the required repairs and resume pilot operation of our processors to support processor sales. These processors were idle for all of 2015.Management currently anticipates that the processors will remain idle at least until the third quarter of 2016 other than pilot,or demo ,runs to support processor sales. During the idle period, we significantly reduced our headcount by furloughing our operations personnel but retained a small team to perform general repairs and maintenance on the processors. Once the processors are fully operational, we expect a small increase in our headcount in order to resume fuel production.

Our P2O process accepts mainly unsorted, unwashed waste plastics. We believe our P2O process offers a cost-effective solution for businesses that currently have to pay to dispose of these types of waste. Although many sources of plastic waste are available, we have focused our feedstock sources on primarily post-commercial and industrial waste plastic. Generally, we believe that this waste stream is more costly for companies to dispose of, making it more readily available in large quantities and cheaper for us to acquire than other potential types of feedstock.

Currently, we understand that there are several plastic-to-oil processes operational globally. These other processes employ a wide range of technologies and yield varying purities of fuel output. We believe that our process has many advantages over many other commercially available processes in that our P2O solution requires a comparatively less initial capital investment and yields high-quality, ultra-low sulphur fuel, with no need for further refinement. Additionally, our process uses comparatively little energy and physical space, which, in our view, makes it well suited for high-volume production and expansion to multiple sites.

P2O Process and Operations

Our patent-pendingP2O conversion process involves the cracking of the plastic hydrocarbon chains at ambient pressure and comparatively low temperature using a catalyst. There are various processes in existence for converting plastic and other hydrocarbon materials into products for use in the production of fuels, chemicals and recycled items. These processes include: pyrolysis (conversion using dry materials at high pressure and temperature in the absence of oxygen), catalytic conversion (conversion using a catalyst for stimulating a chemical reaction), depolymerization (conversion using superheated water and high pressure and temperature) and gasification (conversion at high temperature using oxygen or steam).

We have developed our Plastic2Oil processors with the ability to be continuously running, energy-efficient and environmentally-friendly while converting waste plastics into end-user ready, and ultra-clean, ultra-low sulfur fuels. The processors are periodically shut-down for maintenance and residue removal. The fuels produced can be used directly by our customers without further refining or processing. Over a three year period, we have scaled our processing operations from a one gallon processor to three processors, each permitted to feed up to 4,000 pounds of feedstock per hour. In prior years, some of the milestones that we have reached include:

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

Processor Output

We are currently permitted to feed two tons, or 4,000 pounds, of waste plastic per hour into each processor by a continuous conveyor belt where it is heated by a burner that mainly burns off-gases produced from the P2O process. Plastic hydrocarbons are cracked into various shorter hydrocarbon chains and exit in a gaseous state. Any residue, metals and or non-usable substances remain in the reactor and are periodically removed. Through our proprietary process, Fuel Oil No. 6, Fuel Oil No. 2, and Naphtha are condensed from the reactor through the remainder of the process. The fuel output is then transferred to storage tanks automatically by the system. Our process is mainly operated by an automated computer system that controls the conveyor feed rate, system temperatures, off-gas systems and the pumping out of newly created fuel to storage tanks. The plastic to liquid fuel conversion is approximately 86% by weight. Therefore, 20 tons of plastic can be processed into approximately 4,100 gallons of fuel. At March 30, 2016, we had three processors at our Niagara Falls, NY facility. One processor was dedicated to research and development and all three processors remained idle due to maintenance and repair issues.

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

P2O Facilities

We currently have one main facility (located in Niagara Falls, NY) that we use in our P2O business, as well as a second facility, our fuel blending site (located in Thorold, Canada), for use in the future. These are briefly described below. Additional information on our properties can be found in Item 2 of this report.

Niagara Falls, NY facility: Our Niagara Falls, NY facility currently has two buildings, a 10,000 square foot building that currently houses one commercial-scale P2O processor and one P2O processor devoted to research and development activities, and a 7,200 square foot building housing the third commercial-scale P2O processor. Our Niagara Falls operations are situated on eight acres that can accommodate expansion of our operations. This facility also serves as the center of our research and development operations and our administrative offices.

Blending Site: We own a 250,000 gallon fuel-blending facility in Thorold, Ontario, Canada, which, when in use, would allow us to blend and self-certify certain fuels that are produced from our process to meet government specifications.

Sales and Distribution

Our P2O business is a commercial manufacturing and production business. We plan to grow mainly from sale of processors first, and fuel seller second.

We sell our fuel products through two main channels: fuel brokers and direct to end-users. We have no long-term contracts for fuel sales; rather, we sell our fuel through the issuance of routine purchase orders.

During the years ended December 31, 2015 and 2014, 100%, and 89% of total net revenues were generated from a single, and two customers, respectively. As of December 31, 2015 and 2014, one and two customers, respectively, accounted for 100% of accounts receivable.

Suppliers

The principal goods that we require for our P2O business are the waste plastic that we use as feedstock for production of our fuels. We collect waste plastics from commercial and industrial businesses that generate large amounts of this waste stream. As of April 14, 2016, we had approximately 327,000 pounds of waste plastic and approximately 10,000 gallons of heat transfer fluid available in inventory as feedstock, to support the resumption of operations upon the repairs, as mentioned above.

We also rely on third party manufacturers for the manufacture of many components of our processors including kilns and distillation towers.

During the years ended December 31, 2015 and 2014, five and four suppliers, respectively, accounted for 30.9% and 38.0% of accounts payable, respectively.

Licenses, Permits and Testing

We maintain the following permits and licenses in connection with the operation of our P2O business.

License/Permit	Issuing Authority	Registration Number	Issue date
Air Permit	NYSDEC	9-2911-00348/00002	06/30/2015(Annual)
Solid Waste Permit	NYSDEC	9-2911-00348/00003	06/30/2015(Annual)
Bulk Fuel Blending License	Ontario Technical Standards & Safety Authority	000184322	10/12/2015(Annual)
Waste Disposal Site	Ontario Ministry of the Environment	A121029	Perpetual (subject to annual reviews)

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

1 “ppm” means parts per million

Industry Background

Alternative fuels are generally considered to be any substances that can be used as fuel, other than conventional fossil fuels such as naturally occurring oil, gas and coal. There have been many approaches taken to producing alternative fuels, including conversion of corn oil, vegetable oil and non-food-based materials. These approaches have demonstrated varying degrees of commercial potential. Some of the challenges that alternative fuel producers have faced include high feedstock supply costs, lower perceived value of fuel product, higher capital costs and dependence on government regulations for economic viabilities. We believe our company is distinguishable from other producers of alternative or renewable fuels because our P2O solution represents a process and product that is commercially viable and designed to provide immediate benefit for industries, communities and government organizations with waste plastic recycling challenges. Our business model is premised on the need for a more efficient and cost-effective. alternative to disposing of waste plastic in jurisdictions where the cost of transporting and landfilling large amounts of plastic is quite costly.

Competition

Our P2O business has elements of both a recycling business and a fuel refiner/ production business, which makes it difficult to identify and make direct comparisons to competitors. Both the recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to achieve and maintain a competitive position with respect to technological advances in both of these sectors. We believe that our business currently faces competition in the plastics-to-energy market, including competition from PK Clean, Vadxx Energy, Green Envirotec Holdings LLC, Agilyx and RES polyflow, each of which has developed alternative methods for obtaining and generating fuel from plastics. See “Risk Factors—Risks Related to Our Business”. Because P2O solution end products include a variety of fuels, we also face competition from the broader petroleum industry.

Business Model

We believe that our business model provides a unique proposition for both the “supply side” and the “end-user” side of the waste-to-fuel value chain. Our P2O technology is positioned to link these two sides by offering economic incentives in both directions. We believe P2O offers value to suppliers of waste plastic by saving transport and landfill tipping fees, and value to fuel end-users by providing ultra-low sulphur green fuel. Given these incentives, we believe that our business will be sought after by those industries that can benefit from the added value that we provide, thus allowing the potential for our company’s growth through sale of processors.

Business Strategy

Our long-term strategy is to become the leading plastic-to-oil processor manufacturer. Our processor buyer are private and municipalities in the recycling industry who can operate on a commercial scale. Our fuels consumers are fuel distributors. Our processors are to demonstrate our technology and processor capabilities, for process improvement, for research and development activities and to test potential customer feedstock. The key elements of our strategy to achieve this goal are as follows:

Marketing Strategy

We target post-commercial and industrial waste plastic partners. We believe this allows us to identify sources of large plastic waste streams, such as industrial sites and material recovery facilities and recycling centers. We also seek to partner with businesses and municipalities that collect waste plastics. Our vision is to help redirect these waste plastic streams, preventing them from entering landfills.

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

Competitive Strengths

We believe that our competitive strengths are as follows:

Our processors convert unwashed waste plastics into “in specification fuels” ready for use by the end-user customer. Our process does not generate any waste water. The fuel is Halide-free and there is no further need for refinement. The process does not produce any hazardous waste.

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

Other Businesses

Data Recovery & Migration

In June 2009, we purchased certain assets from John Bordynuik, Inc., a corporation founded by John Bordynuik, our former Chief Executive Officer and former Chief of Technology and who now serves as a consultant to the company.. The assets acquired from John Bordynuik, Inc. included tape drives, computer hardware, servers and a mobile data recovery lab to read and transfer data from magnetic tapes and these assets are used in our Data Recovery & Migration business.

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

The process for data recovery was developed and is very highly dependent on the services of Mr. Bordynuik. The Data Business’s reliance on Mr. Bordynuik was a key driver to achieving revenue in 2015 and 2014. In light of our business strategy focus on our P2O business, we anticipate that revenues and profits generated from our Data Business operations will represent a decreasing share, if any, of our total revenues and profits in future reporting periods. Due to these factors, all related to the assets of the Data Business was recorded as impaired in 2012.

Pak-It

From September 2009 until February 2012, through Pak-It, we were engaged in the manufacture of cleaning chemicals. As previously reported, we sold substantially all of the assets of this business in February 2012 because management felt that Pak-It’s business was no longer aligned with our strategic focus on our P2O business. For all years reported, the results of operations of Pak-It have been recorded as discontinued operation, as recorded in Footnote 17 of our Consolidated Financial Statements.

Javaco

From August 2009 until July 2012, through Javaco, we were a retailer and wholesale distributor of equipment, hardware and tools for the safety, maintenance and construction industries. As previously reported, in July 2012, we closed Javaco and liquidated substantially all of the fixed assets and inventory because management felt that Javaco’s business was no longer aligned with our strategic focus on our P2O business. For all years reported, the results of operations of Javaco have been recorded as discontinued operations, as recorded in Footnote 17 of our Consolidated Financial Statements.

Intellectual Property

To ensure the protection of our proprietary technology, we have applied for patent protection for both the P2O process and P2O processor. As of March 30, 2016, no patents have been issued. (The application was published on January 1, 2015 under Publication No. US2015/0001061 and is available on the USPTO website at http://patft.uspto.gov/). Management anticipates filing additional patent applications for various aspects of our P2O process in the near future. A lack of patent protection could have a material adverse effect on our ability to gain a competitive advantage for our process and processors, since it is possible that our competitors may be able to duplicate the P2O process for their own purposes. We also rely on our trade secrets to provide protection from portions of our process and proprietary catalyst. See “Risk Factors—Risks Related to Our Business”.

We also hold a U.S. patent relating to our Data Business for the recovery of tape information.

Research and Development

Given our strategic focus on developing our P2O business, we anticipate that our research and development activities related to our P2O processors and the construction, operation and systems management of those processors will decrease. Specifically, we will seek to increase the operational capabilities and performance of our P2O processors as opportunities arise. Research and development expenditures were $1,653, and $20,999 in 2015 and 2014, respectively.

Employees

As of April 14,, 2016, we employed four persons on a full-time basis, of which one is were executive management, two were in finance and administration, one were in operations. None of our employees are subject to a collective bargaining agreement and we believe that our labor relations are good.

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

We have incurred net losses since our inception, including losses of $4,266,070, and $6,801,519 in 2015 and 2014, respectively. We expect to incur losses and potentially have negative cash flow from operating activities for the near future. We have divested of our significant non-core businesses, which historically had generated revenues for the Company and have transitioned our focus solely on the development of our P2O business. To date, our revenues from our P2O business have been limited and we expect to invest significant additional capital in the further development and expansion of our P2O business and for marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. As a result, even if our revenues increase substantially, we expect that our expenses could exceed revenues for the foreseeable future. It is not certain when we will achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We may experience significant fluctuations in our revenues, significantly driven in part by the long negotiation periods, market price of fuel and we may incur losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of investors and securities analysts, which may result in a decrease in the market value of our securities.

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

Our P2O business has elements of both a recycling business and a fuel refiner/ production business, which makes it difficult to identify and make direct comparisons to competitors. Both the recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to achieve and maintain a competitive position with respect to technological advances in both of these sectors. We believe that our business currently faces competition in the plastics-to-energy market, including competition from PK Clean, Vadxx Energy, Green Envirotec Holdings LLC, Agilyx and RES polyflow, each of which has developed alternative methods for obtaining and generating fuel from plastics. See “Risk Factors—Risks Related to Our Business”. Because P2O solution end products include a variety of fuels, we also face competition from the broader petroleum industry.

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

Our P2O business model depends on sale of processors. However, our customers may delay procurement due to the availability of waste plastic obtained at relatively low cost to be used as a feedstock to produce our fuel products. If the availability of feedstock decreases, or if our customers are required to pay substantially more than is reasonable to become profitable for feedstock, this could reduce their fuel production and/or potentially reduce their profit margins if they are forced to use alternative, more costly measures to procure feedstock. It is possible that an adequate supply of feedstock may not be available for the customer processors to meet daily processing capacity. This could have a materially adverse effect on our customer’s financial condition and operating results.

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

A significant portion of our anticipated revenue for fiscal 2016 will be derived from processor sales, as well as from the sale of fuel that we produce at our Niagara Falls, NY Facility. We will incur additional expenses to increase production at that facility and any failure to produce fuel at anticipated volumes and costs would adversely affect our revenues, free cash flow and potential ability to build other planned production facilities. Such failure would adversely affect our business, financial condition and results of operations.

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

A key component of our business strategy is to market our processors and fuel as a viable high quality fuel to wholesalers and industrial end-users. If we fail to successfully market our processors or fuel or the targeted customers do not accept it, our business, financial condition and results of operations will be materially adversely affected.

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

Our independent registered public accounting firm, in their audit opinions issued in connection with our consolidated balance sheets as of December 31, 2015 and 2014 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014, have expressed substantial doubt about our ability to continue as a going concern given our net losses, accumulated deficit and negative cash flows. The accompanying consolidated financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and accordingly do not contain any adjustments which may result due to the outcome of this uncertainty.

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

Sales of substantial amounts of our common stock by stockholders in the public market, or even the potential for such sales, may adversely affect the market price of our common stock and could impair our ability to raise capital through selling equity securities. As of the date of this filing, approximately [99.9 million] of the 124.8 million shares of common stock currently outstanding were freely transferable without restriction or further registration under the securities laws, unless held by “affiliates” of our company, as that term is defined under the securities laws. We also have outstanding, approximately 124.8 million shares of restricted stock, as that term is defined in Rule 144 under the securities laws that are eligible for sale in the public market, subject to compliance with the requirements of Rule 144.

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

1.           Corporate Office and Niagara Falls, NY facility

Our Niagara Falls, NY facility currently has two operating buildings, a 10,000 square foot building that currently houses two commercial-scale P2O processors and a 7,200 square foot building that houses one commercial-scale processor of our P2O business and other fabrication equipment and parts relevant to the process. This facility serves as the center of our research and development operations and our corporate and administrative offices and is situated on eight acres of land which we own, subject to a mortgage securing approximately $30,000 of mortgage debt outstanding as of April 14, 2016. We believe that this site is adequate to accommodate further expansion of our operations in the foreseeable future.

2.           Recycling Facility

The property was vacated on November 10, 2015 and the lease was terminated on January 15, 2016 effective October 31, 2015. The original lease would have expired on December 31, 2030. We leased approximately 18,000 square feet of commercial space on nine acres in Thorold, Ontario, Canada, in which we operated our discontinued waste plastics and cardboard recycling facility. This location is located approximately 15 miles from the Niagara Falls, NY facility. In the fourth quarter of 2013, the Company determined that it would no longer operate the facility and shut down all operations. The assets and operations related to the recycling facility have been reclassified as discontinued operations for all periods presented. (See Note 17)

3.           Fuel Blending Facility

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

4.           Thorold, Ontario, Canada Office Building

We own approximately 21,000 square feet in Thorold, Ontario, consisting of 5,000 square feet of office space and 16,000 square feet of warehousing and storage space which serves as storage for our company as well as offsite IT operations. This property is encumbered by a mortgage securing approximately $202,000 of debt.

ITEM 3. LEGAL PROCEEDINGS

On August 9, 2013, a purported shareholder derivative suit was filed in the United States District Court for the District of Massachusetts against John Bordynuik, former Chief Executive Officer of the Company and a former member of the Company’s Board of Directors, and Ronald C. Baldwin, former Chief Financial Officer of the Company. The Complaint was filed by Erwin Grampp, allegedly acting on behalf of the Company, and it names the Company as a nominal defendant. This is the second purported shareholder derivative suit that Mr. Grampp has filed in which the Company has been named as a nominal defendant. As previously reported, the first such suit by Mr. Grampp was dismissed by the court. This recent Complaint (“Grampp II”) alleges, inter alia, that defendants Bordynuik and Baldwin breached fiduciary duties owed to the Company by causing the Company to erroneously book certain media credits in 2009. Grampp II alleges that this conduct resulted in two lawsuits against the Company, one an action brought by the Securities and Exchange Commission (the “SEC Action”) and the other a purported class action by Ellisa Pancoe and Howard Howell (the “Class Action”). Grampp II alleges that the Company has settled the SEC Action, and that the Company is in the process of settling the Class Action, but that the Company has been damaged as a result of these two lawsuits. Grampp II seeks to recover damages on behalf of the Company from defendants Bordynuik and Baldwin in an unspecified amount. It also seeks unspecified equitable relief, and costs and attorneys’ fees incurred in the action. On October 11, 2013, defendants Bordynuik and Baldwin filed a motion to dismiss this action. Thereafter, the Court granted plaintiff leave to amend his complaint, and defendants Bordynuik and Baldwin renewed their motion to dismiss. On September 22, 2015, the Court issued its Order denying that motion without prejudice and ordering the parties to conduct limited discovery regarding the issue of whether plaintiff Grampp is an adequate shareholder representative. The Court further ordered that upon completion of that discovery, the parties were to report to the Court by December 10, 2015, whether they had reached an agreement to resolve the case, and if not, whether either party believed it had a basis for filing a meritorious motion for summary judgment regarding whether plaintiff Grampp is an adequate shareholder representative. On October 30, 2015, the plaintiff filed an unopposed motion to dismiss the case, and on November 16, 2015, the court granted that motion and ordered that the case be dismissed with prejudice. Thus, the matter is concluded.

On August 14, 2013, John Bordynuik, Inc., a Company not affiliated with Mr. John Bordynuik, former Chief of Technology, brought suit against the Company in the United States District Court for the District of Nevada, alleging damages for breach of contract, conversion, fraud and fraud in the inducement in connection with an alleged 2009 Asset Purchase Agreement. In September 2013 and October 2013, the Company brought motions to dismiss the complaint and for summary judgment. On January 13, 2015, the Court issued its Order denying those motions, and on January 30, 2015, the Company filed its Answer to the Complaint, denying the material allegations of the Complaint and raising a number of affirmative defenses. On December 7, 2015, the parties filed with the Court a stipulation to dismiss the case, and on or about December 8, 2015, the Court ordered the matter dismissed with prejudice.

As of December 31, 2015, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

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

Quarter	High	Low
2015
First Quarter	$0.12	$0.06
Second Quarter	0.09	0.07
Third Quarter	0.09	0.05
Fourth Quarter	0.08	0.03

2014
First Quarter	$0.31	$0.06
Second Quarter	0.19	0.08
Third Quarter	0.19	0.08
Fourth Quarter	0.12	0.05

Holders

The last sales price of our common stock as reported by the OTC Market on April 13, 2016 was $0.04 per share.

On April 14, 2016, there were 485 holders of record.

As of April 14, 2016, we had issued and outstanding 124,756,158 shares of common stock, $0.001 par value per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2015 with respect to equity compensation plans under which the Company’s common stock may be issued.

Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Shareholders:

JBI, Inc. 2012 Long-Term Incentive Plan	1,628,000	$1.09	7,560,424
Equity Compensation Plans not Approved by Stockholders	N/A	N/A	N/A

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (the “ MD&A “) of the results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, together with the accompanying notes, as well as other financial information included elsewhere in this Report. This discussion contains forward-looking statements that involve certain risks and uncertainties, and that reflect estimates and assumptions. See the section titled, “Cautionary Statement Regarding Forward-Looking Statements” for more information on forward-looking statements. Our actual results may differ materially from those indicated in forward-looking statements. Factors that could cause our actual results to differ materially from our forward-looking statements are described in “Risk Factors” Part I Item 1A, and elsewhere in this Report.

Business Overview

For financial reporting purposes, we operate in two business segments, (i) our P2O® solution business, which manufactures and sells the fuel produced through our two operating P2O processors and (ii) data storage and recovery (the “Data Business”). As of this filing date of the report, our two operating processors were idle and not producing fuel products. Previously, we operated a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc. As of December 31, 2015, we had exited all of these businesses and their results in all periods presented are classified as discontinued operations (Note 15).

Our P2O business is a commercial manufacturing and production business. We plan to grow mainly from sale of processors, and secondarily from the sale of fuel products. We anticipate that this segment will account for substantially all of our revenues in 2016 and beyond. Historically, however, our revenues have been derived primarily from our other segments and products, including those noted above as discontinued operations.

The following table highlights since inception the proceeds from financings, research and development expenditures, investment in property, plant and equipment and fuel produced:

	FY 2009-2011	FY 2012	FY 2013	FY 2014	FY 2015	Total
Financing proceeds	$12,316,292	$11,699,066	$7,072,752	$1,705,095	$25,000	$32,818,205
Research & development expenditures	$1,540,942	$445,947	$465,671	$20,999	$1,653	$2,475,212
Investment in property, plant & equipment	$4,480,435	$311,998	$2,581,555	$13,775	-	$7,387,763
Fuel produced (in gallons)	-	317,224	337,813	12,959	-	667,996

Plastic2Oil Business

Our P2O business has elements of both a recycling business and a fuel refiner/ production business, which makes it difficult to identify and make direct comparisons to competitors. Both the recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to achieve and maintain a competitive position with respect to technological advances in both of these sectors. We believe that our business currently faces competition in the plastics-to-energy market, including competition from PK Clean, Vadxx Energy, Green Envirotec Holdings LLC, Agilyx and RES polyflow, each of which has developed alternative methods for obtaining and generating fuel from plastics. See “Risk Factors—Risks Related to Our Business”. Because P2O solution end products include a variety of fuels, we also face competition from the broader petroleum industry.

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

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report, we have three processors and components for two additional processors at an outside vendor site which are included in the balance sheet as deposits.These processors were idle for all of 2015. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. We have years of significant operating data and have solved numerous challenges that have blocked competitor success. Since inception we have produced a total of 667,996 gallons of fuel.

2015 update

P2O has substantially reduced the Company’s monthly cash burn rate, including cost cutting decisions, such as coming to agreement with the landlord in terminating the discontinued operations RRON lease in Thorold, Canada which had a term ending December 1, 2030. This termination will save approximately $1,161,360 in lease payments over the original life of the lease term ending on December 1, 2030. The property was vacated on November 10, 2015 and the lease was terminated on January 15, 2016, effective as of October 31, 2015.

Our 2016 P2O sales and marketing program are expected to include direct sales as well as new partnerships To that end, we made the decision not to further extend our agreement with EcoNavigation LLC as their firm has been unable to conclude processor sales via acceptable terms. The 2016 initiative has started and P2O is currently in discussion with a Southeast potential customer for up to six processors and two Midwest potential customers for up to four processors. The Southeast potential could lead to purchase of two processors in 2016.

Through years of testing and refinement in conjunction with our outside engineering firm, we are considering bringing our flagship processor #3 back online in the coming months. It will be important to be able to demonstrate the commercial viability of this processor by regular operations at our Niagara Falls plant. Of primary influence to our decision to expand our sales efforts and to bring the flagship processor #3 back on line is our view based on analysis and consultation that oil prices have reached a bottom and could rise to $50 a barrel by the end of the year.

While the price of crude is a factor in certain economic analysis pertaining to our processor sales, it is not the only factor. There are significant costs associated with landfill disposal. Financial decisions regarding P2O’s technology are based on the results of models that are tailored specifically to each potential client. These include, but are not limited to, the anticipated life of a processor or cluster, specific configurations of customers’ sites and facilities on hand, and the ability to integrate P2O’s technology into existing operations.

Internal Changes

While our primary focus continues to be on the sale of our disruptive technology, a number of internal operational changes are being addressed:

1. Management expects the Niagara Falls plant to provide a source of revenue. We plan to raise additional outside capital for the restart of flagship processor #3 and we are also considering modifications to our processor #2 in order to improve economies of scale and deliver cash flow.

2. Plastics2Oil owns a fully permitted fuel blending facility in Thorold, Canada. Regional demand justifies bringing the facility back on line and we intend to lease the blending facility to a qualified independent operator in 2016.

3. P2O will continue to draw support from our loyal shareholder base that includes individuals with impressive business credentials, experience and acumen. Valuable strategic suggestions have been offered and are being evaluated. P2O is also considering making important additions to support the our 2016 sales and marketing initiatives. This will require a project management team and P2O may also require an ancillary advisory board.

Madison County, New York

Many P2O investors may be aware that an RFP has been issued by Madison County, New York. We applaud Madison County’s role in recognizing environmental issues and initiating a regional alternative to the disposal of agricultural waste plastic in landfills. In the past, P2O has successfully processed plastic feedstock for Madison County.

We will continue to evaluate the situation in order to determine if we wish to make a bid , there is a worthy, viable proposal that can be submitted. If no bid is accepted by Madison County for its RFP, P2O will seek to provide other solutions that may work for our neighbors in Madison County.

Recent Development

On January 21, 2016, the Company elected not to extend the term of its pilot program with EcoNavigation, LLC.

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

Data Recovery & Migration Business

The Data Recovery & Migration Business is not as capital intensive as our P2O business, but is time consuming with regard to the allocation of the time of John Bordynuik, our founder and currently a consultant. His time is needed to interpret and read tape data and make necessary adjustments to the programming of the tape-reading equipment in order to accurately read the data. Revenues for this segment will vary based on our ability to read the tape data timely and the availability of Mr. Bordynuik to dedicate portions of his time to reading and interpreting the data from our customers’ media in the event that certain updates or changes to the programming are needed. During 2015 and 2014, we were able to complete certain orders for tape reading and recognize revenue related to this service. Due to the aforementioned time constraints of the Data Business, we are unable to routinely complete orders for tape reading services and recognize revenue for the work and revenue from this business will be limited and not predictable.

Listing on the OTCQB

On April 14, 2016, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On April 14, 2016, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.04.

Sources of Revenues and Expenses

Revenues

In 2015, we derived revenues from one defined business segments: (1) P2O, through the manufacture of processor and as well as from the sale of Fuel Oil No 2, Naphtha and Fuel Oil #6; and (2) Data Business, through the reading and interpretation of magnetic tape data. We did not derive any revenue from the operations of Recycling Center, Javaco and Pak-It during the year; however, the results of operations Recycling Center, Javaco and Pak-It for all prior years presented have been classified as discontinued in the statement of operations.

Cost of Sales

Costs of Sales for P2O when operating consist of the following:

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

Other Income (Expense)

In 2015, other expense of $1,211,425 consisted mainly of $618,278 of interest expenses on short-term loans and secured debt and $593,060 impairment loss from property plant and equipment. In 2014, other expense of $1,447,654 consisted mainly of the interest expenses on short term loans and secured debt $438,992, loss on disposal of assets $75,052, impairment loss from property plant and equipment $927,163 and offset by miscellaneous receipts of payments from scrap metal.

Results of Operations – Year ended December 31, 2015 compared to Year ended December 31, 2014

Revenue

As we only recently shifted our business strategy to selling fuel processors, we did not derive any revenue from processor sales in 2015 or 2014. Additionally, we supplement this revenue with revenue from our Data Business through reading and interpreting magnetic tape media. The following table shows a breakdown of our revenues from these sources.

	Year Ended December 31,
Revenue	2015	2014	% Change
P2O Revenue
Fuels	$-	$46,111	(100.0)%
Total P2O Revenue	-	46,111	(100.0)%

Data Business	16,728	12,906	29.6%
TOTAL REVENUE	$16,728	$59,017	(71.7)%

There was no fuel production in the year ended December 31, 2015. Consequently, there was neither fuel shipment nor fuel revenue. The decrease in fuel revenue for the year ended December 31, 2015 as compared to December 31, 2014, was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers. These processors were idle for all of 2014 and 2015, and are currently idle. Fuel shipment from inventory stock accounts for the 2014 fuel revenue. Management estimates the processors will remain idle until third quarter of 2016, other than pilot runs to support processor sales.

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

The following tables provide a comparison of production and sales of our three specific fuels for the year ended December 31, 2014. As indicated earlier, we had no fuel produced in 2015.

	Gallons Produced			Gallons Sold
	Twelve Months ended December 31,			Twelve Months ended December 31,
Fuel Type	2015	2014	% Change	2015	2014	% Change
Fuel Oil No. 2	-	12,959	(100)%	-	17,699	(100)%
TOTAL	-	12,959	(100)%	-	17,699	(100)%

Revenues from the Data Business were driven by the completion of open and outstanding purchase orders.

Cost of Goods Sold & Total Gross Profit

As indicated earlier, we had no fuel produced in 2015 and 2014 were mainly from existing inventory on hand. The following tables are a breakdown of the costs of goods sold and Total Gross Profit:

	Year Ended December 31,
Cost of Good Sold	2015	2014	% Change
P2O Cost of Good Sold
Fuels	$-	$92,500	(100.0)%
Total P2O Cost of Goods Sold	-	92,500	(100.0)%

Data Business Cost of Goods Sold	6,435	5,206	23.6%
TOTAL COST OF GOODS SOLD	$6,435	$97,706	(93.4)%

	Twelve Months ended December 31,
Gross Profit (Loss)	2015	2014	% Change
P2O Gross Loss
Fuels	$-	$(46,389)	(100.0)%
Total P2O Gross Loss	-	(46,389)	(100.0)%

Data Business Gross Profit	10,293	7,700	33.7%
TOTAL GROSS LOSS	$10,293	$(38,689)	(126.6)%

There were no fuel shipments for the years months ended December 31, 2015 as compared to December 31, 2014, as noted above. The P2O inventory was revalued at December 31, 2015 and fully reserved. The cost of goods sold related to the Data Business relate to the direct labor incurred in the reading and interpreting of the magnetic tape data.

Operating Expenses

We incurred operating expenses of $3,322,630 during the year ended December 31, 2015, compared to $5,306,456 for the year ended December 31, 2014. This $1,983,826 decrease was driven by a $793,065 in professional fees decrease from elimination of outside consultants including a gain of $1,400 from revaluation of stocks and warrants paid to consultants, a $328,328 reduction in wages and $1,110,242 reduction of additional operational expenses, offset by a $240,000 of expenses related to the class action suit settlement (Note 9). For the years ended December 31, 2015 and 2014. For the years ended December 31, 2015 and 2014 compensation expense includes $ 347,850 and $583,818 of non-cash accrued wages. A breakdown of the components of operating expenses for the fiscal years ended December 31, 2015 and 2014, are as follows:

	Years ended December 31,
	2015	2014
Selling, General and Administrative expenses
Professional Fees	$614,330	$1,368,295
Compensation	886,965	1,215,293
Other	805,547	1,656,649
Depreciation & Accretion	928,533	1,045,220
Manufacturing expenses- other	85,602	-
Research & Development	1,653	20,999
Total Operating Expenses	$3,322,630	$5,306,456

Non-Operating Expenses

Interest Expenses

For the year ended December 31, 2015, we incurred net interest expense of $618,278 as compared to $438,992 for the year ended December 31, 2014.

Income Tax Expenses

For the years ended December 31, 2015, and 2014, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the years ended December 31, 2015 and 2014, we incurred $0 current income tax or future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $4,324,310 for the year ended December 31, 2015 as compared to a net loss of $6,801,519 for the year ended December 31, 2014. These losses consisted of losses from continuing operations of $4,523,762 and $6,792,799 for the years ended December 31, 2015 and 2014, respectively, and gains from discontinued operations of $199,452 and losses from discontinued operations of $8,720 for the years ended December 31, 2015 and 2014, respectively. The discontinued (Niagara Fall Recycling Facility) operations property was vacated on November 10, 2015 and the lease was terminated on January 15, 2016 effective October 31 with no penalty for early termination. This resulted in a 2015 adjustment to the short-term and long-term obligations set up in 2013 to zero, which resulted in a gain of $195,044.

Liquidity and Capital Resources

We do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors. At December 31, 2015, we had a cash balance approximately $18,488. Our principal sources of liquidity in 2015 were the proceeds from the related party short-term loans from our chief executive officer, and proceeds from the sale of shares or our common stock. In 2014, the proceeds from the sale of secured promissory note, the proceeds from the sale of shares of our common stock in private placements and cash generated from our P2O operations. As discussed earlier in this MD&A, our processors are currently idle and, thus, we are not producing fuel or generating fuel sales. Furthermore, we have shifted our business strategy to processor sales, rather than fuel sales. Our current cash levels are not sufficient to enable us to make the required repairs to our processors or to execute our business strategy as described in this Report. As a result, we intend to seek significant additional capital through the sale of our equity and debt securities and other financing methods to enable us to make the repairs, to meet ongoing operating costs and reduce existing current liabilities. We also intend to seek to cash advances or deposits under any new processor sale agreements and/or related technology licenses. Management currently anticipates that the processors will remain idle until at least the third quarter of 2016 other than running pilot, or demo, runs for sale of processors. Due to the many factors and uncertainties involved in capital markets transactions, there can be no assurance that we will raise sufficient capital to allow us to resume operations in 2016, or at all. In the interim, we anticipate that our level of operations will continue to be nominal, although we plan to continue to market our P2O processors with the intention of making additional P2O processor sales and technology licenses.

Our limited capital resources and recurring losses from operations raise substantial doubt about our ability to continue as a going concern and may adversely affect our ability to raise additional capital. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2015 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The following table provides a comparative summary of our cash flows for the fiscal years ended December 31, 2015 and 2014.

	For the Twelve Months ended December 31,
Cash Flow from Operating Activities	2015	2014
Net Loss from Continuing Operations	$(4,523,762)	$(6,792,799)
Net Income (Loss) from Discontinued Operations	199,452	(8,720)
Net Loss	(4,324,310)	(6,801,519)
Net Cash Used in Operating Activities	(1,745,409)	(1,813,053)
Cash Flows from Investing Activities		-
Net Cash (Used) Provided in Investing Activities	(552)	88,599
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	1,584,797	1,700,157

Cash and Cash Equivalents at Beginning of Year	179,652	203,949
Cash and Cash Equivalents at End of Year	$18,488	$179,652

Cash Flow from Operations

Cash used in operations was $1,745,409 and $1,813,053 for the years ended December 31, 2015 and 2014, respectively. In 2015 and 2014 cash was mainly used to continue funding the minimum operating costs.

Cash Flow from Investing Activities

Cash used in investing was $552 and $88,599 for the years ended December 31, 2015 and 2014, respectively. In 2014, the investment pertains to existing capital leases.

Cash Flow from Financing Activities

Cash flow from financing activities was $1,584,797, and $1,700,157, for the years ended December 31, 2015 and 2014, respectively. For 2015, these amounts were mainly driven by the proceeds received from short-term notes and shares of common stock in private placement. For 2014, these amounts were mainly driven by the proceeds received from the issuances of a secured note and shares of common stock in private placements, slightly offset by the repayment of short term notes and loans.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the years ended December 31, 2015 and 2014, other than operating leases, as discussed in Note 7.

Transactions with Related Parties

From June 2014 to December 31, 2015, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of December 31, 2015, the current aggregate outstanding balance including accrued interest at 4% per annum was$1,593,291. (See Note 6).

At December 31, 2015, the company’s accounts payable and accrued expenses included a $132,218 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued (RRON) Operation.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2015, there were no installed marine vessel processors pursuant to the contract.

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

Critical Accounting Policies

Basis of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2OilI Re One Inc., and JBI Re #1 Inc., Plastic2Oil of NY #1, and Plastic2Oil Marine Inc.. The results of Javaco and Pak-It are consolidated and classified as discontinued operations for all periods presented. (Note 17) All of our intercompany transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include amounts for impairment of long-lives assets, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities and accounts receivable exposures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

At December 31, 2015 and December 31, 2014, the Company had $100,322 and $100,222, respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts for December 31, 2015 and December 31, 2014 was $22,994 and $23,182, respectively.

Inventories

Inventories, which consist primarily of plastics, costs to process the plastic and processed fuel are stated at the lower of cost or market. We use an average costing method in determining cost. Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary. As of December 31, 2015 and 2014, reserves for obsolescence were $412,128 and $326,526, respectively.

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

As of December 31, 2015 and 2014, we had recorded impairment losses on property, plant and equipment of $593,060 and $927,163, respectively. The charge in 2015 relates specifically to construction in process parts and spare parts used in Processor #3 and #2 respectively. The charge in 2014 relates specifically to Processor #3, which along with Processor #2 is being set up mainly for pilot runs to support ongoing processor sales.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the unaudited condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the unaudited condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation.The December 31, 2015 assessment, amounted to a net increase of $8,849. As of December 31, 2015 and December 31, 2014, the carrying value of the asset retirement obligations were $41,000 and $31,215, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure. This liability is included in other long-term liabilities.

Environmental Contingencies

The Company records environmental liabilities at their undiscounted amounts on our consolidated balance sheets as other current or long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. These costs may be discounted to reflect the time value of money if the timing of the cash payments is fixed or reliably determinable and extends beyond a current period. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

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

Deposits

Deposits represent utility services deposit and payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. As at December 31, 2015 and December 31, 2014, the carrying value of the Deposits were $1,484,438 and $1,483,987 respectively.

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

Shipping and Handling Costs

The Company’s shipping and handling costs of $147 and $18,639 for the years ended December 31, 2015 and 2014, respectively, are included in cost of goods sold for the periods presented. Shipping and handling costs related to the purchase of inventory items are capitalized to inventory and expensed to cost of sales when the related inventory is sold for the periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $1,868 and $2,245 for the years ended December 31, 2015 and 2014, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2015, and 2014, the Company expensed $1,653, and $20,199, respectively, towards research and development costs.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gains and losses are included in the consolidated statements of operations. Resulting differences are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign exchange gain of $7,320 and loss of $2,330 for monetary items are included as general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2015 and 2014. The Company files tax returns in the U.S. federal and state jurisdictions as well as a foreign country. The years ending December 31, 2008 through December 31, 2015 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the year ended December 31, 2015, potential dilutive common stock equivalents consisted of 14,350,000 shares underlying common stock warrants and 1,628,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because they would be antidilutive. For the year ended December 31,2014, potential dilutive common stock equivalents consisted of 14,100,000 shares underlying common stock warrants, and 5,303,334 shares underlying stock options, which were not included in the calculation of the diluted loss per share because they would be anti-dilutive.

Segment Reporting

We operate in two reportable segments. ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our operating segments include plastic-to-oil conversion (Plastic2Oil), which includes processor sales as well as fuel sales and Data Recovery and Migration, our magnetic tape reading segment. Our Chief Operating Decision Maker is the Company’s Chief Executive Officer.

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

During the years ended December 31, 2015 and 2014, 100.0%, and 89% of total net revenues were generated from a single, and two customers respectively. As of December 31, 2015 and 2014, one and two customers, respectively, accounted for 100.0% of accounts receivable.

During the years ended December 31, 2015 and 2014 five and four suppliers, respectively, accounted for 30.9% and 38.0% of accounts payable, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, leases, promissory notes, mortgage payable and short-term loans approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced negative cash flows from operations since inception, have a history of net losses from continuing operations of $4,523,762 and $6,792,799 for the years ended December 31, 2015 and 2014, respectively, and have an accumulated deficit of $72,244,097 at December 31, 2015. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity financings. See “Risk Factors—Risks Related to Our Business”.

Financial Instruments and Other Instruments

We do not have any outstanding financial instruments and/or other instruments.

Disclosure of Outstanding Securities

As of April 14, 2016, we had 124,756,158 shares of common stock issued and outstanding. On June 30, 2014, all of the issued and outstanding shares of Series B Preferred Stock were converted at the rate of one (1) share of Series B Preferred Stock to seven (7) shares of common stock.

In conjunction with the Company’s 2012 Long Term Incentive Plan, options to purchase 1,040,0000 shares of common stock with the exercise price of $1.50, 538,000 shares of common stock with the exercise price of $0.38, and 50,000 shares of common stock with the exercise price of $0.05 have been issued and outstanding at December 31, 2015. All 1,628,000 shares are vested at December 31, 2015.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of December 31, 2015 and 2014 was $1,593,291 and $8,850, respectively.

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

During the years ended December 31, 2015 and 2014, 100.0%, and 89% of total net revenues were generated from a single, and two customers respectively. As of December 31, 2015 and 2014, one and two customers, respectively, accounted for 100.0% of accounts receivable.

During the years ended December 31, 2015 and 2014 five and four suppliers, respectively, accounted for 30.9% and 38.0% of accounts payable, respectively.

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

D. Brooks and Associates CPA’s, P.A. Certified Public Accountants ●Valuation Analysts ● Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Plastic2Oil, Inc.

We have audited the accompanying consolidated balance sheets of Plastic2Oil, Inc. Inc. as of December 31, 2015, and the related statements of operations, comprehensive income, stockholder’s deficit, and cash flows for year then ended. Plastic2Oil, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of Plastic2Oil, Inc.’s internal control over financial reporting as of December 31, 2015 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plastic2Oil, Inc. as of December 31, 2015, and the results of its operations and cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.
West Palm Beach, Florida
April 14, 2016

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318 West Palm Beach, FL 33401 – (561) 429-6225

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,488	$179,652
Cash held in attorney trust (Note 2 )	-	2,003
Restricted cash (Note 2 )	100,322	100,222
Accounts receivable, net of allowance of $22,994 and $23,182, respectively.	3,345	4,436
Inventories (Note 3)	-	86,053
Prepaid expenses and other current assets	11,698	20,229
TOTAL CURRENT ASSETS	133,853	392,595

PROPERTY, PLANT AND EQUIPMENT, NET (Note 4)	3,775,527	5,112,506

Deposits (Note 2)	1,484,438	1,483,987

TOTAL ASSETS	$5,393,818	$6,989,088

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,858,666	$1,850,000
Accrued expenses	2,062,480	1,928,361
Accrued lease obligation – current (Note 15)	-	101,914
Demand promissory note – related party (Note 6)	1,593,291	8,850
Mortgages payable and capital leases – current portion (Note 7)	262,673	326,763
TOTAL CURRENT LIABILITIES	5,777,110	4,215,888

LONG-TERM LIABILITIES
Asset retirement obligations (Note 2)	41,000	31,215
Accrued lease obligation, net of current portion and discounts (Note 15)	-	314,938
Secured promissory notes – related party (Note 6)	4,493,941	3,753,956
Mortgages payable and capital leases, net of current portion and disconts (Note 6)	-	45,000
TOTAL LONG-TERM LIABILITIES	4,534,941	4,145,109

TOTAL LIABILITIES	10,312,051	8,360,997

Commitments and contingencies ( Note 8)

STOCKHOLDERS’ DEFICIT
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 and 109,917,529 shares issued and outstanding, respectively.	124,756	109,918
Common stock to be issued, 0 as of December 31, 2015 and 8,097,001 December 31, 2014, respectively.	-	8,097
Additional paid in capital	66,969,154	66,371,906
Accumulated other comprehensive income	231,954	57,956
Accumulated deficit	(72,244,097)	(67,919,786)
TOTAL STOCKHOLDERS’ DEFICIT	(4,918,233)	(1,371,909)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,393,818	$6,989,088

The accompanying notes are an integral part of the consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

	2015	2014

SALES
P2O	$-	$46,111
Other	16,728	12,906
TOTAL SALES	16,728	59,017

COST OF SALES
P2O	-	92,500
Other	6,435	5,206
TOTAL COST OF SALES	6,435	97,706

GROSS PROFIT (LOSS)	10,293	(38,689)

OPERATING EXPENSES
Selling general and administrative expenses
Professional Fees	614,330	1,368,295
Compensation	886,965	1,215,293
Other	805,547	1,656,649
Depreciation of property, plant and equipment and accretion of long-term liability	928,533	1,045,220
Manufacturing expenses -Other	85,602	-
Research and development expenses	1,653	20,999
TOTAL OPERATING EXPENSES	3,322,630	5,306,456

LOSS FROM OPERATIONS	(3,312,337)	(5,345,145)

OTHER EXPENSES
Impairment loss - property, plant and equipment	(593,060)	(927,163)
Loss from disposal of assets	-	(75,052)
Interest expense,net	(618,278)	(438,992)
Other expense, net	(87)	(6,447)
TOTAL OTHER EXPENSES	(1,211,425)	(1,447,654)

LOSS BEFORE INCOME TAXES	(4,523,762)	(6,792,799)

Current and future income tax expense	-	-

	(4,523,762)	(6,792,799)
Net income (loss) from discontinued operations (Note 16)	199,452	(8,720)

NET LOSS	$(4,324,310)	$(6,801,519)

Deemed Dividends	-	(1,713,117)
Net loss attributable to common shareholders	$(4,324,310)	$(8,514,636)

Earnings (loss) per share
Basic and dilute - from continuing operations	$(0.04)	$(0.08)
Basic and dilute - from discontinued operations	**	**
Total basic and diluted net loss per share	$(0.04)	$(0.08)

Weighted average number of shares outstanding

Basic and dilute (Note 2)	120,826,786	105,729,120

** Less than $.01

The accompanying notes are an integral part of the consolidated financial statements.

F-3

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31,

	2015	2014

NET LOSS	$(4,324,310)	$(6,801,519)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
Foreign currency items	173,998	57,956
COMPREHENSIVE LOSS	$(4,150,312)	$(6,743,563)

The accompanying notes are an integral part of the consolidated financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2015, and 2014

	Common Stock $0.001 Par Value		Common Stock to be issued		Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholder Deficit
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
BALANCES - DECEMBER 31, 2014	109,917,529	$109,918	$8,097,001	$8,097	$66,371,906	$(67,919,786)	$57,956	$(1,371,909)

Common stock issued for services, $0.05 per share	634,626	634	-	-	33,349	-	-	33,983

Common Stock, issued for Preferred Series B conversion 2015	7,444,003	7,444	(6,847,001)	(6,847)	(401)	(1)	-	196

Common Stock, subscribed during 2015 (net of issue costs)	250,000	250	-	-	24,750	-	-	25,000

Common Stock, issued during 2015 (net of issue costs)	1,250,000	1,250	(1,250,000)	(1,250)	-	-	-	-

Common stock issued for AP settlement, $0.08 per share	250,000	250	-	-	18,950	-	-	19,200

Common stock issued for Class Action Suit settlement, $0.08 per share	3,000,000	3,000	-	-	237,000	-	-	240,000

Common stock issued for services, $0.21 per share	1,750,000	1,750	-	-	207,700	-	-	209,450

Common stock issued for services, $0.07 per share	510,000	510	-	-	74,690	-	-	75,200

Common stock retired and reissued for services in 2015, $0.21 per share	(250,000)	(250)	-	-	250	-	-	-

To book Stock compensation expense related to granting of stock options.					960	-	-	960

Foreign currency adjustment		-	-	-	-	-	173,998	173,998
	-
Net loss		-	-	-	-	(4,324,310)	-	(4,324,310)

BALANCES - DECEMBER 31, 2015	124,756,158	$124,756	$-	$-	$66,969,154	$(72,244,097)	$231,954	$(4,918,233)

The accompanying notes are an integral part of the consolidated financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Years Ended December 31, 2014, and 2013

	Common Stock $0.001 Par Value		Common Stock to be issued		Preferred Stock Series A $0.001 Par Value		Preferred Stock Series B $0.001 Par Value		Additional Paid in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholder Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
BALANCE – DECEMBER 31, 2013	90,692,243	$90,692	-	$-	1,000,000	$1,000	2,204,100	$2,204	$64,872,659	$(61,118,267)	$-	$3,848,288

Common stock issued for services in 2014	3,090,589	3,091	-	-	-	-	-	-	698,057	-	-	701,147

Common stock issued for Accounts Payable in 2014	-	-	-	-	-	-	-	-	21,540	-	-	21,540

Common Stock and warrants, subscribed during 2014 (net of issue costs)	6,750,000	6,750	1,250,000	1,250	-	-	-	-	657,095	-	-	665,095

Preferred Stock - Series A - retired during 2014	-	-	-	-	(1,000,000)	(1,000)	-	-	1,000	-	-	-

Common stock issued for warrants exercised in 2014	400,000	400	-	-	-	-	-	-	39,600	-	-	40,000

Preferred stock – Series B – conversion to common stock 6.30.14	7,984,697	7,986	6,847,001	6,847	-	-	(2,204,100)	(2,204)	(12,629)	-	-	-

Common stock issued for settlement in 2014	1,000,000	1,000	-	-	-	-	-	-	84,000	-	-	85,000

Warrants issued with 12% Secured note	-	-	-	-	-	-	-	-	54,894	-	-	54,894

Stock compensation expense related to granting of stock options.	-	-	-	-	-	-	-	-	(44,310)	-	-	(44,310)

Foreign currency adjustment	-	-	-	-	-	-	-	-	-	-	57,956	57,956

Net loss	-	-	-	-	-	-	-	-	-	(6,801,519)	-	(6,801,519)

BALANCES - DECEMBER 31, 2014	109,917,529	$109,919	8,097,001	$8,097	-	$-	-	-	$66,371,906	$(67,919,786)	$57,956	$(1,371,909)

The accompanying notes are an integral part of the consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(4,523,762)	$(6,792,799)
Net income (loss) from discontinued operations	199,452	(8,720)
NET LOSS	(4,324,310)	(6,801,519)
Items not affecting cash:
Depreciation of property plant and equipment	734,797	861,509
Accreation of long-term liability	193,737	184,620
Impairment loss - property, plant and equipment	593,060	927,163
Accrued interest expense	575,823	380,428
Stock issued for Class Action suit settlement	240,000	-
Stock issued for Services	320,994	821,974
Gain in stock and warrants revaluation	(1,400)	-
Stock issued in reduction of Accounts Payable	19,200	-
Write-off of Inventory	86,053	-
Write-off of Property plant and equipment	18,907	193,913
Other	102	(276)
Working capital changes:
Cash held in attorney trust	2,003	10,634
Accounts receivable	1,091	50,258
Inventories	-	61,067
Prepaid expenses	8,531	56,076
Accounts payable	58,876	372,855
Accrued expenses	134,119	1,076,828
Other liabilities	9,860	74,883
Changes attributable to discontinued operations	(416,852)	(83,466)

NET CASH USED IN OPERATING ACTIVITIES	(1,745,409)	(1,813,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	-	102,374
Property, plant and equipment additions	-	(13,775)
Increase in restricted cash	(100)	-
Increase in deposit	(452)	-
NET CASH USED IN INVESTING ACTIVITIES	(552)	88,599

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance proceeds, net	25,000	665,095
Proceeds from exercise of warrants	-	40,000
Proceeds from short-term loans – related party	1,634,095	464,318
Repayment of short-term loans - related party	-	(469,256)
Repayment of Mortgages and Capital Leases	(74,298)
Proceeds from long-term notes payable - related party	-	1,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,584,797	1,700,157

NET DECREASE IN CASH AND CASH EQUIVALENTS	(161,164)	(24,297)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	179,652	203,949

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,488	$179,652

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$16,001	$26,574

Schedule of non-cash Investing and Financing activities
Accounts payable settled with stock	$30,003	$21,540
Class action suit settlement with stock	$240,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

PLASTI2OIL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND GOING CONCERN

Plastic2Oil, Inc. (the “Company” or “P2O”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006. 310 had no significant activity from inception through 2009. In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310. During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, transforming waste plastics to oil and other fuel products During 2014, the Company changed its name to Plastic2Oil, Inc. (“P2O”). P2O is a combination of proprietary technologies and processes developed by P2O which convert waste plastics into fuel. P2O currently, as of the date of this filing, operates two processors at its Niagara Falls, NY facility (the “Niagara Falls Facility”). Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. We plan to grow mainly from sale of processors are secondarily from the sale of fuel products.

We do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors.

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), a distributor of electronic components, including home theater and audio video products. In July 2012, the Company closed Javaco and sold substantially all of the inventory and fixed assets of Javaco. The operations of Javaco have been classified as discontinued operations for the years presented (Note 16).

On September 30, 2009, the Company acquired Pak-It, LLC (“Pak-It”), and the operator of a bulk chemical processing, mixing, and packaging facility. It also has developed and patented a delivery system that packages condensed cleaners in small water-soluble packages. In February 2012, the Company sold substantially all of the assets of Pak-It and as a result, the operations of Pak-It have been classified as discontinued operations for the years presented (Note 17).

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations of $ 4,523,762, and $6,792,799, for the years ended December 31, 2015, and 2014, respectively, and has a working capital deficit of $383,292 and an accumulated deficit of $72,244,097, at December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include amounts for impairment of long-lived assets, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities, accounts receivable exposures and valuation of options and warrants.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2015 and 2014, the Company had $100,322 and $100,222, respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts as of December 31, 2015 and 2014 was $22,994 and $23,182, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets, and capital leased assets are given useful lives coinciding with the asset classification they are classified as. These lives are as follows:

Leasehold improvements	lesser of useful life or term of the lease
Machinery and office equipment	3-15 years
Furniture and fixtures	7 years
Office and industrial buildings	25 -30 years

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

During the year ended December 31, 2015 and 2014, the Company recorded impairment losses on property, plant and equipment of $593,060 and $927,163, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of December 31, 2015 and December 31, 2014, the carrying value of the asset retirement obligations were $41,000 and $31,215, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.

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

Deposits

Deposits represent utility services deposit and payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. Deposits were $1,484,438 and $1,483,987 as of December 31, 2015 and 2014, respectively.

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

Shipping and Handling Costs

The Company’s shipping and handling costs of $147 and $18,639 for the years ended December 31, 2015 and 2014, respectively, are included in cost of goods sold for the years presented. Shipping and handling costs are capitalized to inventory and expensed to cost of sales when the related inventory is sold for the years presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $1,868 and $2,245 for the years ended December 31, 2015 and 2014, respectively. These expenses are included in selling, general and administrative expenses – other, in the consolidated statements of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2015 and 2014, the Company expensed $1,653 and $20,999, respectively, towards research and development costs. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Resulting differences are immaterial to the financial statements as a whole. Foreign exchange gain of $7,320 and losses of $2,330 are included as general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2015 and 2014. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country. The years ended December 31, 2009 through December 31, 2015 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the year ended December 31, 2015, potential dilutive common stock equivalents consisted 14,350,000 shares underlying common stock warrants and 1,628,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share. For the year ended December 31, 2014, potential dilutive common stock equivalents 14,100,000 shares underlying common stock warrants, and 5,303,334 shares underlying stock options, which were not included in the calculation of the diluted loss per share.

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

During the years ended December 31, 2015 and 2014, 100.0%, and 89% of total net revenues were generated from a single, and two customers respectively. As of December 31, 2015 and 2014, one and two customers, respectively, accounted for 100.0% of accounts receivable.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, leases, promissory notes, long-term debt and mortgage payable approximate fair value because of the short-term nature of these items

Changes in Accounting Policies Including Initial Adoption

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The impact on our Financial Statements of adopting ASU 2014-09 is being assessed by management.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. The impact on our Financial Statements of adopting ASU 2014-09 is being assessed by management.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that an entity measure inventory at the lower of cost and net realizable value. This ASU does not apply to inventory measured using last-in, first-out. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect the new standard to have a significant impact on its consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The impact on our Financial Statements of adopting ASU 2014-09 is being assessed by management.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories consist of the following at December 31,:

	December 31, 2015	December 31,2014
Raw materials	$410,089	$410,540
Finished goods	2,039	2,039
Obsolescence reserve	(412,128)	(326,526)

Total inventories	$-	$86,053

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at December 31,:

December 31, 2015	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$216,854	$(23,096)	$193,757
Machinery and office equipment	4,190,838	(2,463,172)	1,727,666
Furniture and fixtures	16,368	(16,068)	300
Land	273,118	-	273,118
Asset retirement obligation	36,594	(5,549)	31,045
Office and industrial buildings	1,433,523	(249,001)	1,184,522
Equipment under capital lease	73,757	(45,412)	28,344
Construction in process	197,322	-	197,322
Spares	174,316	(34,863)	139,453
Total	$6,612,688	$(2,837,162)	$3,775,527

December 31, 2014	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(12,519)	$205,535
Machinery and office equipment	4,246,882	(1,913,102)	2,333,780
Furniture and fixtures	16,368	(14,782)	1,586
Land	273,118	-	273,118
Asset retirement obligation	27,745	(4,439)	23,306
Office and industrial buildings	1,433,523	(176,909)	1,256,614
Equipment under capital lease	108,317	(48,041)	60,276
Construction in process	958,291	-	958,291
Total	$7,282,298	$(2,169,792)	$5,112,506

At December 31, 2015 and 2014, machinery and equipment with a cost of $73,757 and $108,317, and accumulated amortization of $45,412 and $48,041, respectively, were under capital lease. During the years ended December 31, 2015 and 2014, the Company recognized $10,636, and $15,447, respectively, of depreciation expense related to these assets under capital lease.

As of December 31, 2015 and 2014, the Company recorded impairment losses on property, plant and equipment of $593,060 and $927,163 respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The charge in 2015 relates specifically to construction in process parts and spare parts used in Processor #3 and #2 respectively. The 2014 charge related specifically to the impairment of processor #3 as it takes on with processor #2 in pilot runs to support potential sale of processors.

NOTE 5 - INCOME TAXES

The following table summarizes the activities for the year ended December 31,:

	2015	2014
Statutory tax rate:
U.S.	34%	34%
Foreign	26.5%	26.5%

Loss from operations before recovery of income taxes:
U.S.	$(4,312,121)	$(6,327,215)
Foreign	(12,189)	(474,304)
	(4,324,310)	$(6,801,519)

Expected income tax recovery	(1,449,550)	$(2,385,209)

Permanent differences	10,557	8,417
Tax rate changes and other adjustments	(345,834)	(363,546)
Increase in valuation allowance	1,784,827	2,740,338

Income tax recovery from continuing operations	-	$-

The Company’s income tax recovery is allocated as follows:

The Company’s deferred tax assets and liabilities as at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred Tax Assets
Non-capital losses	$17,908,732	$16,315,501
Reserve – Contingency	171,410	237,944
Property, plant and equipment	335,475	282,503
Accounts receivable	237,944	191,172
Accrued expenses	514	514
Fees and Payroll in Stocks and Options	319,528	318,325
Impairment Reserve	455,190	385,116
Other	2,032	-
	19,430,825	17,731,075
Deferred Tax Liabilities
Property, plant and equipment	(408,602)	(493,679)

Less: Valuation allowance	(19,022,223)	(17,237,396)
	$-	$-

The Company’s non-capital income tax losses expire as follows:

U.S.	2029	$526,411
	2030	6,080,091
	2031	9,240,965
	2032	10,853,750
	2033	10,436,738
	2034	5,929,097
	2035	1,717,918
		$44,784,970

Foreign	2030	$1,224,680
	2031	1,818,894
	2032	1,284,807
	2033	607,349
	2034	670,890
	2035	66,909
		$5,673,529

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the years ended December 31, 2015 and 2014, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada. The Company had no income tax expense on its $4,098,856 and $6,792,799 losses from continuing operations and $199,452 and $8,720 gain and loss, respectively, from discontinued operations for the years ended December 31, 2015 and 2014, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of December 31, 2015 and 2014, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The years ended December 31, 2009 through December 31, 2015 are open tax years.

NOTE 6 - RELATED PARTY NOTES PAYABLE

Related Party notes payable consists of the following at December 31,:

	2015	2014
Unsecured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum.	$1,593,291	$8,850

Secured Promissory Notes (provided by a related party -$1,000,000 in November 19, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share,and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,100,961	959,736

Secured Promissory Notes (provided by a related party - $1,000,000 in August 29, 2013 and $2,000,000 in September 31, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54 per share and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	3,392,980	2,794,220
Total	6,087,232	3,762,806
Less: current portion	1,593,291	8,850
Secured promissory notes – related party	$4,493,941	$3,753,956

	2015	2014
Continuity of Secured Promissory Notes – Related Party
Face value of November 19, 2014 secured note payable	$1,000,000	$1,000,000
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Total face value of promissory notes payable	4,000,000	4,000,000
Discount on November 19, 2014 secured notes payable ( 1,000,000 warrants)	(58,082)	(58,082)
Discount on August 29, 2013 secured note payable (1,000,000 warrants)	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable (2,000,000 warrants)	(600,400)	(600,400)
Accretion of discount on secured notes payable ($4,000,000 secured note payable)	431,007	234,413
Interest on secured notes payable($4,000,000 secured note payable)	1,031,616	488,225
Carrying value of Secured Promissory Notes	$4,493,941	$3,753,956

The following annual payments of principal and interest are required over the next five years in respect to these related party notes payable:

Years Ending December 31,	Annual Payments
2016	$1,593,291
2017	-
2018	3,392,980
2019	1,100,961
2020	-
Total	$6,087,232

NOTE 7 - MORTGAGES PAYABLE AND CAPITAL LEASES

The Mortgages Payable and Capital Leases consists of the following at December 31,:

	December 31, 2015	December 31, 2014
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and mature on June 15, 2015. Principal and interest are due, in their entirety, at maturity. In consideration for 10,000 shares, the maturity was extended from June 15, 2015 to December 15, 2015 and subsquently to June 15, 2016 by the Mortgage holder.	$201,880	$240,819

Equipment capital lease bears interest at 5.0% per annum, secured by the equipment and mature in April 2015, repayable in monthly installments of approximately $360.	-	1,424

Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and mature in November 2015, repayable in monthly installments of approximately $516.	1,032	5,514

Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2016, Principal and interest are due, in their entirety, at maturity. The maturity was extended from May 10, 2015 to May 10, 2016 by the Lessor.	19,761	19,006

Mortgage in the amount of $110,000, bears no interest, secured by the land and building, and matures in November 2016.	40,000	105,000

Total	262,673	371,763
Less: current portion	-	45,000
Mortgages payable and capital leases	$262,673	$326,763

The following annual payments of principal are required over the next two years in respect of these mortgages and capital leases:

Years Ending December 31,	Annual Payments
2016	$262,673
2017	-
Total repayments	$262,673

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which currently not operating, entered into a consulting service contract in 2010 with a company owned by the Company’s chief executive officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2015, there were no currently installed marine vessel processors pursuant to the contract.

As of December 31, 2015, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of its operations. In addition to the payments made to these vendors classified as deposits on the accompanying consolidated balance sheet.. The Company will be required to pay approximately $495,000 upon the delivery of these assets which is expected occur with the delivery of processor #4 and processor #5.

The Company leased premises in Thorold, Ontario, Canada which was previously used in the operation Plastic2Oil (Canada), Inc. doing business as Regional Recycling of Niagara (“RRON”). During the third quarter of 2013, the Company determined that it would shut down the operations of RRON (Note 16). The employees of RRON were given notice of the shut down in the first week of September, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September 2013, the Company was assessing its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and officially decided to cease use of the premises as of September 30, 2013. Accordingly, the Company has applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. The total expense included in loss from discontinued operations in the consolidated statements of operations is $188,343 for the year ended December 31, 2015 (Note 16). The property was vacated on November 10, 2015. On January 15, 2016, the Company entered into a Surrender of Lease agreement which terminated its lease, dated December 1, 2010, between Avondale Store Limited Properties and JBI, (Canada) Inc. relating to the Company’s premises located at 1786 Allanport Road, Thorold, Canada. The effective date of the termination was October 31, 2015. The premises was the site of the Company’s Regional Recycling Center, which was part of a business line that was discontinued by the Company in 2013. The Company anticipates the termination will save approximately $1,161,360 in lease payments over the original life of the lease which had a term ending on December 1, 2030. The Company will remain liable for unpaid rent of approximately $49,180, covering the period from May 2016 to October 2016.

Contingencies

On August 9, 2013, a purported shareholder derivative suit was filed in the United States District Court for the District of Massachusetts against John Bordynuik, former Chief Executive Officer of the Company and a former member of the Company’s Board of Directors, and Ronald C. Baldwin, former Chief Financial Officer of the Company. The Complaint was filed by Erwin Grampp, allegedly acting on behalf of the Company, and it names the Company as a nominal defendant. This is the second purported shareholder derivative suit that Mr. Grampp has filed in which the Company has been named as a nominal defendant. As previously reported, the first such suit by Mr. Grampp was dismissed by the court. This recent Complaint (“Grampp II”) alleges, inter alia, that defendants Bordynuik and Baldwin breached fiduciary duties owed to the Company by causing the Company to erroneously book certain media credits in 2009. Grampp II alleges that this conduct resulted in two lawsuits against the Company, one an action brought by the Securities and Exchange Commission (the “SEC Action”) and the other a purported class action by Ellisa Pancoe and Howard Howell (the “Class Action”). Grampp II alleges that the Company has settled the SEC Action, and that the Company is in the process of settling the Class Action, but that the Company has been damaged as a result of these two lawsuits. Grampp II seeks to recover damages on behalf of the Company from defendants Bordynuik and Baldwin in an unspecified amount. It also seeks unspecified equitable relief, and costs and attorneys’ fees incurred in the action. On October 11, 2013, defendants Bordynuik and Baldwin filed a motion to dismiss this action. Thereafter, the Court granted plaintiff leave to amend his complaint, and defendants Bordynuik and Baldwin renewed their motion to dismiss. On September 22, 2015, the Court issued its Order denying that motion without prejudice and ordering the parties to conduct limited discovery regarding the issue of whether plaintiff Grampp is an adequate shareholder representative. The Court further ordered that upon completion of that discovery, the parties were to report to the Court by December 10, 2015, whether they had reached an agreement to resolve the case, and if not, whether either party believed it had a basis for filing a meritorious motion for summary judgment regarding whether plaintiff Grampp is an adequate shareholder representative. On October 30, 2015, the plaintiff filed an unopposed motion to dismiss the case, and on November 16, 2015, the court granted that motion and ordered that the case be dismissed with prejudice. Thus, the matter is concluded.

On August 14, 2013, John Bordynuik, Inc., a Company not affiliated with Mr. John Bordynuik, former Chief of Technology, brought suit against the Company in the United States District Court for the District of Nevada, alleging damages for breach of contract, conversion, fraud and fraud in the inducement in connection with an alleged 2009 Asset Purchase Agreement. In September 2013 and October 2013, the Company brought motions to dismiss the complaint and for summary judgment. On January 13, 2015, the Court issued its Order denying those motions, and on January 30, 2015, the Company filed its Answer to the Complaint, denying the material allegations of the Complaint and raising a number of affirmative defenses. On December 7, 2015, the parties filed with the Court a stipulation to dismiss the case, and on or about December 8, 2015, the Court ordered the matter dismissed with prejudice.

As of December 31, 2015, the Company is involved in litigation and claims in addition to the above mentioned legal claims, which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the audited consolidated financial statements of the Company.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIENCY)

(a) Common Stock and Additional Paid in Capital

2015

On February 18, 2015, the Company issued 250,000 shares of restricted common stock in satisfaction of unpaid fees owed to two vendors. This liability was previously valued at $30,003 and the settlement price per share was $0.08, which is based on the trading price of our common stock on the settlement date.

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

On January 21, 2015, the Company issued 750,000 shares of restricted common stock pursuant to a February 19, 2014 consulting extension agreement to the respective Consulting firms. The settlement price per share was $0.07, which is based on the trading price of our common stock on February 19, 2014.

On April 7, 2015, the Company issued 1,000,000 shares of restricted common stock pursuant to a February 19, 2014 consulting extension agreement to the respective Consulting firms. In conjunction with this transaction, the Company retired 250,000 shares of restricted common stock issued in 2014 pursuant to the February 19, 2014 consulting agreement The settlement price per share was $0.21, which is based on the trading price of our common stock on February 19, 2014.

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

On October 1, 2015, the Company issued 510,000 shares of restricted common stock in satisfaction of unpaid fees owed to three consultants. This liability was previously valued at $75,000 and the settlement price per share was $0.07, which is based on the trading price of our common stock on the settlement date.

F-21

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

Warrants

The following table summarizes the activities for the year ended December 31, 2014 and 2015:

		Weighted	Weighted
	Warrants	Average	Average
	Number	Exercise Price	Remaining Term
OUTSTANDING, DECEMBER 31, 2013	3,143,500	$0.61	3.8
Issued	11,500,000	0.19	2.8
Expired	(143,500)	-	-
Exercised	(400,000)	0.10	-
OUTSTANDING, December 31, 2014	14,100,000	$0.61	2.8
Issued	250,000	0.15	2.2
OUTSTANDING, December 31, 2015	14,350,000	$0.19	1.8

On February 19, 2014, and March 26, 2014, the Company entered into Subscription Agreements and Consulting Agreements with three investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase in aggregate 4.9 million shares of common stock at $0.10. On March 26, 2014, the Company entered into Subscription Agreements with eleven investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase in aggregate 4.350 million shares of common stock at $0.15 On October 28, 2014, the Company entered into Subscription Agreements with two investors in connection with a private placement of shares of the Company’s common stock and warrants to purchase in aggregate 1.250 million shares of common stock at $0.15.

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

Pursuant to a secured debt issuances on November 19, 2014, the Company issued 1,000,000 warrants, to purchase shares of common stock for $0.12 per share to the holder of the secured debt . The warrants have a five year term from the date of issuance, as such the corresponding expiry dates are November 19, 2019. The Company allocated $54,894 of the proceeds to the warrants based on their fair value. Such amount was recorded as a discount against the debt and in being amortized in to interest expense through the maturity date of the debt.

The 11,500,000 warrants issued in December 2014  totaled a fair value of $950,650. The Company determined this valuation through use of a binomial pricing model. The assumptions in valuing these Warrants consisted of:

●	Volatility – between 185.54,% and 234.98%, based on the Company’s historical stock price

●	Risk Free Rate – between 0.02% and0.05% based on the long-term US Treasury rate

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

Preferred Stock

Series B Preferred Stock

On June 30, 2014 the Series B Preferred Shares were converted at the rate of one (1) share of Series B Preferred Stock to seven (7) shares of common stock. A total of 2,204,100 Shares Series B Convertible Preferred Stock was automatically converted into an aggregate of 15,428,700 shares of Common Stock during the year ended December 31, 2014.

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

NOTE 10 – STOCK-BASED COMPENSATION PLANS AND AWARDS

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

Valuation of Awards

The per-share fair value of each stock option granted during the year ended December 31, 2014 was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

2015
Expected life (in years)	7.00
Risk-free interest rate	0.02%
Expected volatility	193.57
Expected dividend yield	0%

Stock Options

There were no options granted during the year ended December 31, 2015. For years ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense, net of estimated forfeitures, (included in selling, general and administrative expense) of $959 and $44,310, respectively, related to stock options. As of December 31, 2015, 1,628,000 options are vested (1,040,000 at $1.50 per share, 538,000 at $0.38 per share, and 50,000 at $.005 per share.

For year ended December 31, 2014, 650,000 options at an exercise price of $1.50 were cancelled and 902,666 options at $0.38 expired. For year ended December and 3,210,000 options at an exercise price of $1.50 and 465,334 options at $0.38 expired and were cancelled.

A summary of stock option activity for the years ended December 31, 2015 and 2014 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Stock Options	Exercise Price	Intrinsic Value (1)
Balance as of December 31, 2013	6,806,000	$1.21	$-
Cancelled	(650,000)	1.50	-
Granted	50,000	0.05	2,000.00
Exercised	-	-	-
Expired	(902,666)	0.38	-
Balance as of December 31, 2014	5,303,334	$1.30	$-
Expired	(3,675,334)	0.74	-
Balance as of December 31, 2015	1,628,000	$1.09	$-

Equity awards available for grant, net of restricted stock (811,576) at December 31, 2015	7,560,424

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock. As of December 31, 2014, 50,000 options that had been granted were “in the money.”

Restricted Stock

The fair value of the restricted stock is expensed ratably over the vesting period. During the years ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense related to restricted stock of approximately $0 and $33,983, respectively. During the years ended December 31, 2015 634,626 shares of restricted stock vested and the expenses related to the 634,626 restricted shares were accrued at December 31, 2014.

NOTE 11 – RETIREMENT PLAN

The Company adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for r U.S. employees which complies with section 401(k) of the Internal Revenue Code. The Company does not currently match any of the employee contributions. Employees are not required to make contributions into the fund. Total administrative expense under this plan was $3,541, and $3,602 for the years ended December 31, 2015, and 2014 respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS AND BALANCES

From June 2014 to December 31, 2015, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of December 31, 2015, the current aggregate outstanding balance including accrued interest at 4% per annum was $1,593,291. (See Note 7).

At December 31, 2015 and 2014, the company’s accounts payable and accrued expenses included a $132,218 and $75,218, respectively, outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued (RRON) Operation.

In November 19, 2014, the Companyentered into a Subscription Agreement with Heddle Marine Services, , pursuant to which we issued to Heddle Marine a $1 million principal amount 12% Secured Promissory Note, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2015, there were no currently installed marine vessel processors pursuant to the contract.

NOTE 13 – SEGMENT REPORTING

During 2014, the Company had two principal operating segments, Plastic2Oil and the Data Business. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Years Ended December 31, 2015

	Data Recovery & Migration	P2O	Other	Total

Sales	$16,728	$-	$-	$16,728
Cost of Sales	$6,435	$-	$-	$6,435
Total Operating Expenses	$-	$1,653,335	$1,669,295	$3,322,630
(Loss) from Operations	$10,293	$(1,653,335)	$(1,669,295)	$(3,312,337)
Other Income (Expenses)	$-	$(644,412)	$(567,013)	$(1,211,425)
Net(Loss) from Continuing Operations	$10,293	$(2,297,747)	$(2,236,308)	$(4,523,762)
Net(Loss) from Discontinued Operations	$-	$-	$199,452	$199,452
Net Loss	$10,293	$(2,297,747)	(2,036,856)	$(4,324,310)
Total Assets	$3,345	$6,849,700	$(1,468,076) (1)	$5,384,969
Accounts Receivable	$3,345	$-	$-	$3,345
Inventories	$-	$-	$-	$-

(1) Included Inter-company Receivable and Payables elimination

Years Ended December 31, 2014

	Data Recovery & Migration	P2O	Other		Total

Sales	$12,906	$49,111	$-		$59,017
Net Loss	$7,700	$(4,660,520)	(2,148,699)		$(6,801,519)
Total Assets	$-	$8,173,366	$(1,184,278	)(1)	$6,989,088
Inventories	$-	$86,053	$-		$86,053

(1) Included Inter-company Receivable and Payables elimination

All sales from the Data Business were recorded in the United States for the year ended December 31, 2015. For the year ended December 31, 2014, P2O sales in the United States and Canada were $6,355 and $42,756, respectively.

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

P2O assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility. As at December 31, 2015, total long-lived assets of $3,010,831 and $258,056 were located in the United States and Canada, respectively. As of December 31, 2014, total long-lived assets of $6,515,577 and $668,432, were located in the United States and Canada, respectively. The mortgage payable of $202, 000 and the equipment capital lease maturing on June 15, 2016, both disclosed in Note 8, relate to assets held in Canada. The mortgage payable of $40, 000 on December 31, 2015 disclosed in Note 7, relates to assets held in United States.

NOTE 14 – RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the years ended December 31, 2015 and 2014, 100.0%, and 89% of total net revenues were generated from a single, and two customers respectively. As of December 31, 2015 and 2014, one and two customers, respectively, accounted for 100.0% of accounts receivable.

During the years ended December 31, 2015 and 2014 five and four suppliers, respectively, accounted for 30.9% and 38.0% of accounts payable, respectively.

NOTE 15 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Regional Recycling of Niagara

During the third quarter of 2013, the Company determined that due to the significant losses incurred by Regional Recycling of Niagara, and the continuous need to fund their operations through the Company’s Plastic2Oil operations, that it would shut down the operations of the facility. The decision to do this was based on the following factors:

●	The inventory processed over the prior months at Regional Recycling of Niagara was comingled with contaminated materials that made the significant majority of their inventory worthless without significant additional processing and labor (Note 4);

●	The fixed assets utilized at the facility were old and beginning to become in need of significant repairs, which would have been a significant cost to maintain (Note 5);

●	The pre-processing cost of plastic at Regional Recycling of Niagara was significant and was a hindrance to the Company becoming profitable on a cost per gallon of fuel basis; and

●	The Company leases the Recycling Facility in Thorold, Ontario, Canada with terms remaining of up to 14 years (Note 17).

The property was vacated on November 10, 2015 and the lease was terminated on January 15, 2016 effective October 31 with no penalty for early termination. This resulted in adjusting the short-term and long-term obligations set up in 2013 to zero, which resulted in a $195,044 income. The results of operations from Regional Recycling of Niagara for the years ended December 31, 2015 and 2014 have been classified as discontinued operations and are as follows:

Condensed Statements of Operations

	Year Ended December 31,
	2015	2014
Revenue	$4,408	$-
Cost of sales	-	-
Gross profit	4,408	-
Operating expenses	188,343	128,059
Other income	(383,387)
Gain (loss) before income taxes	(199,452)	128,059
Future income tax recovery	-	-
Gain (Loss) from discontinued operations, net of tax	$(199,452)	$128,059

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

As of December 31, 2015, there were no remaining assets held for sale related to Pak-It.

The Company’s statements of operations from discontinued operations related to Pak-it for the years ended December 31, 2015 and 2014 are as follows:

Condensed Statements of Operations of Pak-It

	Year Ended December 31,
	2015	2014
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating income (expenses)	-	500,000
Impairment loss	-	-
Other income(expense)	-	(10,433)
Loss before income taxes	-	489,567
Future income tax recovery	-	-
Income from discontinued operations, net of tax	$-	$(489,567)

Closure of Javaco

During the second quarter of 2012, the Company determined that the operations of Javaco no longer coincided with the strategy of the Company and that it would close down Javaco’s operations. In July 2012, the Company shut down the Javaco operations, including the termination of the five employees of Javaco, the liquidation of the inventory and fixed assets and the termination of the lease for the building. The results of operations from Javaco for the years ended December 31, 2015, and 2014 have been classified as discontinued operations. As of December 31, 2015 and 2014, there were no remaining assets held for sale related to Javaco.

NOTE 16 – SUBSEQUENT EVENTS

On February 11, 2016, Plastic2Oil, Inc., a Nevada corporation (the “Company”), issued a promissory note in favor of Richard Heddle, the Company’s President, Chief Executive Officer and Chairman of the Company’s board of directors, to memorialize various advances, not to exceed $200,000 in total, which are expected to be made by Mr. Heddle to the Company from February 11, 2016 until March 31, 2016. The promissory note bears interest at the rate of 12% per annum. All principal and interest on the promissory note is due and payable in full by the Company on demand. The repayment of promissory note will be secured by assets of the Company. It is anticipated that the proceeds of these advances will be used for working capital purposes.

On January 15, 2016, the Company entered into a Surrender of Lease agreement which terminated its lease, dated December 1, 2010, between Avondale Store Limited Properties and JBI, (Canada) Inc. relating to the Company’s premises located at 1786 Allanport Road, Thorold, Canada. The effective date of the termination was October 31, 2015. The premises was the site of the Company’s Regional Recycling Center, which was part of a business line that was discontinued by the Company in 2013. The Company anticipates the termination will save approximately $1,161,360 in lease payments over the original life of the lease which had a term ending on December 1, 2030. The Company will remain liable for unpaid rent of approximately $49,180, covering the period from May 2016 to October 2016

As previously reported, the Company Plastic2Oil, Inc. (the “Company”) entered into four related agreements with EcoNavigation, LLC (“EcoNavigation”) in connection with the supply of plastic-to-oil, or P2O, processors by the Company to EcoNavigation. As of January 27, 2016, such agreements expired and were not renewed by the parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2015 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company currently has just two directors, one of whom is member of executive management and not independent, the company does not maintain separately designated audit, compensation and nominating and corporate governance committees of the Board.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (U.S. GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2015. Based on this assessment, management, including our principal executive officer and our principle financial officer, concluded that the Company’s internal controls over financial reporting were ineffective as of December 31, 2015.

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

There have been no changes in our internal controls during the year ended December 31, 2015.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The following table sets forth, as of April 122016, the names and ages of all of our directors and executive officers and all positions and offices held by such individuals. Each director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

Rick W. Heddle	50	President, CEO and Director

Philip J. Bradley	63	Director

Rahoul S. Banerjea	65	Chief Financial Officer

Certain Biographical Information

The following summarizes the occupation and business experience of our officers and directors:

Richard W. Heddle, age 50, has served as a director and as the President and Chief Executive Officer of our company since August 14, 2013. Mr. Heddle is an entrepreneur with over 25 years of executive business experience. Since 1987, Mr. Heddle has been the owner and President of Heddle Marine Services, Inc., the largest marine repair firm that operates floating dry docks on the Canadian side of the Great Lakes. Mr. Heddle grew the company from a small start-up with two employees to a company that employs over 60 people. Mr. Heddle has significant expertise in logistics, supply chain analytics and managing production and brings over 25 years of comprehensive experience in fabrication, engineering and machinery. This experience and these qualifications led the Board to conclude that Mr. Heddle should serve as a director of our company.

Philip J. Bradley, age 63, has served as a director of our company since August 14, 2013. Mr. Bradley has over 35 years of executive accounting and business experience. For the past ten years, Mr. Bradley has been working in private practice as a Chartered Professional Accountant. Previously, Mr. Bradley worked as an Audit Manager and former partner of Grant Thornton Canada, where he worked for 29 years. Mr. Bradley also served two three-year terms in the firm’s national office, where he was responsible for recruitment, human resource administration, as well as providing support services to the firm’s professional practice offices. Mr. Bradley is a member of the Canadian Institute of Chartered Accountants and the Institute of Chartered Accountants of both Ontario and Nova Scotia. He received a Bachelor of Business Administration from the University of Prince Edward Island in 1975 and was admitted to the Institute of Chartered Accountants of Nova Scotia in 1976. This experience and these qualifications led the Board to conclude that Mr. Bradley should serve as a director of our company.

Rahoul S. Banerjea, age 65 has served as Chief Financial Officer of the Company since March 2014. Prior to joining the Company, from 2013 to March 2014, Mr. Banerjea was the principal of Matun Group LLC, a global professional services firm providing interim CFO and project management services, located in Sudbury, Massachusetts. From 2007 to 2013, Mr. Banerjea was a Partner, New England Practice, at Tatum, a division of Randstad, a national professional services firm providing leadership roles, located in Boston, Massachusetts. Prior to this period, Mr. Banerjea held senior financial management roles with technology start-ups and global technology companies. Mr. Banerjea is also a member of the Board of the American School of Madrid Foundation and a former member of the Board of the Boston Chapter Financial Executives International. Mr. Banerjea received his B.S.B.A. from Drexel University and is a Certified Public Accountant. Mr. Banerjea brings more than 30 years of experience in finance and accounting to the Company’s executive management team.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2015. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2015, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them

Committees of the Board of Directors

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our “named executive officers” during the years ended December 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended December 31,	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard W.Heddle President & Chief Executive Officer, Director	2015	-	(1)	-	-	-	-	-	-	-
	2014	-		-	-	-	-	-	-	-

Rahoul S.Banerjea Chief Financial Officer	2015	118,558	(2)	-	-	-	-	-	-	118,558
	2014	78,846		-	-	-	-	-	-	78,846

Notes:

(1)	Cash compensation paid is noted in the above table. Mr. Heddle’s employment commenced on August 14, 2013. Mr. Heddle’s elected to receive all of his annual salary compensation in shares of common stock which has not been paid. $240,000 and $240,000 have been accrued in 2015 and 2014 respectively, for such obligation. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

(2)	Cash compensation paid is noted in the above table. Mr. Banerjea’s employment commenced on March 17, 2014. Mr. Banerjea’s elected to receive $50,000 of his annual salary compensation in shares of common stock which has not been paid. $50,000 and $38,558 have been accrued in 2015 and 2014 respectively, for such obligation. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all restricted stock and stock option awards held by our named executive officers as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That have Not Vested ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard W. Heddle	-	-	-	-	-	-	-	-

Rahoul S. Banerjea	-	-	-	-	-	-	-	-

Option Exercises and Stock Vested During the Fiscal Year

During the fiscal year ended December 31, 2015, there were neither awards nor exercises of stock options by, or vesting of shares of restricted stock held by, our named executive officers.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard W. Heddle	2015	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-

Philip J. Bradley (1)	2014	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-

(1)	Mr. Bradley has not receive either common stock or cash as compensation for 2014 and 2015. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 Our authorized capital stock consists of 250,000,000 shares of Common Stock. As of April 14, 2016, we had outstanding 124,756,158 common stock outstanding.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 14, 2016 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

In the table below, the percentage of ownership of our Common Stock is based on 124,756,158 shares of Common Stock outstanding as of March 30, 2016. Unless otherwise noted below, the address of the persons listed on the table is c/o Plastic2Oil, Inc., 20 Iroquois Street, Niagara Falls, New York 14303.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage
Executive Officers and Directors

Richard Heddle, Chief Executive Officer and Director	7,000,000	(1)	5.6%

Rahoul Banerjea, Chief Financial Officer	-		0.0%

Philip J. Bradley, Director	-		0.0%

All named executive officers and directors as a group	7,000,000		5.6%

5% or More Stockholders	-		0.00%

(1) Includes warrants to purchase 4,000,000 shares of Common Stock.

The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after, April 14, 2016. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2014 with respect to equity compensation plans under which the Company’s common stock may be issued.

Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans Approved by Shareholders:

JBI, Inc. 2012 Long-Term Incentive Plan	1,628,000	$1.09	7,560,424
Equity Compensation Plans not Approved by Stockholders	N/A	N/A	N/A

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2015 and 2014, respectively, for professional services rendered by D. Brooks and Associates CPA’s, P.A., for the audit of the Company’s annual financial statements and for audit-related services, tax services and all other services, as applicable.

Service Provided	Fiscal 2015		Fiscal 2014

Audit Fees
Annual Audit – D. Brooks and Associates CPA’s, P.A	40,185	(1)	15,000	(1)

Audit Audit Related Fees
Assurances and Related Sources – D. Brooks and Associates CPA’s, P.A	-		-

Tax Fees
Tax Services – D. Brooks and Associates CPA’s, P.A	-		-

All Other Fees
For other services – D. Brooks and Associates CPA’s, P.A	-		-

Total Fees	$40,185		$15,000

(1)	Includes the review of 2015 and 2014 Quarterly Reports on Form 10-Q and 2014 audit fees including Form 10-K.

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

PLASTIC2OIL, INC.

Date: April 14, 2016	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President, Chief Executive Officer	April 14, 2016
Richard Heddle	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Philip J Bradley	Director	April 14, 2016
Philip J. Bradley

/s/ Rahoul S. Banerjea	Chief Financial Officer	April 14, 2016
Rahoul S. Banerjea	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated February 10, 2012, by and between the Company. and Big 3 Packaging LLC (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 16, 2012).

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(a) to our Registration Statement on Form SB-2 filed on December 11, 2006).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. dated January 10, 2007 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. dated October 5, 2009 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 6, 2009).

3.4	Certificate of Amendment to Articles of Incorporation of the Company dated December 11, 2009 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.5	Certificate of Amendment to Articles of Incorporation of the Company dated May 11, 2012 (Incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.6	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

3.7	Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated December 1, 2009 (Incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.8	Amendment to Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated May 10, 2012 (Incorporated herein by reference to Exhibit 3.4 to our Quarterly Report on 10-Q filed on August 9, 2012).

3.9	Certificate of Correction to Certificate of Designation of Series A Super Preferred Voting Stock of the Company dated May 14, 2012 (Incorporated herein by reference to Exhibit 3.6 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.10	Certificate of Designation of Series B Convertible Preferred Stock of the Company dated December 24, 2012 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.11	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock of the Company dated January 11, 2013 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 17, 2013).

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated June 3, 2014. (Incorporated herein by reference to our Annual Report on Form 10-K filed on June 4, 2014).

3.13	Certificate of Amendment to Articles of Incorporation of the Company dated June 24, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on June 26, 2014).
1
3.14	Certificate of Withdrawal of Certificate of Designation Series B Convertible Preferred Stock of the Company dated July 29, 2014 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report filed on July 31, 2014)

10.1	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.2	Promissory Note, dated February 14, 2012, by Big 3 Packaging LLC in favor of the Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2012).

10.3	Lease, dated December 1, 2011, between the Company and Avondale Stores Limited. (Incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 19, 2012)

10.4	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.5	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2012).

10.6	2012 Long-Term Incentive Plan of the Company dated as of May 23, 2012 (Incorporated herein by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on June 20, 2012).

10.7	Form of Incentive Stock Option Agreement pursuant to the 2012 Long-Term Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2012)

10.8	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 31, 2012).

10.9	Stipulation Agreement, dated August 8, 2013, between the Company, and certain settling parties signatory thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2013).

10.10	Subscription Agreement, dated August 29, 2013, between the Company and Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 30, 2013).

10.11	Secured Promissory Note, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 30, 2013).

10.12	Warrant, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 30, 2013).

10.13	Security Agreement, dated August 29, 2013, between the Company, Plastic2Oil of NY #1, LLC, JBI RE #1, Inc., Christiana Trust and Richard Heddle (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 30, 2013).

10.14	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.15	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.16	Joint Venture and Services Agreement between the Company and RWH Marine Consulting dated February 12, 2010. (Incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on June 24, 2014).

10.17	Unsecured Demand Promissory Note dated August 13, 2014 in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report filed on August 14, 2014).

10.18	Subscription Agreement dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 20, 2014).

10.19	12% Secured Promissory Note dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 20, 2014).

10.20	Warrant dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 20, 2014).

10.21	Equipment Supply Contract, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

10.22	Technology License and Referral Agreement, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

10.23	Catalyst Supply Agreement, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

10.24	Monitoring, Maintenance, Repair and Upgrade Agreement, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

10.25	Promissory Note dated February 11, 2015 between Mr. Richaed Heddle and Plastic2Oil, Inc. to be used for working capital purposes (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 18, 2016).

10.26	Surrender of Lease dated January 15, 2016 between Avondale Stores Limited Properties and JBI (Canada), Inc. related to the 1786 Alanport Road, Thorold, Ontarion dated (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 18, 2016).

10.27	Equipment Supply Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 5, 2015).

10.28	Catalyst Supply Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. . (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 5, 2015).

10.29	Technology License and Referral Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. . (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 5, 2015).

10.30	MMRU Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 5, 2015).

10.31	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 27.1 and 27.2 of Equipment Supply Contract. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed on November 12, 2015).

10.32	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 13.1 and 13.2 of Technology License and Referral Agreement. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 12, 2015).

10.33	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 23.1 and 23.2 of Catalyst Supply Agreement. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 12, 2015).

10.34	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 13.13.1 and 13.13.2 of Monitoring, Maintenance, Repair and Upgrade . (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 10-Q filed on November 12, 2015).

21.1	Subsidiaries of the Registrant. (1)

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

