Form 10-Q
period 2016-03-31
Plastic2Oil, Inc.
filed 2016-05-23
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended

March 31, 2016

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

As of May 23, 2016, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking statements include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of our Company to control commodity prices; risks associated with the regulatory environment within which our Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements are discussed in more detail in the section entitled “Risk Factors” in Part II, Item 1A of this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 2 of this Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,846	$18,488
Restricted cash (Note 2 )	100,347	100,322
Accounts receivable, net of allowance of $24,274 and $22,994, respectively.	-	3,345
Prepaid expenses and other current assets	90,284	11,698
TOTAL CURRENT ASSETS	197,477	133,853

PROPERTY, PLANT AND EQUIPMENT, NET (Note 3)	3,604,568	3,775,527

Deposits (Note 2)	1,476,971	1,484,438

TOTAL ASSETS	$5,279,016	$5,393,818

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,916,324	$1,858,666
Accrued expenses	2,071,682	2,062,480
Demand promissory note – related party (Note 4)	2,012,843	1,593,291
Mortgages payable and capital leases – current portion (Note 5 )	259,801	262,673
TOTAL CURRENT LIABILITIES	6,260,650	5,777,110

LONG-TERM LIABILITIES
Asset retirement obligations (Note 2)	41,242	41,000
Secured promissory notes – related party (Note 4)	4,688,683	4,493,941
TOTAL LONG-TERM LIABILITIES	4,729,925	4,534,941

TOTAL LIABILITIES	10,990,575	10,312,051

Commitments and contingencies ( Note 6)

STOCKHOLDERS’ DEFICIT
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 shares issued and outstanding, respectively.	124,756	124,756
Additional paid in capital	66,969,154	66,969,154
Accumulated other comprehensive income	108,179	231,954
Accumulated deficit	(72,913,648)	(72,244,097)
TOTAL STOCKHOLDERS’ DEFICIT	(5,711,559)	(4,918,233)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,279,016	$5,393,818

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,

(Unaudited)

	2016	2015

SALES
P2O	$-	$-
Other	-	-
TOTAL SALES	-	-

OPERATING EXPENSES
Selling general and administrative expenses
Professional Fees	45,368	94,191
Compensation	138,756	220,563
Other	89,227	184,296
Depreciation of property, plant and equipment and accretion of long-term liability	219,634	215,597
Research and development expenses	-	1,653
TOTAL OPERATING EXPENSES	492,985	716,300

LOSS FROM OPERATIONS	(492,985)	(716,300)

OTHER EXPENSES
Interest expense, net	(176,590)	(143,055)
Other income (expense), net	25	(5,163)
TOTAL OTHER EXPENSES	(176,565)	(148,218)

LOSS BEFORE INCOME TAXES	(669,550)	(864,518)

Provision for Income taxes	-	-

Net loss from continuing operations	(669,550)	(864,518)
Net income (loss) from discontinued operations (Note 14)	-	4,107

NET LOSS	$(669,550)	$(860,411)

Net loss attributable to common shareholders	$(669,550)	$(860,411)

Loss per share
Basic and diluted - from continuing operations	$(0.01)	$(0.01)
Basic and diluted - from discontinued operations	**	**
Total basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding

Basic and diluted (Note 2)	124,756,158	105,729,120

** Less than $.01

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

5

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three Months Ended March 31,

(Unaudited)

	2016	2015

NET LOSS	$(669,550)	$(860,411)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
Foreign currency items	123,775	115,325
COMPREHENSIVE LOSS	$(545,775)	$(745,086)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(669,550)	$(864,518)
Net income (loss) from discontinued operations	-	4,107
NET LOSS	(669,550)	(860,411)
Items not affecting cash:
Depreciation of property plant and equipment	171,201	167,120
Accretion of long-term liability	48,434	48,434
Accrued interest expense	167,159	132,477
Stock issued for Services	-	135,529
Other	-	4,920
Working capital changes:
Cash held in attorney trust	(25)	(25)
Accounts receivable	3,345	-
Prepaid expenses	(71,119)	(87,392)
Accounts payable	38,670	140,559
Accrued expenses	9,202	(219,474)
Other liabilities	-	(3,857)
Changes attributable to discontinued operations	-	(18,405)

NET CASH USED IN OPERATING ACTIVITIES	(302,683)	(560,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance proceeds, net	-	25,000
Proceeds from short-term loans – related party	307,103	404,090
Repayment of Mortgages and Capital Leases	(16,062)	(25,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	291,041	404,090

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,642)	(156,435)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,488	179,652

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,846	$23,217

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$3,471	$4,005

Schedule of non-cash Investing and Financing activities
Accounts payable settled with stock	$-	$30,002

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

Plastic2Oil, Inc. (the “Company” or “P2O”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006. 310 had no significant activity from inception through 2009. In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310. During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, transforming waste plastics to oil and other fuel products During 2014, the Company changed its name to Plastic2Oil, Inc. (“P2O”). P2O is a combination of proprietary technologies and processes developed by P2O which convert waste plastics into fuel. P2O currently, as of the date of this filing, operates two processors at its Niagara Falls, NY facility (the “Niagara Falls Facility”). Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. We plan to grow mainly from sale of processors and secondarily from the sale of fuel products.

We do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors.

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), a distributor of electronic components, including home theater and audio video products. In July 2012, the Company closed Javaco and sold substantially all of the inventory and fixed assets of Javaco. The operations of Javaco have been classified as discontinued operations for the periods presented (see Note 12).

On September 30, 2009, the Company acquired Pak-It, LLC (“Pak-It”), and the operator of a bulk chemical processing, mixing, and packaging facility. It also has developed and patented a delivery system that packages condensed cleaners in small water-soluble packages. In February 2012, the Company sold substantially all of the assets of Pak-It and as a result, the operations of Pak-It have been classified as discontinued operations for the periods presented (see Note 12).

Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations of $669,550, and $864,518, for the three months ended March 31, 2016, and 2015, respectively, and has a working capital deficit of $6,063,173 and an accumulated deficit of $72,913,648, at March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings and loans from related parties.

The Company will continue to require substantial funds to continue the expansion of its P2O business to achieve significant commercial productions, and to resume sales and marketing efforts. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1 Inc., Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2Oil Re One Inc., JBI Re #1 Inc., Plastic2Oil Marine Inc., Javaco, and Pak-it. All intercompany transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in US dollars. Recycling Center, Pak-It and Javaco have also been condensed consolidated; however, as mentioned their operations are classified as discontinued operations (see Note 12).

Interim Disclosure

Condensed consolidated financial statements are presented in considerably less detail than complete financial statements that are intended to present financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. For this reason, they should be read in conjunction with the entity’s most recent complete financial statements that include all the disclosures required by generally accepted accounting principles.

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

Restricted Cash

As of March 31, 2016 and December 31, 2015, the Company had $100,347 and $100,322, respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts as of March 31, 2016 and December 31, 2015 was $24,274 and $22,994, respectively.

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

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented (see Note 12).

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of March 31, 2016 and December 31, 2015, the carrying value of the asset retirement obligations was $41,242 and $41,000, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.

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

Deposits

Deposits represent utility services deposit and payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. Deposits were $1,476,971 and $1,484,438 as of March 31, 2016 and December 31, 2015, respectively.

Leases

The Company has entered into various leases for buildings and equipment. At the inception of a lease, the Company evaluates whether it is operating or capital in nature. Operating leases are recorded as expense in the appropriate periods of the lease. Capital leases are classified as property, plant and equipment and the related depreciation is recorded on the assets. Also, the debt related to the capital lease is included in the Company’s short- and long-term debt obligations, in accordance with the lease agreement (see Note 5).

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

Shipping and Handling Costs

The Company’s shipping and handling costs of $0 and $0 for the three months ended March 31, 2016 and 2015, respectively, are included in cost of goods sold for the years presented. Shipping and handling costs are capitalized to inventory and expensed to cost of sales when the related inventory is sold for the years presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $0 and $1,868 for the three months ended March 31, 2016 and 2015, respectively. These expenses are included in selling, general and administrative expenses – other, in the condensed consolidated statements of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the periods ended March 31, 2016 and 2015, the Company expensed $0 and $1,653, respectively, towards research and development costs. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Resulting differences are immaterial to the financial statements as a whole. Foreign exchange losses of $51 and $1,630 are included as general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at March 31, 2016 and December 31, 2015. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country. The years ended December 31, 2009 through December 31, 2015 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the three months ended March 31, 2016, potential dilutive common stock equivalents consisted 14,350,000 shares underlying common stock warrants and 1,540,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share. For the three months ended March 31, 2015, potential dilutive common stock equivalents 14,350,000 shares underlying common stock warrants, and 2,818,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. If adopted, would not have a material effect on the accompanying consolidated financial statements.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consist of the following at:

March 31, 2016	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(25,574)	$192,480
Machinery and office equipment	4,189,638	(2,603,347)	1,586,290
Furniture and fixtures	16,368	(16,322)	46
Land	273,118	-	273,118
Asset retirement obligation	36,594	(5,937)	30,657
Office and industrial buildings	1,433,523	(265,315)	1,168,208
Equipment under capital lease	73,757	(48,046)	25,710
Construction in process & Spares	371,638	(43,579)	328,059
Total	$6,612,689	$(3,008,121)	$3,604,568

December 31, 2015	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$216,854	$(23,096)	$193,758
Machinery and office equipment	4,190,838	(2,463,173)	1,727,665
Furniture and fixtures	16,368	(16,068)	300
Land	273,118	-	273,118
Asset retirement obligation	36,594	(5,549)	31,045
Office and industrial buildings	1,433,523	(249,001)	1,184,522
Equipment under capital lease	73,757	(45,412)	28,345
Construction in process	197,322	-	197,322
Spares	174,316	(34,863)	139,453
Total	$6,612,690	$(2,837,163)	$3,775,527

For the three months ended March 31, 2016 and 2016, the Company recognized $171,201 and 167,163, respectively of depreciation expense. At March 31, 2016 and December 31, 2015, machinery and equipment with a cost of $73,757 and accumulated amortization of $48,046 and $45,412 respectively, were under capital lease. During the periods ended March 31, 2016 and December 31, 2015, the Company recognized $2,634, and $10,636 , respectively, of depreciation expense related to these assets under capital lease.

NOTE 4 – SECURED PROMISSORY NOTES -RELATED PARTY

Related Party notes payable consists of the following at periods ended:

	March 31, 2016	December 31, 2015
Unsecured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum.	$1,689,528	$1,593,291

Unsecured Demand Promissory Note (provided by a related party) bearing interest of 12% per annum.	323,315	-

Secured Promissory Notes (provided by a related party -$1,000,000 in November 19, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,137,277	1,100,961

Secured Promissory Notes (provided by a related party - $1,000,000 in August 29, 2013 and $2,000,000 in September 31, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54 per share and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	3,551,406	3,392,980
Total	6,701,526	6,087,232
Less: current portion	2,012,843	1,593,291
Secured promissory notes – related party	$4,688,683	$4,493,941

Continuity of Secured Promissory Notes – Related Party	March 31, 2016	December 31, 2015
Face value of November 19, 2014 secured note payable	$1,000,000	$1,000,000
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Total face value of promissory notes payable	4,000,000	4,000,000
Discount on November 19, 2014 secured notes payable ( 1,000,000 warrants)	(58,082)	(58,082)
Discount on August 29, 2013 secured note payable (1,000,000 warrants)	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable (2,000,000 warrants)	(600,400)	(600,400)
Accretion of discount on secured notes payable ($4,000,000 secured note payable)	479,441	431,007
Interest on secured notes payable($4,000,000 secured note payable)	1,177,923	1,031,616
Carrying value of Secured Promissory Notes	$4,688,683	$4,493,941

The following annual payments of principal and interest are required over the next five years in respect to these related party notes payable:

Years Ending December 31,	Annual Payments
2016	$2,012,843
2017	-
2018	3,551,406
2019	1,137,277
2020	-
Total	$6,701,526

NOTE 5 – MORTGAGES PAYABLE AND CAPITAL LEASES

The Mortgages Payable and Capital Leases consists of the following at periods ending:

	March 31, 2016	December 31, 2015
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and mature on June 15, 2015. Principal and interest are due, in their entirety, at maturity. In consideration for 10,000 shares, the maturity was extended from June 15, 2015 to December 15, 2015 and subsequently to June 15, 2016 by the Mortgage holder.	$215,040	$201,880

Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and mature in November 2015, repayable in monthly installments of approximately $516.	-	1,032

Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2016, Principal and interest are due, in their entirety, at maturity. The maturity was extended from May 10, 2015 to May 10, 2016 by the Lessor.	19,761	19,761

Mortgage in the amount of $110,000, bears no interest, secured by the land and building, and matures in November 2016.	25,000	40,000
Total	259,801	262,673
Less: current portion	259,801	262,673
Mortgages payable and capital leases	$-	$-

The following annual payments of principal are required over the next two years in respect of these mortgages and capital leases:

Years Ending December 31,	Annual Payments
2016	$259,801
2017	-
Total repayments	$259,801

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by the Company’s chief executive officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At March 31, 2016, there were no currently installed marine vessel processors pursuant to the contract.

As of March 31, 2016, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of its operations. In addition to the payments made to these vendors classified as deposits on the accompanying unaudited condensed consolidated balance sheet. The Company will be required to pay approximately $495,000 upon the delivery of these assets which is expected occur with the delivery of processor #4 and processor #5.

The Company leased premises in Thorold, Ontario, Canada which was previously used in the operation Plastic2Oil (Canada), Inc. doing business as Regional Recycling of Niagara (“RRON”). During the third quarter of 2013, the Company determined that it would shut down the operations of RRON (see Note 12). The employees of RRON were given notice of the shut down in the first week of September, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September 2013, the Company was assessing its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and officially decided to cease use of the premises as of September 30, 2013. Accordingly, the Company has applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. The total expense included in loss from discontinued operations in the condensed consolidated statements of operations is $188,343 for the year ended December 31, 2015.. The property was vacated on November 10, 2015. On January 15, 2016, the Company entered into a Surrender of Lease agreement which terminated its lease, dated December 1, 2010, between Avondale Store Limited Properties and JBI, (Canada) Inc. relating to the Company’s premises located at 1786 Allanport Road, Thorold, Canada. The effective date of the termination was October 31, 2015. The premises was the site of the Company’s Regional Recycling Center, which was part of a business line that was discontinued by the Company in 2013. The Company anticipates the termination will save approximately $1,161,360 in lease payments over the original life of the lease which had a term ending on December 1, 2030. The Company will remain liable for unpaid rent of approximately $49,180, covering the period from May 2016 to October 2016.

Contingencies

As of March 31, 2016, the Company is involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the unaudited condensed consolidated financial statements of the Company.

NOTE 7 – WARRANTS

Warrants

The following table summarizes the activities for the period.

		Weighted	Weighted
	Warrants	Average	Average
	Number	Exercise Price	Remaining Term
OUTSTANDING, December 31, 2015	14,350,000	$0.19	1.8
Issued	-	-	-
OUTSTANDING, March 31, 2016	14,350,000	$0.19	1.5

NOTE 8 – STOCK OPTIONS

There were no options granted during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, 1,540,000 options are fully vested.

A summary of stock option activity for the three months ended March 31, 2016 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Stock Options	Exercise Price	Intrinsic Value (1)
Balance as of December 31, 2015	1,628,000	$1.30	$-
Expired	(88,000)	0.74	-
Balance as of March 31, 2016	1,540,000	$1.09	$-

Equity awards available for grant, net of restricted stock (811,576) at March 31, 2016	7,648,424

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.

NOTE 9 – RELATED PARTY TRANSACTIONS

From June 2014 to December 31, 2015, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of March 31, 2016, the current aggregate outstanding balance including accrued interest at 4% per annum was $1,689,528. (See Note 4).

On February 11, 2016, Plastic2Oil, Inc., a Nevada corporation (the “Company”), issued a promissory note in favor of Richard Heddle, the Company’s President, Chief Executive Officer and Chairman of the Company’s board of directors, to memorialize various advances, not to exceed $200,000 in total, which are expected to be made by Mr. Heddle to the Company from February 11, 2016 until March 31, 2016. As of March 31, 2016, the current aggregate outstanding balance including accrued interest at 12% per annum was $323,315. (See Note 5).The promissory note bears interest at the rate of 12% per annum. All principal and interest on the promissory note is due and payable in full by the Company on demand. The repayment of promissory note will be secured by assets of the Company. It is anticipated that the proceeds of these advances will be used for working capital purposes.

At March 31, 2016 and December 31, 2015, the company’s accounts payable and accrued expenses included a $132,218 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued RRON Operation.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At March 31, 2016, there were no currently installed marine vessel processors pursuant to the contract.

NOTE 10 – SEGMENT REPORTING

For the three months ended March 31, 2016 and 2015 the company has no revenue. The company’s processors were idle for all of 2015 and remained idle during the three months ended March 31, 2016.

When operating, the Company had two principal operating segments, Plastic2Oil and the Data Business. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment

When operating, the Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.”

P2O assets include the Company headquarters and various machinery and equipment used at the Niagara Falls Facility. At March 31, 2016, total long-lived assets of $2,855,436 and $245,982 were located in the United States and Canada, respectively. As of December 31, 2015, total long-lived assets of $3,010,831 and $258,056 , were located in the United States and Canada, respectively. The mortgage payable of $215,040 and the equipment capital lease maturing on June 15, 2016, both disclosed in Note 5, relate to assets held in Canada. The mortgage payable of $25, 000 on November 31, 2016 disclosed in Note 5, relates to assets held in United States.

NOTE 11 – RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the periods ended March 31, 2016, and 2015 10.6% and 19.1%, respectively, of total net purchases were made from six and one vendor respectively.

NOTE 12 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Regional Recycling of Niagara

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

NOTE 13 – SUBSEQUENT EVENTS

From April 1, 2016 through May 23, 2016, the company received $77,826 of short term loan bearing interest at 12% per annum from Richard Heddle, in addition to the $323,315 noted in Note 4.

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

Business Overview

For the three months ended March 31, 2016 and 2015 the company has no revenue. These processors were idle for all of 2015 and remained idle during the three months ended March 31, 2016.

For financial reporting purposes, we operate in two business segments, (i) our P2O® solution business, which manufactures and sells the fuel produced through our two operating P2O processors and (ii) data storage and recovery (the “Data Business”). As of this filing date of the report, our two operating processors were idle and not producing fuel products. Previously, we operated a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc. As of March 31, 2016, we had exited all of these businesses and their results in all periods presented are classified as discontinued operations (see Note 13).

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

We continue our business strategy with the goal of becoming a leading North American company that transforms waste plastic into ultra- clean, ultra-low sulphur fuel.

When in operation, we provide environmentally-friendly solutions through our processors and technologies. Our primary offering is our Plastic2Oil®, or P2O®, solution, which is our proprietary process that converts waste plastic into fuel through a series of chemical reactions (our “P2O business”). We collect mainly mixed plastics from commercial and industrial enterprises that generate large amounts of waste plastic for use in our process.

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

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report, we have three processors and components for two additional processors at an outside vendor site which are included in the balance sheet as deposits. These processors were idle for all of 2015 and remained idle during the three months ended March 31, 2016. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. We have years of significant operating data and have solved numerous challenges that have blocked competitor success. Since inception we have produced a total of 667,996 gallons of fuel.

2016 update

The Company Plastic2Oil, Inc. (the “Company”) entered into four related agreements with EcoNavigation, LLC (“EcoNavigation”) in connection with the supply of plastic-to-oil, or P2O, processors by the Company to EcoNavigation. As of January 27, 2016, such agreements expired and were not renewed by the parties.

Listing on the OTCQB

On May 20, 2016, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On May 20, 2016, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.03.

Sources of Revenues and Expenses

Results of Operations – Three Months ended March 31, 2016 compared to Three Months Ended March 31, 2015.

Revenue

As we only recently shifted our business strategy to selling fuel processors, we did not derive any revenue from processor sales in 2015 or during the three months ended March 31, 2016. We did not derive any revenue from Data Business for the three months ended March 31, 2016.

We had no fuel production or processor sales in the three months ended March 31, 2016. Consequently, there was neither fuel shipment nor fuel revenue. This was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers and we have been unable to obtain the financing necessary to make these repairs. These processors were idle for all of 2014, 2015 and are currently idle. Management estimates the processors will remain idle until third quarter of 2016, other than pilot runs to support processor sales.

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

As indicated earlier, we had no fuel produced in 2016 and 2015 and no revenue from our Data Business segment for the three months ended March 31, 2016 and 2015. The company’s operating expenses consisted of the following for the:

Operating Expenses

	Three months ended March 31,
	2016	2015
Selling, General and Administrative expenses
Professional Fees	$45,368	$94,191
Compensation	138,756	220,563
Other	89,227	184,296
Depreciation & Accretion	219,634	215,597
Research & Development	-	1,653
Total Operating Expenses	$492,985	$716,300

We incurred operating expenses of $492,985 during the three months ended March 31, 2016, compared to $716,300 for the three months ended March 31, 2015. This $223,796 decrease was driven by a $48,823 in professional fees decrease from elimination of outside consultants, a $81,807 reduction in wages and $95,550 reduction of additional operational expenses.

Non-Operating Expenses

Interest Expenses

For the three months ended March 31, 2016, we incurred net interest expense of $176,590 as compared to $143,055 for the three months ended March 31, 2015 on the related party secured promissory and short term notes.

Income Tax Expenses

For the three months ended March 31, 2016, and 2015, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

We incurred a net loss of $669,550 for the three months ended March 31, 2016 as compared to a net loss of $860,411 for the three months ended March 31, 2015. These losses consisted of losses from continuing operations of $669,650 and $864,518 for the three months ended March 31, 2016 and 2015, respectively, and gains from discontinued operations of $0 and $4,107 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

We do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors. The company intends to source additional capital through the sale of our equity and debt securities and other financing methods .The company will use the cash to complete the repairs on Processors #3 to resume production of fuels for pilot runs and customer demonstrationsAt March 31, 2016, we had a cash balance of $6,846. Our principal sources of liquidity in 2016 were the proceeds from the related party short-term loans from our chief executive officer. In 2015, the proceeds from the sale of shares of our common stock in private placements and proceeds from the related party short-term loans from our chief executive officer. As discussed earlier in this MD&A, our processors are currently idle and, thus, we are not producing fuel or generating fuel sales or processor sales. Our current cash levels are not sufficient to enable us to make the required repairs to our processors or to execute our business strategy as described in this Report. As a result, we intend to seek significant additional capital through the sale of our equity and debt securities and other financing methods to enable us to make the repairs, to meet ongoing operating costs and reduce existing liabilities. We also intend to seek cash advances or deposits under any new processor sale agreements and/or related technology licenses. Management currently anticipates that the processors will remain idle until at least the third quarter of 2016 other than running pilot, or demo, runs for sale of processors. Due to the many factors and uncertainties involved in capital markets transactions, there can be no assurance that we will raise sufficient capital to allow us to resume operations in 2016, or at all. In the interim, we anticipate that our level of operations will continue to be nominal, although we plan to continue to market our P2O processors with the intention of making additional P2O processor sales and technology licenses.

Our limited capital resources, lack of Revenue and recurring losses from operations raise substantial doubt about our ability to continue as a going concern and may adversely affect our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash Flow from Operations

Cash used in operations was $302,683 and $560,525 for the three months ended March 31, 2016 and 2015, respectively. In 2016 and 2015 cash was mainly used to continue funding the minimum operating costs. The drop in cash used is from reduction in personnel, less use of professional consultants and tighter spending control.

Cash Flow from Investing Activities

There were no investing activities for the three months ended March 31, 2016 and 2015, respectively.

Cash Flow from Financing Activities

Cash flow from financing activities was $291,041, and $404,090, for the three months March 31, 2016 and 2015, respectively. For 2016 and 2015, these amounts were mainly driven by the proceeds received from short-term notes

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods ended March 31, 2016 and 2015.

Transactions with Related Parties

From June 2014 to December 31, 2015, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of December 31, 2015, the current aggregate outstanding balance including accrued interest at 4% per annum was$1,689,528. (See Note 4).

From January 2016 to March 31, 2016, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of March 31, 2016, the current aggregate outstanding balance including accrued interest at 12% per annum was $323,315. (See Note 4).

At March 31, 2016, the company’s accounts payable and accrued expenses included a $132,218 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued RRON Operation.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2015 and March 31, 2016, there were no installed marine vessel processors pursuant to the contract.

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

Critical Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2OilI Re One Inc., and JBI Re #1 Inc., Plastic2Oil of NY #1, and Plastic2Oil Marine Inc.. The results of Javaco and Pak-It are consolidated and classified as discontinued operations for all periods presented. (see Note 12) All of our intercompany transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars.

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

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented (See Note 12).

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

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gains and losses are included in the consolidated statements of operations. Resulting differences are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign exchange gain of $7,320 and loss of $2,330 for monetary items are included as general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of March 31, 2016 and December 31, 2015 was $2,012,843 and $1,593,291, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. Other Information

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings affecting the Company, see the information in Footnote 6, “Commitments and Contingencies”, to the financial statements, included in Part I of this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

PLASTIC2OIL, INC.

Date: May 23, 2016	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President, Chief Executive Officer	May 23, 2016
Richard Heddle	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Philip J Bradley	Director	May 23, 2016
Philip J. Bradley

/s/ Rahoul S. Banerjea	Chief Financial Officer	May 23, 2016
Rahoul S. Banerjea	(Principal Financial Officer and Principal Accounting Officer)

Item 6. Exhibits

(a) Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

