Form 10-Q/A
period 2016-03-31
Plastic2Oil, Inc.
filed 2016-05-25
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (the “Original 10-Q”) of PLASTIC2OIL, INC., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101.

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

PLASTIC2OIL, INC.

Date: May 25, 2016	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer
(Principal Executive Officer)