Form 10-Q
period 2016-06-30
Plastic2Oil, Inc.
filed 2016-08-22
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of August 19, 2016, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2016	As of December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,294	$18,488
Restricted cash (Note 2 )	100,372	100,322
Accounts receivable, net of allowance of $24,274 and $22,994, respectively.	-	3,345
Prepaid expenses and other current assets	67,733	11,698
TOTAL CURRENT ASSETS	171,399	133,853

PROPERTY, PLANT AND EQUIPMENT, NET (Note 3)	3,436,713	3,775,527

Deposits (Note 2)	1,476,126	1,484,438

TOTAL ASSETS	$5,084,238	$5,393,818

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,881,429	$1,858,666
Accrued expenses	2,148,732	2,062,480
Demand promissory note – related party (Note 4)	2,208,590	1,593,291
Mortgages payable and capital leases	245,470	262,673
TOTAL CURRENT LIABILITIES	6,484,221	5,777,110

LONG-TERM LIABILITIES
Asset retirement obligations (Note 2)	41,616	41,000
Secured promissory notes – related party (Note 4)	4,883,424	4,493,941
TOTAL LONG-TERM LIABILITIES	4,925,040	4,534,941

TOTAL LIABILITIES	11,409,261	10,312,051

Commitments and contingencies ( Note 6)

STOCKHOLDERS’ DEFICIT
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 shares issued and outstanding	124,756	124,756
Additional paid in capital	66,969,154	66,969,154
Accumulated other comprehensive income	107,924	231,954
Accumulated deficit	(73,526,857)	(72,244,097)
TOTAL STOCKHOLDERS’ DEFICIT	(6,325,023)	(4,918,233)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,084,238	$5,393,818

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

SALES
P2O	$-	$-	$-	$-
Other	-	10,397	-	10,397
TOTAL SALES	-	10,397	-	10,397

COST OF SALES
P2O	-	-	-	-
Other	-	4,054	-	4,054
TOTAL COST OF SALES	-	4,054	-	4,054

GROSS PROFIT	-	6,343	-	6,343

OPERATING EXPENSES
Selling general and administrative expenses
Professional Fees	21,676	253,705	67,044	347,896
Compensation	131,252	220,852	270,008	441,415
Other	55,958	382,657	145,185	566,953
Depreciation of property, plant and equipment and accretion of long-term liability	216,664	216,877	436,298	432,474
Research and development expenses	-	-	-	1,653
TOTAL OPERATING EXPENSES	425,550	1,074,091	918,535	1,790,391

LOSS FROM OPERATIONS	(425,550)	(1,067,748)	(918,535)	(1,784,048)

OTHER INCOME (EXPENSES)
Interest expense, net	(187,601)	(150,238)	(364,191)	(293,293)
Other income (expense), net	(59)	4,705	(34)	(458)
TOTAL OTHER INCOME (EXPENSES)	(187,660)	(145,533)	(364,225)	(293,751)

LOSS BEFORE INCOME TAXES	(613,210)	(1,213,281)	(1,282,760)	(2,077,799)

Provision for Income taxes	-	-	-	-

Net loss from continuing operations	(613,210)	(1,213,281)	(1,282,760)	(2,077,799)
Net loss from discontinued operations (Note 12)	-	(21,521)	-	(17,414)

NET LOSS	$(613,210)	$(1,234,802)	$(1,282,760)	$(2,095,213)

Loss per share
Basic and diluted - from continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Basic and diluted - from discontinued operations	**	**	**	**
Total basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding

Basic and diluted (Note 2)	124,756,158	121,226,927	124,756,158	117,132,113

** Less than $.01

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2016	2015	2016	2015

NET LOSS	$(613,210)	$(1,234,802)	$(1,282,760)	$(2,095,213)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
Foreign currency items	255	(3,915)	124,030	111,410
COMPREHENSIVE LOSS	$(612,955)	$(1,238,717)	$(1,158,730)	$(1,983,803)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,282,760)	$(2,077,799)
Net loss from discontinued operations	-	(17,414)
NET LOSS	(1,282,760)	(2,095,213)
Items not affecting cash:
Depreciation of property plant and equipment	339,430	335,519
Accretion of long-term liability	96,868	96,868
Accrued interest expense	345,110	270,238
Stock issued for Services	-	264,913
Stock issuance in reduction of accounts payable		19,200
Other	-	87
Working capital changes:
Accounts receivable	3,345	(8,520)
Prepaid expenses	(47,723)	(68,138)
Accounts payable	3,128	(28,561)
Accrued expenses	86,228	181,274
Changes attributable to discontinued operations	-	(35,920)
NET CASH USED IN OPERATING ACTIVITIES	(456,374)	(1,068,253)

CASH FLOW FROM INVESTMENT ACTIVITIES
Increase in restricted cash	(25)	(50)
NET CASH USED IN INVESTING ACTIVITIES	(25)	(50)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance proceeds, net	-	25,000
Proceeds from short-term loans – related party	472,237	949,409
Repayment of Mortgages and Capital Leases	(31,032)	(36,854)
NET CASH PROVIDED BY FINANCING ACTIVITIES	441,205	937,555

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,194)	(130,748)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,488	179,652

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,294	$48,904
Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$9,034	$13,979

Schedule of non-cash Investing and Financing activities
Accounts payable settled with stock	$-	$30,003

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

Plastic2Oil, Inc. (the “Company” or “P2O”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006. 310 had no significant activity from inception through 2009. In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310. During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, transforming waste plastics to oil and other fuel products During 2014, the Company changed its name to Plastic2Oil, Inc. (“P2O”). P2O is a combination of proprietary technologies and processes developed by P2O which convert waste plastics into fuel. P2O currently, as of the date of this filing, has two processors at its Niagara Falls, NY facility (the “Niagara Falls Facility”). Both processors are currently idle since December 2013. Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. We plan to grow mainly from sale of processors.

Currently, we do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors.

Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations of $1,282,760, and $2,077, 799, for the six months ended June 30, 2016, and 2015, respectively, and has a working capital deficit of $6,312,823 and an accumulated deficit of $73,526,857 at June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings and loans from related parties.

The Company will continue to require substantial funds to continue the expansion of its P2O business to achieve commercial productions, and to resume sales and marketing efforts. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments.

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

Interim Disclosure

These condensed consolidated financial statements are presented in considerably less detail than complete financial statements that are intended to present financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. For this reason, they should be read in conjunction with the entity’s most recent complete financial statements included in its annual report for the year ended December 31, 2015 on Form 10-K filed with the SEC on March 31, 2016 that include all the disclosures required by generally accepted accounting principles.

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

Restricted Cash

As of June 30, 2016 and December 31, 2015, the Company had $100,372 and $100,322, respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts as of June 30, 2016 and December 31, 2015 was $24,274 and $22,994, respectively.

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

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of June 30, 2016 and December 31, 2015, the carrying value of the asset retirement obligations was $41,616 and $41,000, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.

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

Deposits

Deposits represent utility services deposit and payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. Deposits were $1,476,126 and $1,484,438 as of June 30, 2016 and December 31, 2015, respectively.

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

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $0 and $1,868 for the six months ended June 30, 2016 and 2015, respectively. These expenses are included in selling, general and administrative expenses – other, in the condensed consolidated statements of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the six months ended June 30, 2016 and 2015, the Company expensed $0 and $1,653, respectively, towards research and development costs. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Resulting differences are immaterial to the financial statements as a whole. Foreign exchange losses of $99 and gain of $4,712 are included as general and administrative expenses in the condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at June 30, 2016 and December 31, 2015. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country. The years ended December 31, 2009 through December 31, 2015 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the six months ended June 30, 2016, potential dilutive common stock equivalents consisted 14,350,000 shares underlying common stock warrants and 1,540,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share. For the six months ended June 30, 2015, potential dilutive common stock equivalents 14,350,000 shares underlying common stock warrants, and 2,818,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consist of the following at:

As of June 30, 2016	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(27,725)	$190,329
Machinery and office equipment	4,189,638	(2,741,401)	1,448,237
Furniture and fixtures	16,368	(16,368)	-
Land	273,118	-	273,118
Asset retirement obligation	36,594	(6,325)	30,269
Office and industrial buildings	1,433,523	(281,181)	1,152,342
Equipment under capital lease	73,757	(50,681)	23,076
Construction in process & Spares	371,638	(52,295)	319,343
Total	$6,612,689	$(3,175,976)	$3,436,713

December 31, 2015	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$216,854	$(23,096)	$193,758
Machinery and office equipment	4,190,838	(2,463,173)	1,727,665
Furniture and fixtures	16,368	(16,068)	300
Land	273,118	-	273,118
Asset retirement obligation	36,594	(5,549)	31,045
Office and industrial buildings	1,433,523	(249,001)	1,184,522
Equipment under capital lease	73,757	(45,412)	28,345
Construction in process	197,322	-	197,322
Spares	174,316	(34,863)	139,453
Total	$6,612,690	$(2,837,163)	$3,775,527

For the six months ended June 30, 2016 and 2015, the Company recognized $338,654 and $335,051, respectively of depreciation expense. At June 30, 2016 and December 31, 2015, machinery and equipment with a cost of $73,757 and accumulated amortization of $50,681 and $45,412 respectively, were under capital lease. During the periods ended June 30, 2016 and December 31, 2015, the Company recognized $5,269, and $7,737, respectively, of depreciation expense related to these assets under capital lease.

NOTE 4 – SECURED PROMISSORY NOTES -RELATED PARTY

Related Party notes payable consists of the following at periods ended:

	As of June 30, 2016	As of December 31, 2015
Secured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum.	$1,708,205	$1,593,291

Secured Demand Promissory Note (provided by a related party) bearing interest of 12% per annum.	500,385	-

Secured Promissory Notes (provided by a related party -$1,000,000 in November 19, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,173,591	1,100,961

Secured Promissory Notes (provided by a related party - $1,000,000 in August 29, 2013 and $2,000,000 in September 31, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54 per share and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	3,709,832	3,392,980
Total	7,092,013	6,087,232
Less: current portion	2,208,590	1,593,291
Secured promissory notes – related party	$4,883,423	$4,493,941

Continuity of Secured Promissory Notes – Related Party	As of June 30, 2016	As of December 31, 2015
Face value of November 19, 2014 secured note payable	$1,000,000	$1,000,000
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Total face value of promissory notes payable	4,000,000	4,000,000
Discount on November 19, 2014 secured notes payable (1,000,000 warrants)	(58,082)	(58,082)
Discount on August 29, 2013 secured note payable (1,000,000 warrants)	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable (2,000,000 warrants)	(600,400)	(600,400)
Accretion of discount on secured notes payable ($4,000,000 secured note payable)	527,875	431,007
Interest on secured notes payable($4,000,000 secured note payable)	1,324,230	1,031,616
Carrying value of Secured Promissory Notes	$4,883,423	$4,493,941

The following annual payments of principal and interest are required over the next five years in respect to these related party notes payable:

Years Ending June 30,	Annual Payments
2017	$2,208,590
2018	-
2019	3,709,832
2020	1,173,591
2021	-
Total	$7,092,013

NOTE 5 – MORTGAGES PAYABLE AND CAPITAL LEASES

The Mortgages Payable and Capital Leases consists of the following at periods ending:

	As of June 30, 2016	As of December 31, 2015
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matured on June 15, 2015. Principal and interest were due, in their entirety, at maturity. In consideration for 10,000 shares, the maturity was extended from June 15, 2015 to December 15, 2015 and subsequently to June 15, 2016 by the Mortgage holder. The Company is in discussion with Mortgage holder in extending to December 15, 2016, but nothing has been formalized, and the mortgage is currently in default.	$215,320	$201,880

Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matured in November 2015, repayable in monthly installments of approximately $516.	-	1,032

Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2016, Principal and interest were due, in their entirety, at maturity. The maturity was extended from May 10, 2015 to May 10, 2016 by the Lessor. The Company is in discussion with Lessor in extending to May 10, 2017, but nothing has been formalized, and the capital lease in currently in default.	20,150	19,761

Mortgage in the amount of $110,000, bears no interest, secured by the land and building, and matures in November 2016.	10,000	40,000

Total	245,470	262,673
Less: current portion	245,470	262,673
Mortgages payable and capital leases	$-	$-

The remaining mortgage and capital lease obligations are due in the next six months.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2016, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of its operations. In addition to the payments made to these vendors classified as deposits on the accompanying unaudited condensed consolidated balance sheet. The Company will be required to pay approximately $495,000 upon the delivery of these assets.

The Company leased premises in Thorold, Ontario, Canada which was previously used in the operation Plastic2Oil (Canada), Inc. doing business as Regional Recycling of Niagara (“RRON”). During the third quarter of 2013, the Company determined that it would shut down the operations of RRON (see Note 12). The employees of RRON were given notice of the shut down in the first week of September, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September 2013, the Company was assessing its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and officially decided to cease use of the premises as of September 30, 2013. Accordingly, the Company has applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. The property was vacated on November 10, 2015. On January 15, 2016, the Company entered into a Surrender of Lease agreement which terminated its lease, dated December 1, 2010, between Avondale Store Limited Properties and JBI, (Canada) Inc. relating to the Company’s premises located at 1786 Allanport Road, Thorold, Canada. The effective date of the termination was October 31, 2015. The premises was the site of the Company’s Regional Recycling Center, which was part of a business line that was discontinued by the Company in 2013. The Company anticipates the termination will save approximately $1,161,360 in lease payments over the original life of the lease which had a term ending on December 1, 2030. The Company will remain liable for unpaid rent of approximately $43,875, covering the period from May 2016 to October 2016.

Contingencies

As of June 30, 2016, the Company is involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the unaudited condensed consolidated financial statements of the Company.

NOTE 7 – WARRANTS

Warrants

The following table summarizes the activities for the period.

		Weighted	Weighted
	Warrants	Average	Average
	Number	Exercise Price	Remaining Term
OUTSTANDING, December 31, 2015	14,350,000	$0.19	1.5
Issued	-	-	-
OUTSTANDING, June 30, 2016	14,350,000	$0.19	1.5

NOTE 8 – STOCK OPTIONS

There were no options granted during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, 1,540,000 options are fully vested.

A summary of stock option activity for the six months ended June 30, 2016 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Stock Options	Exercise Price	Intrinsic Value (1)
Balance as of December 31, 2015	1,628,000	$1.30	$-
Expired	(88,000)	0.38	-
Balance as of June 30, 2016	1,540,000	$1.12	$-

Equity awards available for grant, net of restricted stock (811,576) at June 30, 2016	7,648,424

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.

NOTE 9 – RELATED PARTY TRANSACTIONS

From June 2014 to June 30, 2016, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of June 30, 2016, the current aggregate outstanding balance including accrued interest at 4% per annum was $1,708,205. (See Note 4).

On February 11, 2016, the Company issued a promissory note in favor of Richard Heddle, the Company’s President, Chief Executive Officer and Chairman of the Company’s board of directors, to memorialize various advances which are expected to be made by Mr. Heddle to the Company from February 11, 2016 until March 31, 2016. As of June 30, 2016, the current aggregate outstanding balance including accrued interest at 12% per annum was $500,385. (See Note 5).The promissory note bears interest at the rate of 12% per annum. All principal and interest on the promissory note is due and payable in full by the Company on demand. The repayment of promissory note will be secured by assets of the Company. The proceeds of these advances are being used for working capital purposes.

At June 30, 2016 and December 31, 2015, the company’s accounts payable and accrued expenses included a $132,218 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued RRON Operation.

NOTE 10 – SEGMENT REPORTING

For the six months ended June 30, 2016 and 2015 the Company had no revenue. The company’s processors were idle for all of 2015 and remained idle during the six months ended June 30, 2016.

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

P2O assets include the Company headquarters and various machinery and equipment used at the Niagara Falls Facility. At June 30, 2016, total long-lived assets of $2,703,248 and $233,877 were located in the United States and Canada, respectively. As of December 31, 2015, total long-lived assets of $3,010,831 and $258,056 , were located in the United States and Canada, respectively. The mortgage payable of $215,320 and the equipment capital lease of $20,130, both disclosed in Note 5, relate to assets held in Canada. The mortgage payable of $10,000 on November 31, 2016 disclosed in Note 5, relates to assets held in United States.

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

NOTE 12 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Regional Recycling of Niagara

On January 15, 2016, the Company entered into a Surrender of Lease agreement which terminated its lease, dated December 1, 2010, between Avondale Store Limited Properties and JBI, (Canada) Inc. relating to the Company’s premises located at 1786 Allanport Road, Thorold, Canada. The effective date of the termination was October 31, 2015. The premises was the site of the Company’s Regional Recycling Center, which was part of a business line that was discontinued by the Company in 2013. The Company anticipates the termination will save approximately $1,161,360 in lease payments over the original life of the lease which had a term ending on December 1, 2030. The Company will remain liable for unpaid rent of approximately $43,875, covering the period from May 2016 to October 2016

NOTE 13 – SUBSEQUENT EVENTS

On August 8, 2016, the Company entered into a Subscription Agreement with an investor, pursuant to which, the Company sold to the investor in a private placement a $100,000 principal amount 12% Secured Promissory Note due on August 10, 2021, together with a five-year warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.12 per share.

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

Business Overview

For the six months ended June 30, 2016 and 2015 the company has no revenue. The Company’s P2O processors were idle for all of 2015 and remained idle during the six months ended June 30, 2016.

For financial reporting purposes, we operate in two business segments, (i) our P2O® solution business, which manufactures and sells the fuel produced through our two operating P2O processors and (ii) data storage and recovery (the “Data Business”). As of this filing date of the report, our two operating processors were idle and not producing fuel products. Previously, we operated a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc. As of June 30, 2016, we had exited all of these businesses and their results in all periods presented are classified as discontinued operations (see Note 12).

Our P2O business is a commercial manufacturing and production business. We plan to grow mainly from sale of processors, and secondarily from the sale of fuel products. Historically, our revenues have been derived primarily from our other segments and products, including those noted above as discontinued operations.

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

Plastic2Oil Business

Our P2O business has elements of both a recycling business and a fuel refiner/ production business, which makes it difficult to identify and make direct comparisons to competitors. Both the recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to achieve and maintain a competitive position with respect to technological advances in both of these sectors. We believe that our business currently faces competition in the plastics-to-energy market, including competition from PK Clean, Vadxx Energy, Green Envirotec Holdings LLC, and RES polyflow, each of which has developed alternative methods for obtaining and generating fuel from plastics. See “Risk Factors—Risks Related to Our Business”. Because P2O solution end products include a variety of fuels, we also face competition from the broader petroleum industry.

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

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report, we have three processors and components for two additional processors at an outside vendor site which are included in the balance sheet as deposits. These processors were idle for all of 2015 and remained idle for the six months ended June 30, 2016. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. We have years of significant operating data and have solved numerous challenges that have blocked competitor success. Since inception we have produced a total of 667,996 gallons of fuel.

Listing on the OTCQB

At August 19, 2016, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On August 19, 2016, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.03.

Sources of Revenues and Expenses

Results of Operations – Six Months ended June 30, 2016 compared to Six Months Ended June 30, 2015.

Revenue

As we only recently shifted our business strategy to selling fuel processors, we did not derive any revenue from processor sales in 2015 or during the six months ended June 30, 2016. We did not derive any revenue from our Data Business for the six months ended June 30, 2016.

We had no fuel production or processor sales in the six months ended June 30, 2016. Consequently, there was neither fuel shipment nor fuel revenue. This was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers and we have been unable to obtain the financing necessary to make these repairs. These processors were idle for all of 2014, 2015 and remain idle through the date of this filing. Management estimates the processors will remain idle until the company can raise additional capital, Fuel revenues are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold. Our fuels are usually sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers. Generally, we are able to obtain a higher price per gallon for our Fuel Oil No. 2 as compared to Fuel Oil No. 6, and a significantly lower pricing for our Naphtha.

As indicated earlier, we did not produce any fuel in 2016 and 2015 and we had no revenue from our Data Business segment for the six months ended June 30, 2016 and 2015. The Company’s operating expenses consisted of the following:

Operating Expenses

	For the Three month Ended June 30,		For the Six month Ended June 30,
	2016	2015	2016	2015
Selling, General and Administrative expenses
Professional Fees	$21,676	$253,705	$67,044	$347,896
Compensation	131,252	220,852	270,008	441,415
Other	55,958	382,657	145,185	566,953
Depreciation & Accretion	216,664	216,877	436,298	432,474
Research & Development	-	-	-	1,653
Total Operating Expenses	$425,550	$1,074,091	$918,535	$1,790,391

We incurred operating expenses of $918,535 during the six months ended June 30, 2016, compared to $1,790,391 for the six months ended June 30, 2015. This $871,856 decrease was driven by a $280,852 in professional fees decrease from elimination of outside consultants, a $171,407 reduction in compensation from employee layoffs and $421,768 reduction of additional operational expenses. In 2015 the operational cost included approximately $320,000 from the settlement of the class action suit. Tight control on operating expenses provided the approximately $100,000 of additional reduction in operating expenses.

Non-Operating Expenses

Interest Expenses

For the six months ended June 30, 2016, we incurred net interest expense of $364,191 as compared to $293,293 for the six months ended June 30, 2015 on the related party secured promissory and short term notes.

Income Tax Expenses

For the six months ended June 30, 2016, and 2015, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

We incurred a net loss of $1,282,760 for the six months ended June 30, 2016 as compared to a net loss of $2,095,213 for the six months ended June 30, 2015. These losses consisted of losses from continuing operations of $1,282,760 and $2,077,799 for the six months ended June 30, 2016 and 2015, respectively, and gains from discontinued operations of $0 and $17,414 for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

We do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors. We intend to source additional capital through the sale of our equity and debt securities and other financing methods. We plan to use the cash proceeds from any financing to complete the repairs on Processors #3 to resume production of fuels for pilot runs and customer demonstrations. At June 30, 2016, we had a cash balance of $3,294. Our principal sources of liquidity in 2016 were the proceeds from the related party short-term loans from our chief executive officer.

As discussed earlier in this MD&A, our processors are currently idle and, thus, we are not producing fuel or generating fuel sales or processor sales. Our current cash levels are not sufficient to enable us to make the required repairs to our processors or to execute our business strategy as described in this Report. As a result, we intend to seek significant additional capital through the sale of our equity and debt securities and other financing methods to enable us to make the repairs, to meet ongoing operating costs and reduce existing liabilities. We also intend to seek cash advances or deposits under any new processor sale agreements and/or related technology licenses. Management currently anticipates that the processors will remain idle until the company can raise additional capital. Due to the many factors and uncertainties involved in capital markets transactions, there can be no assurance that we will raise sufficient capital to allow us to resume operations in 2016, or at all. In the interim, we anticipate that our level of operations will continue to be nominal, although we plan to continue to market our P2O processors with the intention of making P2O processor sales and technology licenses.

Our limited capital resources, lack of Revenue and recurring losses from operations raise substantial doubt about our ability to continue as a going concern and may adversely affect our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash Flow from Operations

Cash used in operations was $456,374 and $1,068,253 for the six months ended June 30, 2016 and 2015, respectively. In 2016 and 2015 cash was mainly used to continue funding the minimum operating costs. The drop in cash used is from reduction in personnel, less use of professional consultants and tighter spending control.

Cash Flow from Investing Activities

Cash flow from investing activities was $25, and $50, for the six months ended June 30, 2016 and 2015 respectively from an increase in restricted cash.

Cash Flow from Financing Activities

Cash flow from financing activities was $441,205, and $937,555, for the six months June 30, 2016 and 2015, respectively. For 2016 and 2015, these amounts were mainly driven by the proceeds received from short-term notes from related parties.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods ended June 30, 2016 and 2015.

Transactions with Related Parties

From June 2014 to June 30, 2016, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of June 31, 216 and December 31, 2015, the aggregate outstanding balance including accrued interest at 4% per annum was $1,708,205 and $1,593,291 respectively. (See Note 4).

From January 2016 to June 30, 2016, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. At June 30, 2016, the aggregate outstanding balance including accrued interest at 12% per annum was $500,385. (See Note 4).

At June 30, 2016, the company’s accounts payable and accrued expenses included a $132,218 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued RRON Operation.

In November 2014, we entered into a Subscription Agreement with Heddle Marine Services, a business controlled by Mr. Richard Heddle, the Company’s Chief Executive Officer and a member of the Company’s board of directors, pursuant to which we issued to Heddle Marine a $1 million principal amount 12% Secured Promissory Note, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share.

Critical Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2OilI Re One Inc., and JBI Re #1 Inc., Plastic2Oil of NY #1, and Plastic2Oil Marine Inc.. The results of Javaco and Pak-It are consolidated and classified as discontinued operations for all periods presented (See Note 12). All of our intercompany transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars.

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

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gains and losses are included in the consolidated statements of operations. Resulting differences are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign exchange loss of $99 and gain of $4,712 for monetary items are included as general and administrative expenses in the condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of June 30, 2016 and December 31, 2015 was $2,208,590 and $1,593,291, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2016 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company currently has just two directors, one of whom is member of executive management and not independent, the Company does not maintain separately designated audit, compensation and nominating and corporate governance committees of the Board.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has reported to the Board of Directors material weaknesses described under the heading Management’s Report on Internal Control over Financial Reporting” in Section 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

PLASTIC2OIL, INC.

Date: August 22, 2016	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President, Chief Executive Officer	August 22, 2016
Richard Heddle	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Philip J Bradley	Director	August 22, 2016
Philip J. Bradley

/s/ Rahoul S. Banerjea	Chief Financial Officer	August 22, 2016
Rahoul S. Banerjea	(Principal Financial Officer and Principal Accounting Officer)

Item 6. Exhibits

(a) Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

