Form 10-Q
period 2016-09-30
Plastic2Oil, Inc.
filed 2016-11-21
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2016

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

As of November 21, 2016, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2016	As of December 31, 2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$93,740	$18,488
Restricted cash (Note 2 )	100,398	100,322
Accounts receivable, net of allowance of $22,994 and $22,994, respectively.	-	3,345
Prepaid expenses and other current assets	40,775	11,698
TOTAL CURRENT ASSETS	234,913	133,853

Property, plant and equipment, net (Note 3)	2,248,593	3,775,527

Deposits (Note 2)	1,476,126	1,484,438

TOTAL ASSETS	$3,959,632	$5,393,818

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,868,370	$1,858,666
Accrued expenses	2,207,223	2,062,480
Demand promissory note – related party (Note 4)	2,280,912	1,593,291
Mortgages payable and capital leases	234,182	262,673
TOTAL CURRENT LIABILITIES	6,590,687	5,777,110

LONG-TERM LIABILITIES
Asset retirement obligations (Note 2)	41,923	41,000
Secured promissory notes – related party (Note 4)	5,079,670	4,493,941
Secured promissory notes – (Note 4)	200,518	-
TOTAL LONG-TERM LIABILITIES	5,322,111	4,534,941

TOTAL LIABILITIES	11,912,798	10,312,051

Commitments and contingencies ( Note 6)

STOCKHOLDERS’ DEFICIT
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 shares issued and outstanding	124,756	124,756
Additional paid in capital	66,973,154	66,969,154
Accumulated other comprehensive income	127,348	231,954
Accumulated deficit	(75,178,424)	(72,244,097)
TOTAL STOCKHOLDERS’ DEFICIT	(7,953,166)	(4,918,233)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,959,632	$5,393,818

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

SALES
P2O	$-	$-	$-	$-
Other	-	-	-	10,397
TOTAL SALES	-	-	-	10,397

COST OF SALES
P2O	-	-	-	-
Other	-	-	-	4,054
TOTAL COST OF SALES	-	-	-	4,054

GROSS PROFIT	-	-	-	6,343

OPERATING EXPENSES
Selling general and administrative expenses
Professional Fees	23,633	157,099	90,677	504,995
Compensation	126,094	197,696	396,102	639,111
Other	69,059	109,368	214,244	676,320
Depreciation of property, plant and equipment and accretion of long-term liability	216,579	212,968	652,877	645,442
Research and development expenses	-	-	-	1,653
TOTAL OPERATING EXPENSES	435,365	677,131	1,353,900	2,467,521

LOSS FROM OPERATIONS	(435,365)	(677,131)	(1,353,900)	(2,461,178)

OTHER EXPENSES
Impairment of property, plant and equipment	(1,020,349)	-	(1,020,349)	-
Interest expense, net	(195,853)	(154,376)	(560,044)	(447,669)
Other income (expense), net	-	(413)	(34)	(871)
TOTAL OTHER EXPENSES	(1,216,202)	(154,789)	(1,580,427)	(448,540)

LOSS BEFORE INCOME TAXES	(1,651,567)	(831,919)	(2,934,327)	(2,909,718)

Provision for Income taxes	-	-	-	-

Net loss from continuing operations	(1,651,567)	(831,919)	(2,934,327)	(2,909,718)
Net loss from discontinued operations (Note 12)	-	(16,999)	-	(34,413)

NET LOSS	$(1,651,567)	$(848,918)	$(2,934,327)	$(2,944,131)

Loss per share
Basic and diluted - from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Basic and diluted - from discontinued operations	**	**	**	**
Total basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding

Basic and diluted (Note 2)	124,756,158	124,246,158	124,756,158	119,512,180

** Less than $.01

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three month Ended September 30,		For the Nine month Ended September 30,
	2016	2015	2016	2015

NET LOSS	$(1,651,567)	$(848,918)	$(2,934,327)	$(2,944,131)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
Foreign currency items	(19,424)	80,095	104,606	191,502
COMPREHENSIVE LOSS	$(1,670,991)	$(768,823)	$(2,829,721)	$(2,752,629)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,934,327)	$(2,909,718)
Net loss from discontinued operations	-	(34,413)
NET LOSS	(2,934,327)	(2,944,131)
Items not affecting cash:
Depreciation of property plant and equipment	507,508	503,077
Accretion of long-term liability	145,369	145,302
Accrued interest expense	527,145	414,278
Issuance of warrants in conjunction with promissory notes	4,000
Stock issued for Services	-	485,587
Stock issuance in reduction of accounts payable	-	19,200
Impairment loss - properety, plant and equipment	1,020,349
Other	-	(702)
Working capital changes:
Accounts receivable	3,345	1,156
Prepaid expenses	(20,765)	(32,130)
Accounts payable	(6,536)	52,131
Accrued expenses	144,743	(50,011)
Changes attributable to discontinued operations	-	(38,081)
NET CASH USED IN OPERATING ACTIVITIES	(609,169)	(1,444,324)

CASH FLOW FROM INVESTMENT ACTIVITIES
Increase in restricted cash	(51)	(67)
NET CASH USED IN INVESTING ACTIVITIES	(51)	(67)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issuance proceeds, net	-	25,000
Proceeds from long-term promisorry notes	200,000	-
Proceeds from short-term loans – related party	525,504	1,330,596
Repayment of mortgages and capital leases	(41,032)	(50,349)
NET CASH PROVIDED BY FINANCING ACTIVITIES	684,472	1,305,247

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	75,252	(139,144)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,488	179,652

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,740	$40,508

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$26,807	$16,001

Schedule of non-cash Investing and Financing activities
Accounts payable settled with stock	$-	$30,003
Class action suit settlement with stock	$-	$240,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

Plastic2Oil, Inc. (the “Company” or “P2O”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006. 310 had no significant activity from inception through 2009. In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310. During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, transforming waste plastics to oil and other fuel products. During 2014, the Company changed its name to Plastic2Oil, Inc. (“P2O”). P2O is a combination of proprietary technologies and processes developed by P2O which convert waste plastics into fuel. P2O currently, as of the date of this filing, has two processors at its Niagara Falls, NY facility (the “Niagara Falls Facility”). Both processors are currently idle since December 2013. Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. We plan to grow mainly from sale of processors.

Currently, we do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors.

Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations of $2,934,327, and $2,909,718, for the nine months ended September 30, 2016, and 2015, respectively, and has a working capital deficit of $6,355,774 and an accumulated deficit of $75,178,424 at September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings and loans from related parties.

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

Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and a statement that all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 31, 2016 and December 31, 2015, the Company had $93,740 and $18,488, respectively,

Restricted Cash

As of September 30, 2016 and December 31, 2015, the Company had $100,398 and $100,322, respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts as of September 30, 2016 and December 31, 2015 was $22,994.

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

During the period ended September, 2016 and 2015, the Company recorded impairment losses on property, plant and equipment of $1,020,349 and $0, respectively, in accordance with ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of September 30, 2016 and December 31, 2015, the carrying value of the asset retirement obligations was $41,923 and $41,000, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.

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

Deposits

Deposits represent utility services deposit and payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. Deposits were $1,476,126 and $1,484,438 as of September 30, 2016 and December 31, 2015, respectively.

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

P2O processor sales are recognized when the customer take possession of the processors since Title to the Goods and the risk of loss transfers from P2O to Customer upon delivery. P2O fuel sales are recognized when the customers take possession of the fuel since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession they have arranged for transportation to pick it up and the sales price has either been set in their purchase contract or negotiated prior to the time of pick up through the issuance of a purchase order. The Company negotiates the pricing of the fuel based on the quality of the product and the type of fuel being sold (i.e. Naphtha, Fuel Oil No. 6 or Fuel Oil No. 2). The Company recognized zero revenue for the three and nine months ended September 30, 2016.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $0 and $1,868 for the nine months ended September 30, 2016 and 2015, respectively. These expenses are included in selling, general and administrative expenses – other, in the condensed consolidated statements of operations.

Research and Development

The Company is engaged in research and development activities. Research and development costs are charged as operating expense of the Company as incurred. For the nine months ended September 30, 2016 and 2015, the Company expensed $0 and $1,653, respectively, towards research and development costs. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Resulting differences are immaterial to the financial statements as a whole. Foreign exchange losses of $96 and gain of $6,425 are included as general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at September 30, 2016 and December 31, 2015. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country. The years ended December 31, 2009 through December 31, 2015 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the nine months ended September 30, 2016, potential dilutive common stock equivalents consisted of 14,550,000 shares underlying common stock warrants and 1,540,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share. For the nine months ended September 30, 2015, potential dilutive common stock equivalents consisted of 11,850,000 shares underlying common stock warrants, and 5,345,334 shares underlying stock options, which were not included in the calculation of the diluted loss per share.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consist of the following at:

As of September 30, 2016	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(29,877)	$188,177
Machinery and office equipment	1,881,206	(1,591,334)	289,872
Furniture and fixtures	16,368	(16,368)	-
Land	273,118	-	273,118
Asset retirement obligation	36,594	(6,713)	29,881
Office and industrial buildings	1,433,523	(297,047)	1,136,476
Equipment under capital lease	73,757	(53,315)	20,442
Construction in process & Spares	371,638	(61,011)	310,627
Total	$4,304,257	$(2,055,664)	$2,248,593

December 31, 2015	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$216,854	$(23,096)	$193,758
Machinery and office equipment	4,190,838	(2,463,173)	1,727,665
Furniture and fixtures	16,368	(16,068)	300
Land	273,118	-	273,118
Asset retirement obligation	36,594	(5,549)	31,045
Office and industrial buildings	1,433,523	(249,001)	1,184,522
Equipment under capital lease	73,757	(45,412)	28,345
Construction in process	197,322	-	197,322
Spares	174,316	(34,863)	139,453
Total	$6,612,690	$(2,837,163)	$3,775,527

For the nine months ended September 30, 2016 and 2015, the Company recognized $506,334 and $501,543, respectively, of depreciation expense. At September 30, 2016 and December 31, 2015, machinery and equipment with a cost of $53,257 and $73,757 and accumulated amortization of $41,844 and $45,412, respectively, were under capital lease. During the periods ended September 30, 2016 and December 31, 2015, the Company recognized $5,706, and $7,737, respectively, of depreciation expense related to these assets under capital lease.

As of September 30, 2016 and 2015, we recorded impairment loss on property, plant and equipment of $1,020,349 and $0, respectively. The charges in 2016 relates to the impairment of the reactors for Processor #2 and #3 which will be used for customer demonstration,

NOTE 4 - SECURED PROMISSORY NOTES

SECURED PROMISSORY NOTES -RELATED PARTY

Related Party notes payable consists of the following at periods ended:

	As of September 30, 2016	As of December 31, 2015
Secured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum.	$1,716,173	$1,593,291

Secured Demand Promissory Note (provided by a related party) bearing interest of 12% per annum.	564,739	-

Secured Promissory Notes (provided by a related party -$1,000,000 in November 19, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,209,906	1,100,961

Secured Promissory Notes (provided by a related party - $1,000,000 in August 29, 2013 and $2,000,000 in September 31, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54 per share and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	3,869,763	3,392,980
Total	7,360,582	6,087,232
Less: current portion	2,280,912	1,593,291
Secured promissory notes – related party	$5,079,670	$4,493,941

Continuity of Secured Promissory Notes – Related Party	As of September 30, 2016	As of December 31, 2015
Face value of November 19, 2014 secured note payable	$1,000,000	$1,000,000
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Total face value of promissory notes payable	4,000,000	4,000,000
Discount on November 19, 2014 secured notes payable ( 1,000,000 warrants)	(58,082)	(58,082)
Discount on August 29, 2013 secured note payable (1,000,000 warrants)	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable (2,000,000 warrants)	(600,400)	(600,400)
Accretion of discount on secured notes payable ($4,000,000 secured note payable)	576,310	431,007
Interest on secured notes payable($4,000,000 secured note payable)	1,472,042	1,031,616
Carrying value of Secured Promissory Notes	$5,079,670	$4,493,941

The following annual payments of principal and interest are required over the next five years in respect to these related party notes payable:

Years Ending September 30,	Annual Payments
2017	$2,280,912
2018	-
2019	3,869,763
2020	1,209,906
2021	-
Total	$7,360,582

SECURED PROMISSORY NOTES -NON RELATED PARTY

Related Party notes payable consists of the following at periods ended:

	As of September 30, 2016	As of December 31, 2015

Secured Promissory Note -$100,000 in August 10, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	100,259	-

Secured Promissory Note -$100,000 in August 24, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	100,259	-
Total	200,518	-
Less: current portion	-	-
Secured promissory notes	$200,518	$-

Continuity of Secured Promissory Notes – Related Party	As of September 30, 2016	As of December 31, 2015
Face value of August 10, 2016 secured note payable	$100,000	$-
Face value of August 25, 2016 secured note payable	100,000	-
Total face value of promissory notes payable	200,000	-
Discount on August 10, 2016 secured notes payable ( 100,000 warrants)	(2,000)	-
Discount on August 24, 2016 secured notes payable ( 100,000 warrants)	(2,000)	-
Accretion of discount on secured notes payable ($200,000 secured note payable)	67	-
Interest on secured notes payable($200,000 secured note payable)	4,451	-
Carrying value of Secured Promissory Notes	$200,518	$-

The following annual payments of principal and interest are required over the next five years in respect to these notes payable:

Years Ending September 30,	Annual Payments
2017	$-
2018	-
2019	-
2020	-
2021	200,518
Total	$200,518

NOTE 5 - MORTGAGES PAYABLE AND CAPITAL LEASES

The Mortgages Payable and Capital Leases consists of the following at periods ending:

	As of September 30, 2016	As of December 31, 2015
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matured on June 15, 2015. Principal and interest were due, in their entirety, at maturity. In consideration for 10,000 shares, the maturity was extended from June 15, 2015 to December 15, 2015 and subsequently to June 15, 2016 by the Mortgage holder. The Company is in discussion with Mortgage holder in extending to December 15, 2016, but nothing has been formalized, and the mortgage is currently in dafault.	$213,836	$201,880

Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matured in November 2015, repayable in monthly installments of approximately $516.	-	1,032

Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matures on May 10, 2016, Principal and interest were due, in their entirety, at maturity. The maturity was extended from May 10, 2015 to May 10, 2016 by the Lessor. The Company is in discussion with Lessor in extending to May 10, 2017, but nothing has been formalized, and the capital lease in currently in default.	20,346	19,761

Mortgage in the amount of $110,000, bears no interest, secured by the land and building, and matures in November 2016.	-	40,000

Total	234,182	262,673
Less: current portion	234,182	262,673
Mortgages payable and capital leases	$-	$-

The remaining mortgage and capital lease obligations are due in the next six months.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2016, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of its operations. In addition to the payments made to these vendors classified as deposits on the accompanying unaudited condensed consolidated balance sheet. The Company will be required to pay approximately $495,000 upon the delivery of these assets.

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

Contingencies

As of September 30, 2016, the Company is involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the unaudited condensed consolidated financial statements of the Company.

NOTE 7 – WARRANTS

Warrants

The following table summarizes the activities for the period.

		Weighted	Weighted
	Warrants	Average	Average
	Number	Exercise Price	Remaining Term
OUTSTANDING, December 31, 2015	14,350,000	$0.19	1.5
Issued	200,000	0.12	4.9
OUTSTANDING, September 30, 2016	14,550,000	$0.19	1.1

On August 10, 2016 and August 24, 2016, the Company entered into a Subscription Agreement with two investors, pursuant to which, the Company sold to each investor in a private placement a $100,000 principal amount 12% Secured Promissory Note due on August 10, 2021 and August 24, 2016 respectively, together with a five-year warrant to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $0.12 per share.

NOTE 8 – STOCK OPTIONS

There were no options granted during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, 1,540,000 options are fully vested.

A summary of stock option activity for the nine months ended September 30, 2016 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Stock Options	Exercise Price	Intrinsic Value (1)
Balance as of December 31, 2015	1,628,000	$1.30	$-
Expired	(88,000)	0.38	-
Balance as of September 30, 2016	1,540,000	$1.12	$-

Equity awards available for grant, net of restricted stock (811,576) at September 30, 2016	7,648,424

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.

NOTE 9 – RELATED PARTY TRANSACTIONS

From June 2014 to September 30, 2016, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of September 30, 2016, the current aggregate outstanding balance including accrued interest at 4% per annum was $1,716,173. (See Note 4).

On February 11, 2016, the Company issued a promissory note in favor of Richard Heddle, the Company’s President, Chief Executive Officer and Chairman of the Company’s board of directors, to memorialize various advances which were made by Mr. Heddle to the Company from February 11, 2016 until March 31, 2016. As of September 30, 2016, the current aggregate outstanding balance including accrued interest at 12% per annum was $564,739. (See Note 5).The promissory note bears interest at the rate of 12% per annum. All principal and interest on the promissory note is due and payable in full by the Company on demand. The repayment of promissory note will be secured by assets of the Company. The proceeds of these advances are being used for working capital purposes.

At September 30, 2016 and December 31, 2015, the company’s accounts payable and accrued expenses included a $132,218 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued RRON Operation.

NOTE 10 – SEGMENT REPORTING

For the nine months ended September 30, 2016 and 2015 the Company had no revenue. The Company’s processors were idle for all of 2015 and remained idle during the nine months ended September 30, 2016.

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

P2O assets include the Company headquarters and various machinery and equipment used at the Niagara Falls Facility. At September 30, 2016, total long-lived assets of $1,892,150 and $221,787 were located in the United States and Canada, respectively. As of December 31, 2015, total long-lived assets of $3,010,831 and $258,056, were located in the United States and Canada, respectively. The mortgage payable of $213,836 and the equipment capital lease of $20,347, both disclosed in Note 5, relate to assets held in Canada.

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

NOTE 12 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Regional Recycling of Niagara

On January 15, 2016, the Company entered into a Surrender of Lease agreement which terminated its lease, dated December 1, 2010, between Avondale Store Limited Properties and JBI (Canada), Inc. relating to the Company’s premises located at 1786 Allanport Road, Thorold, Canada. The effective date of the termination was October 31, 2015. The premises was the site of the Company’s Regional Recycling Center, which was part of a business line that was discontinued by the Company in 2013. The Company anticipates the termination will save approximately $1,161,360 in lease payments over the original life of the lease which had a term ending on December 1, 2030. The Company will remain liable for unpaid rent of approximately $43,875, covering the period from May 2016 to October 2016.

NOTE 13 – SUBSEQUENT EVENTS

On October 18, 2016 the Company entered into a Subscription Agreement with a investors, pursuant to which, the Company sold in a private placement a $400,000 principal amount 12% Secured Promissory Note due on October 18, 2021, together with a five-year warrant to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $0.12 per share.

On October 25, 2016, Plastic2Oil, Inc. (the “Company”) granted to Rahoul S. Banerjea, the Company’s Chief Financial Officer and Secretary, two awards of incentive stock options to purchase a total of 5,250,000 shares of the Company’s common stock pursuant to the Company’s 2012 Long-Term Incentive Plan. The awards consisted of (i) an award of 2,250,000 option shares, at an exercise price of $0.17 per share, which are fully vested on the date of the grant and (ii) an award of 3,000,000 option shares, at an exercise price of $0.5 per share (representing the closing sales price for shares of the Company’s common stock on the OTCQB Capital Market on the date of grant), which shall vest in equally annual installments over a period of three years beginning on March 18, 2017, subject to acceleration of certain vesting upon the occurrence of a Change in Control or termination of employment for Good Reason or without Cause (as such terms are defined in the relevant Incentive Stock Option Agreement).

On November 10, 2016, a purchase and sale agreement in the amount of Canadian $510,000 was executed by Plastic2Oil (Canada), Inc. for the property housing its Canadian headquarters at Thorold, Ontario, Canada. The property has an outstanding mortgage in the amount of Canadian $280,000. The closing is scheduled for January 2017, upon the buyer completing their due diligence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (the“MD&A”) of the results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, together with the accompanying notes, as well as other financial information included elsewhere in this Report. This discussion contains forward-looking statements that involve certain risks and uncertainties, and that reflect estimates and assumptions. See the section titled, “Cautionary Statement Regarding Forward-Looking Statements” for more information on forward-looking statements. Our actual results may differ materially from those indicated in forward- looking statements. Factors that could cause our actual results to differ materially from our forward-looking statements are described in “Risk Factors” in Part I, Item 1A,of the Company’s Annual Report on Form 10-K and elsewhere in this Report.

Business Overview

For the nine months ended September 30, 2016 and 2015, the Company has no revenue. The Company’s P2O processors were idle for all of 2015 and remained idle during the nine months ended September 30, 2016.

For financial reporting purposes, we operate in two business segments, (i) our P2O® solution business, which manufactures and sells the fuel produced through our two operating P2O processors and (ii) data storage and recovery (the “Data Business”). As of this filing date of the report, our two operating processors were idle and not producing fuel products. Previously, we operated a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc. As of September 30, 2016, we had exited all of these businesses and their results in all periods presented are classified as discontinued operations (see Note 12).

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

The following table highlights since inception the proceeds from financings, research and development expenditures, investment in property, plant and equipment and fuel produced:

	FY 2009-2012	FY 2013	FY 2014	FY 2015	FY 2016	Total
Cash raised	$24,015,358	$7,072,752	$1,705,095	$25,000	$200,000	$33,018,205
R&D cost	$1,986,889	$465,671	$20,999	$1,653	$0	$2,475,212
Investment in property, plant & Equipment	$4,792,433	$2,581,555	$13,775	$0	$0	$7,387,763
Fuel produced in gallons	317,224	337,813	12,959	0	0	667,996

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

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report, we have three processors and components for two additional processors at an outside vendor site which are included in the balance sheet as deposits. These processors were idle for all of 2015 and remained idle for the nine months ended September 30, 2016. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. We have years of significant operating data and have solved numerous challenges that have blocked competitor success. Since inception we have produced a total of 667,996 gallons of fuel.

Listing on the OTCQB

At November 21, 2016, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On November 18, 2016, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.05.

Sources of Revenues and Expenses

Results of Operations – Nine Months ended September 30, 2016 compared to Nine Months Ended September 30, 2015.

Revenue

As we only recently shifted our business strategy to selling fuel processors, we did not derive any revenue from processor sales in 2015 or during the nine months ended September 30, 2016. We did not derive any revenue from our Data Business for the nine months ended September 30, 2016.

We had no fuel production or processor sales in the nine months ended September 30, 2016. Consequently, there was neither fuel shipment nor fuel revenue. This was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers and we have been unable to obtain the financing necessary to make these repairs. These processors were idle for all of 2014, and 2015 and remain idle through the date of this filing. Management estimates the processors will remain idle until the company can raise additional capital, Fuel revenues are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold. Our fuels are usually sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers. Generally, we are able to obtain a higher price per gallon for our Fuel Oil No. 2 as compared to Fuel Oil No. 6, and a significantly lower pricing for our Naphtha.

As indicated earlier, we did not produce any fuel in 2016 and 2015 and we had no revenue from our Data Business segment for the nine months ended September 30, 2016 and 2015. The Company’s operating expenses consisted of the following:

Operating Expenses

	For the Three month Ended September 30,		For the Nine month Ended September 30,
	2016	2015	2016	2015
Selling, General and Administrative expenses
Professional Fees	$23,633	$157,099	$90,677	$504,955
Compensation	126,094	197,696	396,102	639,111
Other	69,059	109,368	214,244	676,320
Depreciation & Accretion	216,579	212,968	652,877	645,442
Research & Development	-	-	-	1,653
Total Operating Expenses	$435,365	$677,131	$1,353,900	$2,467,521

We incurred operating expenses of $1,353,900 during the nine months ended September 30, 2016, compared to $2,467,521 for the nine months ended September 30, 2015. This $1,119,403 decrease was driven by a $414,318 professional fees decrease from elimination of outside consultants, a $243,009 reduction in compensation from employee layoffs and $462,076 reduction of additional operational expenses. In 2015 operational costs included approximately $320,000 from the settlement of the class action suit. Tight control on costs provided the approximately $142,076 of additional reduction in operating expenses.

Non-Operating Expenses

Interest Expenses

For the nine months ended September 30, 2016, we incurred net interest expense of $560,044 as compared to $447,669 for the nine months ended September 30, 2015 mostly on the related party secured promissory and short term notes.

Income Tax Expenses

For the nine months ended September 30, 2016, and 2015, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

We incurred a net loss of $2,934,327 for the nine months ended September 30, 2016 as compared to a net loss of $2,944,131 for the nine months ended September 30, 2015. These losses consisted of losses from continuing operations of $2,934,327 and $2,909,718 for the nine months ended September 30, 2016 and 2015, respectively, and losses from discontinued operations of $0 and $34,413 for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

We do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors. We intend to source additional capital through the sale of our equity and debt securities and other financing methods. We plan to use the cash proceeds from any financing to complete the repairs on Processors #3 to resume production of fuels for pilot runs and customer demonstrations. At September 30, 2016, we had a cash balance of $93,740. Our principal sources of liquidity in 2016 were the proceeds from the related-party short-term loans from our chief executive officer and the sale and issuance of secured promissory notes to other investors.

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

Cash Flow from Operations

Cash used in operations was $609,169 and $1,444,324 for the nine months ended September 30, 2016 and 2015, respectively. In 2016 and 2015 cash was mainly used to continue funding the minimum operating costs. The drop in cash used is from a reduction in personnel, less use of professional consultants and tighter spending control.

Cash Flow from Investing Activities

Cash flow from investing activities was $51, and $67, for the nine months ended September 30, 2016 and 2015 respectively from an increase in restricted cash.

Cash Flow from Financing Activities

Cash flow from financing activities was $684,472, and $1,305,247, for the nine months September 30, 2016 and 2015, respectively. For 2016 and 2015, these amounts were mainly driven by the proceeds received from short-term notes from related parties. In 2016 $200,000 were from non-affiliated other investors.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods ended September 30, 2016 and 2015.

Transactions with Related Parties

From June 2014 to September 30, 2016, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of September 30, 2016 and December 31, 2015, the aggregate outstanding balance including accrued interest at 4% per annum was $1,716,173 and $1,593,291 respectively. (See Note 4).

From January 2016 to September 30, 2016, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. At September 30, 2016, the aggregate outstanding balance including accrued interest at 12% per annum was $564,739. (See Note 4).

At September 30, 2016, the company’s accounts payable and accrued expenses included a $132,218 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued RRON Operation.

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

Critical Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2Oil Re One Inc., and JBI Re #1 Inc., Plastic2Oil of NY #1, and Plastic2Oil Marine Inc.. The results of Javaco and Pak-It are consolidated and classified as discontinued operations for all periods presented (See Note 12). All of our intercompany transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars.

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

During the periods ended September 30, 2016 and 2015, the Company recorded impairment losses on property, plant and equipment of $1,020,349 and $0, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

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

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gains and losses are included in the consolidated statements of operations. Resulting differences are reflected in accum6ulated other comprehensive income in the accompanying consolidated balance sheets. Foreign exchange loss of $9 and gain of $6,425 for monetary items are included as general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015, respectively.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of September 30, 2016 and December 31, 2015 was $2,280,912 and $1,593,291, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2016 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PLASTIC2OIL, INC.

Date: November 21, 2016	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President, Chief Executive Officer	November 21, 2016
Richard Heddle	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Philip J Bradley	Director	November 21, 2016
Philip J. Bradley

/s/ Rahoul S. Banerjea	Chief Financial Officer	November 21, 2016
Rahoul S. Banerjea	(Principal Financial Officer and Principal Accounting Officer)

Item 6. Exhibits

(a) Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

