Form 10-K
period 2016-12-31
Plastic2Oil, Inc.
filed 2017-04-07
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $3.4 million as of June 30, 2016 based upon the closing price of $0.03 per share on June 30, 2016.

As of April 7, 2017, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

Our plastic-to-oil, or P2O, business is a commercial manufacturing and production business. We plan to grow mainly from the sale of P2O processors, and secondarily from the sale of fuel products. We provide environmentally-friendly solutions through our processors and technologies. Our primary offering is our Plastic2Oil®, or P2O®, solution, which is our proprietary process that converts waste plastic into fuel through a series of chemical reactions (our “P2O business”). We are able to collect mainly mixed plastics from commercial and industrial enterprises that generate large amounts of waste plastic for use in our process. Generally, this waste plastic would otherwise be sent to landfills and its disposal potentially can be quite costly for companies. We are able to use this waste plastic as feedstock to produce Fuel Oil No. 2, Naphtha, and Fuel Oil No. 6 for various uses by our customers. Fuels we produce can be sold through two main distribution channels, fuel wholesalers and directly to commercial and industrial end-users.

At April 7, 2017, we had three fully-permitted, P2O processors at our Niagara Falls, NY facility and have the capability to produce and store the fuels at, and ship from, such facility,. However, it is our strategy to license our P2O technology and know-how to license partners for their use in producing fuel for their own operations directly from the waste plastics that such licensees generate from their own operations.

Of our three P2O processors, one is dedicated to research and development and two dedicated to fuel production during pilot runs for customer demonstration. We have components for two additional processors, Nos. 4 and 5, which are in process of assembly for future sale. For the reasons described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, our three P2O processors have been idle since late December 2013 and assembly of processors #4 and #5 has been suspended.

For financial reporting purposes, we operate in two business segments, (i) our P2O business, which manufactures and sells processors, and sells fuel produced by our processors and (ii) data storage and recovery (the “Data Business”). As part of our P2O business segment, we began to offer for sale built-to-order P2O processors for use at a customer’s site. Previously, we operated a chemical processing and cleaning business, known as Pak-It and a retail and wholesale distribution business known as Javaco, Inc. As of December 31, 2012, we had exited both of these businesses and their results in all periods presented are classified as discontinued operations. As of the filing date of this report, our processors were idle and not producing fuel products. Our P2O processors have not been operating since December 2013 and we anticipate that this line of business will account for a majority of our revenues in 2017 and periods thereafter. Historically, however, our revenues have been partially derived from our other lines of business and products, Javaco and Pak-It, which are classified in this Annual Report as discontinued operations. In the year ended December 31, 2016, we had total sales of approximately $21,950, of which $0 were derived from our P2O business and $21,950 were derived from our Data Business. In the year ended December 31, 2015, we had total sales of $0 from our P2O business and $10,397 from our Data Business.

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

On August 24, 2009, the Company acquired Javaco, Inc. (“Javaco”), a distributor of electronic components, including home theater and audio video products. On July 9, 2012, we announced the closure of our Javaco operations and sold substantially all of its assets to an unrelated third party. In July 2012, the Company closed Javaco and sold substantially all its inventory and fixed assets. There were no operations in Javaco during 2016 and the remaining liabilities have been classified as discontinued operations for all periods presented (See Note 16).

In September 2009, the Company acquired Pak-It, LLC (“Pak-It”). Pak-It operated a bulk chemical processing, mixing, and packaging facility. It also developed and patented a delivery system that packages condensed cleaners in small water-soluble packages. .. On February 10, 2012, we sold substantially all the assets of Pak-It. There were no operations in Pak-It during 2016, and the remaining liabilities have been classified as discontinued operations for all periods presented (See Note 16).

In December 2010, the Company entered into a twenty year lease for a recycling facility in Thorold, Ontario. During the period ended December 31, 2013, the Company determined that it would no longer operate the facility and shut down all operations. The assets and operations related to the recycling facility have been reclassified as discontinued operations for all periods presented (See Note 15 to the Consolidated Financial Statements included herein). The property was vacated on November 10, 2015 and the lease was terminated on January 15, 2016 effective October 31, 2015.

On July 31, 2014, we changed our corporate name to Plastic2Oil, Inc. On January 6, 2015, we changed the names of our two Canadian subsidiaries from JBI (Canada) Inc. to Plastic2Oil (Canada), Inc., and from JBI RE ONE, Inc. to Plastic2Oil RE ONE, Inc.

Our common stock is quoted on the OTCQB Market under the symbol “PTOI”.

Organizational Chart

The following chart outlines our corporate structure, as of April 7, 2017, and identifies the jurisdiction of organization of each of our material subsidiaries. Each material subsidiary is wholly-owned by the company.

Plastic2Oil, Inc.	-	Operates our Data Recovery and Migration business and Parent company with corporate office in Niagara Falls, NY.

Plastic2Oil of NY #1, LLC	-	Operates our P2O business in Niagara Falls, NY.

Plastic2Oil (Canada) Inc.	-	Conducts our P2O business in Canada, including management of our idle Ontario, Canada fuel blending site.

JBI RE#1, Inc.		Real Estate holding subsidiary operating out of the Niagara Fall, NY

Plastic2Oil RE ONE, Inc.		Real Estate subsidiary operating out of Ontario, Canada

P2O Overview

Our business focus has been the manufacture and sale of processors that produce fuel products mainly from unsorted, unwashed waste plastics for distribution across a number of markets. During the years ended December 31, 2016 and 2015, neither manufacturing nor sales activity took place. We plan to grow mainly from the sale of processors, and secondarily from the sale of fuel products. We continue seeking opportunities to execute on our business strategy with the goal of becoming a leading North American company that sells processors to transform waste plastic into ultra-clean, ultra-low sulphur fuel. We have years of operating data and have solved numerous challenges that vexed the plastics-to-oil industry. Since inception we have produced approximately 670,000 gallons of fuel. Our P2O processors have evolved into a modular solution with the completion of our third P2O processor in 2013. We use third party contract manufacturers to supply us with many of the key modular components of our processors, including the kilns, distillation towers and other key components that require specialized machining and fabrication. As of the filing date of this report, we do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors. Processors are being used only for customer visits and for maintenance activities.

Our proprietary P2O process converts waste plastic into fuel through a series of chemical reactions. We developed this process in 2009 and began very limited commercial production in 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor at our Niagara Falls, New York facility. Currently, we have three fully-permitted P2O processors, which are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6, all of which are fuels produced to the specifications published by ASTM. One fully-permitted P2O processor is dedicated to research and development activities. We have components for two additional processors at an outside vendor, which were impaired in the 4th quarter of 2016. Our P2O process is capable of producing two by-products, an off-gas similar to natural gas and a petcoke carbon residue. In instances when we produce and sell fuel products, we primarily use our off-gas product in our operations to fuel the burners in our P2O processors. Historically, we have sold our fuel products through two main distribution channels comprised of fuel wholesalers and directly to commercial and industrial end-users.

We shut down our fuel production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors and we have not resumed fuel production due to the repair costs as well as our shift in strategy toward manufacturing processors for sale, as opposed to producing and selling fuel products. Management estimates that the repair of the processors will require the expenditure of between $175,000 and $200,000. An additional $300,000 of startup working capital will be required to resume operations mainly for hiring operational personnel and incremental overhead expenses. At March 30, 2017, we lacked the working capital or access to bank credit to make these repairs. We are reviewing our financing options, including the sale of shares of our common stock or other securities, in order to allow us to obtain sufficient funds to make the required repairs and resume pilot operation of our processors to support processor sales. These processors were idle for all of 2016 and 2015. Management currently anticipates that the processors will remain idle other than pilot, or demo runs to support processor sales. During the idle period, we have significantly reduced our headcount by furloughing our operations personnel but retained a small team to perform general repairs and maintenance on the processors. Once the processors are fully operational, we expect a small increase in our headcount in order to resume fuel production for pilot or demo purposes.

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

We have developed our P2O processors with the ability to be continuously running, energy-efficient and environmentally-friendly while converting waste plastics into end-user ready, and ultra-clean, ultra-low sulfur fuels. The processors are periodically shut-down for maintenance and residue removal during operations. The fuels produced can be used directly by our customers without further refining or processing. Over a three year development period from 2009-2012, we scaled our processing operations from a one gallon processor to three processors, each permitted to feed up to 4,000 pounds of feedstock per hour. In prior years, some of the milestones that we have reached include:

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

Heat Transfer Fluid: We are also able to include hydrocarbon based transfer fluid as feed into the P2O processors.

Processor Output

We are currently permitted to feed two tons, or 4,000 pounds, of waste plastic per hour into each processor by a continuous conveyor belt where it is heated by a burner that mainly burns off-gases produced from the P2O process. Plastic hydrocarbons are cracked into various shorter hydrocarbon chains and exit in a gaseous state. Any residue, metals and or non-usable substances remain in the reactor and are periodically removed. Through our proprietary process, Fuel Oil No. 6, Fuel Oil No. 2, and Naphtha are condensed from the reactor through the remainder of the process. The fuel output is then transferred to storage tanks automatically by the system. Our process is mainly operated by an automated computer system that controls the conveyor feed rate, system temperatures, off-gas systems and the pumping out of newly created fuel to storage tanks. The plastic to liquid fuel conversion is approximately 86% by weight. Therefore, twenty tons of plastic can be processed into approximately 4,100 gallons of fuel. At April 7, 2017, we had three processors at our Niagara Falls, NY facility. One processor was dedicated to research and development and all three processors remained idle due to maintenance and repair issues.

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

Sales and Distribution

Our P2O business is a commercial manufacturing and production business. We plan to grow mainly from sale of processors first, and fuel seller secondly.

Historically, we have sold our fuel products through two main channels: fuel brokers and direct to end-users. During the years ended December 31, 2016 and 2015, we had no fuel sales.

Suppliers

The principal goods that we require for our P2O business are the waste plastic that we use as feedstock for production of our fuels. We collect waste plastics from commercial and industrial businesses that generate large amounts of this waste stream. As of April 7, 2017, we had approximately 327,000 pounds of waste plastic and approximately 10,000 gallons of heat transfer fluid available in inventory as feedstock for operations once operations are resumed.

We also rely on third party manufacturers for the manufacture of many components of our processors, including kilns and distillation towers.

During the years ended December 31, 2016 and 2015, four and five suppliers, respectively, accounted for 28.3% and 30.9% of accounts payable, respectively.

Licenses, Permits and Testing

We maintain the following permits and licenses in connection with the operation of our P2O business.

License/Permit	Issuing Authority	Registration Number	Issue date
Air Permit	NYSDEC	9-2911-00348/00002	06/30/2016(Annual)
Solid Waste Permit	NYSDEC	9-2911-00348/00003	06/30/2016(Annual)
Bulk Fuel Blending License	Ontario Technical Standards & Safety Authority	000184322	10/12/2016(Annual)
Waste Disposal Site	Ontario Ministry of the Environment	A121029	Perpetual (subject to annual reviews)

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

Competition

Our P2O business has elements of both a recycling business and a fuel refiner/ production business, which makes it difficult to identify and make direct comparisons to competitors. Both the recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to achieve and maintain a competitive position with respect to technological advances in both of these sectors. We believe that our business currently faces competition in the plastics-to-energy market, including competition from PK Clean, Green Envirotec Holdings LLC, and RES polyflow, each of which has developed alternative methods for obtaining and generating fuel from plastics. See “Risk Factors—Risks Related to Our Business”. Because P2O solution end products include a variety of fuels, we also face competition from the broader petroleum industry.

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

Business Strategy

Our long-term strategy is to become the leading plastic-to-oil processor manufacturer. Our target customers for our processors are private companies and municipalities in the recycling industry who can operate on a commercial scale. Our targeted customers for fuel sales are fuel distributors. The existing processors that are used to demonstrate our technology and the processor capabilities, for process improvement, for research and development activities and to test potential customer feedstock. The key elements of our strategy to achieve this goal are as follows:

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

Other Businesses

Data Recovery & Migration

In June 2009, we purchased certain assets from John Bordynuik, Inc., a corporation founded by John Bordynuik, our former Chief Executive Officer and former Chief of Technology and who now serves as a consultant to the company. The assets acquired from John Bordynuik, Inc. included tape drives, computer hardware, servers and a mobile data recovery lab to read and transfer data from magnetic tapes and these assets are used in our Data Recovery & Migration business.

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

The process for data recovery was developed and is very highly dependent on the services of Mr. Bordynuik. The Data Business’s reliance on Mr. Bordynuik was a key driver to achieving revenue in 2016 and 2015.

Intellectual Property

To ensure the protection of our proprietary technology, we have applied for patent protection for both the P2O process and P2O processor. As of April 7, 2017, no patents have been issued. (The application was published on January 1, 2015 under Publication No. US2015/0001061 and is available on the USPTO website at http://patft.uspto.gov/). Management anticipates filing additional patent applications for various aspects of our P2O process in the near future. A lack of patent protection could have a material adverse effect on our ability to gain a competitive advantage for our process and processors, since it is possible that our competitors may be able to duplicate the P2O process for their own purposes. We also rely on our trade secrets to provide protection from portions of our process and proprietary catalyst. See “Risk Factors—Risks Related to Our Business”.

We also hold a U.S. patent relating to our Data Business for the recovery of tape information.

Research and Development

Given our strategic focus on developing our P2O business, we anticipate that our research and development activities related to our P2O processors and the construction, operation and systems management of those processors will decrease. Specifically, we will seek to increase the operational capabilities and performance of our P2O processors as opportunities arise. Research and development expenditures were $0 and $1,653 in 2016 and 2015, respectively.

Employees

As of April 7, 2017, we employed three and one half persons on a full-time equivalent basis, of which one is were executive management, one and one half were in finance and administration, one were in operations. None of our employees are subject to a collective bargaining agreement and we believe that our labor relations are good.

Environmental and Other Regulatory Matters

As we seek to further develop and commercialize our P2O business, we will be subject to extensive and frequently developing federal, state, provincial and local laws and regulations, including, but not limited to those relating to emissions requirements, fuel production, fuel transportation, fuel storage, waste management, waste storage, composition of fuels and permitting. Compliance with current and future regulations could increase our operational costs. Management believes that the company is currently in substantial compliance with applicable environmental regulations and permitting.

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

We have incurred net losses since our inception, including losses of $5,700,035 and $4,324,310 in 2016 and 2015, respectively. We expect to incur losses and potentially have negative cash flow from operating activities for the near future. We have divested of our significant non-core businesses, which historically had generated revenues for the Company and have transitioned our focus solely on the development of our P2O business. To date, our revenues from our P2O business have been limited and we expect to invest significant additional capital in the further development and expansion of our P2O business and for marketing and general and administrative expenses associated with our planned growth and management of operations as a public company. As a result, even if our revenues increase substantially, we expect that our expenses could exceed revenues for the foreseeable future. It is not certain when we will achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. We may experience significant fluctuations in our revenues, significantly driven in part by the long negotiation periods, market price of fuel and we may incur losses from period to period. The impact of the foregoing may cause our operating results to be below the expectations of investors and securities analysts, which may result in a decrease in the market value of our securities.

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

To date, we have funded our operations primarily through private offerings of equity securities and related party debt. If future financings involve the issuance of equity securities, our existing stockholders could suffer dilution. If we were able to raise debt financing to expand our operations, we may be subject to restrictive covenants that could limit our ability to conduct our business. Our plans and expectations may change as a result of factors currently unknown to us, and we may need additional funds sooner than planned. We may also choose to seek additional capital sooner than required due to favorable market conditions or strategic considerations.

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

We will, for the very near future, depend on processor sales for revenues related to our business. Therefore, any failure to restart and produce fuel at anticipated pilot volumes and cost would adversely affect our sale of processors and licensing of technology.

A significant portion of our anticipated revenue for fiscal 2017 will be derived from processor sales and licensing our technology. We will incur additional expenses to restart production at that Niagara Falls facility for pilot runs to demonstrate our processors. Any failure to restart and produce fuel at anticipated pilot volumes and costs would adversely affect our sale of processors and licensing of technology. Such failure would adversely affect our business, financial condition and results of operations.

Unforeseen customer manufacturing issues or processor downtime could have significant adverse impact on our business.

Our business and strategic growth plans rely on assumptions of customers processor uptime reaching certain levels in which ample fuel can be produced to meet the needs of our customers and provide us with adequate operating cash flow to cover our cost of operating. Unforeseen manufacturing issues with the processors or unscheduled downtime due to mechanical failure, low quality feedstock, severe weather conditions or unexpected issues with the processors could have a material adverse impact on our customers fuel production and operating results. In addition, manufacturing and/ or fabrication delays with respect to additional processors could cause customers revenues and fuel production to be lower than anticipated.

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

We may have difficulty in attracting and retaining management and outside independent members to our Board of Directors as a result of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly-held company.

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

Our independent registered public accounting firm, in their audit opinions issued in connection with our consolidated balance sheets as of December 31, 2016 and 2015 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2016 and 2015, have expressed substantial doubt about our ability to continue as a going concern given our net losses, accumulated deficit and negative cash flows. The accompanying consolidated financial statements were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, and accordingly do not contain any adjustments which may result due to the outcome of this uncertainty.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as related rules implemented by the SEC,” and the OTCQB impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities, such as maintaining director and officer liability insurance, more time-consuming and costly.

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

Sales of substantial amounts of our common stock by stockholders in the public market, or even the potential for such sales, may adversely affect the market price of our common stock and could impair our ability to raise capital through selling equity securities. As of the date of this filing, approximately 90.9 million of the 124.8 million shares of common stock currently outstanding were freely transferable without restriction or further registration under the securities laws, unless held by “affiliates” of our company, as that term is defined under the securities laws. We also have outstanding, approximately 124.8 million shares of restricted stock, as that term is defined in Rule 144 under the securities laws that are eligible for sale in the public market, subject to compliance with the requirements of Rule 144.

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

1.           Corporate Office and Niagara Falls, NY facility

Our Niagara Falls, NY facility currently has two operating buildings, a 10,000 square foot building that currently houses two commercial-scale P2O processors and a 7,200 square foot building that houses one commercial-scale processor of our P2O business and other fabrication equipment and parts relevant to the process. This facility serves as the center of our research and development operations and our corporate and administrative offices and is situated on eight acres of land which we own. We believe that this site is adequate to accommodate further expansion of our operations in the foreseeable future.

2.           Fuel Blending Facility

We own approximately six acres of land in Thorold, Ontario, Canada where we have the capability to operate our fuel blending tanks facility with a 250,000 gallon capacity. When active, the idle fuel-blending facility gives us the capability to store, blend, analyze and self-certify the fuels produced from the P2O process. The facility was not in use during 2016 and 2015. We own the property and have no mortgage debt outstanding in relation to this facility.

3.           Thorold, Ontario, Canada Office Building

We own approximately 21,000 square feet in Thorold, Ontario, consisting of 5,000 square feet of office space and 16,000 square feet of warehousing and storage space, which serves as storage for our company as well as offsite IT operations. This property has a mortgage securing approximately $206,910 of debt. We had entered into a contract for the sale of this property and the closing date was March 31, 2017. This asset was classified as property,plant and equipment, net- held for sale in the consolidated balance sheet.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2016, the Company was involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None

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

Quarter	High	Low
2016
First Quarter	$0.06	$0.02
Second Quarter	0.05	0.03
Third Quarter	0.07	0.02
Fourth Quarter	0.06	0.03

2015
First Quarter	$0.12	$0.06
Second Quarter	0.09	0.07
Third Quarter	0.09	0.05
Fourth Quarter	0.08	0.03

Holders

The last sales price of our common stock as reported by the OTC Market on April 6, 2017 was $0.5 per share.

On April 7, 2017, there were 482 holders of record of our common stock, $0.001 par value per share.

As of April 7, 2017, we had issued and outstanding 124,756,158 shares of common stock, $0.001 par value per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2016 with respect to equity compensation plans under which the Company’s common stock may be issued.

Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans

JBI, Inc. 2012 Long-Term Incentive Plan Approved by Stockholders	4,390,000	$1.12	4,798,424
Equity Compensation Plans not Approved by Stockholders	2,250,000	0.17	2,250,000

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

Business Overview

For financial reporting purposes, we operate in two business segments, (i) our P2O® solution business, which manufactures and sells the fuel produced through our two P2O processors and (ii) data storage and recovery (the “Data Business”). As of this filing date of the report, all three of our fully-permitted P2O processors were idle and not producing fuel products. Currently, we do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors.

Our P2O business is a commercial manufacturing and production business. We plan to grow mainly from sale of processors, and secondarily from the sale of fuel products. We anticipate that this segment will account for substantially all of our revenues in 2017 and beyond. Historically, however, our revenues have been derived primarily from our other segments and products, including those noted above as discontinued operations.

The following table highlights since inception the proceeds from financings, research and development expenditures, investment in property, plant and equipment and fuel produced:

	FY2009-2013	FY 2014	FY 2015	FY2016	Total
Financing proceeds	$31,088,110	$1,705,095	$25,000	$600,000	$33,418,205
Research & development expenditures	$2,452,560	$20,999	$1,653	-	$2,475,212
Investment in property, plant & equipment	$7,373,988	$13,775	-	-	$7,387,763
Fuel produced (in gallons)	655,037.00	12,959	-	-	667,996

Plastic2Oil Business

Our P2O business has elements of both a recycling business and a fuel refiner/ production business, which makes it difficult to identify and make direct comparisons to competitors. Both the recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to achieve and maintain a competitive position with respect to technological advances in both of these sectors. We believe that our business currently faces competition in the plastics-to-energy market, including competition from PK Clean, Green Envirotec Holdings LLC and RES polyflow, each of which has developed alternative methods for obtaining and generating fuel from plastics. See “Risk Factors—Risks Related to Our Business”. Because P2O solution end products include a variety of fuels, we also face competition from the broader petroleum industry.

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

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 followed by very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report, we have three processors and components for two additional processors at an outside vendor site. Currently, we do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors. These processors were idle for all of 2015 and 2016. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. We have years of significant operating data and have solved numerous challenges that have blocked competitor success. Since inception we have produced a total of 667,996 gallons of fuel.

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

As previously reported in 2015, we entered into four related agreements with EcoNavigation, LLC (“EcoNavigation”) in connection with the supply of P2O processors to EcoNavigation. However, as of January 27, 2016, such agreements had expired and were not renewed by the parties.

In 2016, we substantially reduced the Company’s monthly cash burn rate as a result of actions taken in 2015 and 2016, which resulted in a $487,830 reduction of professional Fees, a $222,135 reduction in compensation expenses and a $154,603 reduction in other operating expenses. We continue to monitor our operating expenses closely and exploring every avenue, including the March 31, 2017 sale of vacant land and building we own in Thorold, Canada. This property has a mortgage securing approximately $206,910 of debt. (See Note 17). We are also seeking to rent the idle blending facility to a qualified independent operator.

Our 2016 financing activities came from cash raised through short-term loans from our CEO and non-related party strategic investors. Some of these investors have experience in systems integration and we believe that their engineering and operations experience will be instrumental towards delivery, set-up and sale of the P2O processors through commercials partnerships.

U.S. Patent Application No.: 15/362,102 Titled, SYSTEM AND PROCESS FOR CONVERTING PLASTICS TO PETROLEUM PRODUCTs, was published on March 16, 2017 under Publication No. US 20170073584 and is available on the USPTO website at http://patft.uspto.gov/.

Our 2017 P2O sales and marketing program are expected to include direct sales as well as new partnerships. To that end, we made the decision in early 2016 not to further extend our agreement with EcoNavigation LLC as their firm has been unable to conclude processor sales on acceptable terms. The 2016 initiative started with P2O in discussion with Southern U.S. technology company regarding potential licensing of the Company’s technology and potential customer for up to six processors. The discussion has moved from an executed MOU to the drafting of the definitive agreement. This could lead to purchase of two processors in 2017, although there can be no assurance as negotiations remain ongoing.

Through years of testing and refinement in conjunction with our outside engineering firm, we are considering bringing our flagship processor #3 back online in late 2017. It will be important to be able to demonstrate the commercial viability of this processor by regular (pilot) operations at our Niagara Falls plant to potential customers. Of primary influence to our decision to expand our sales efforts and to bring the flagship processor #3 back on line is our view based on analysis and consultation that oil prices have reached a bottom and could rise to $50 a barrel by the end of the 2017.

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

Internal Changes

While our primary focus continues to be on the sale of our disruptive technology, a number of internal operational changes are being considered:

1. Management expects the Niagara Falls plant to provide a source of revenue during it pilot and demo operations. We plan to raise additional outside capital for the restart of flagship processor #3 and we are also considering modifications to our processor #2 in order to improve economies of scale and deliver cash flow.

2. Plastics2Oil owns a fully permitted fuel blending facility in Thorold, Canada. Regional demand justifies bringing the facility back on line with intentions to lease the idle blending facility to a qualified independent operator.

3. P2O will continue to draw support from our loyal shareholder base that includes individuals with impressive business credentials, experience and acumen. In 2016 P2O raised secured debt financing from investors with systems integration and operations experience who can partner with P2O in the delivery, set-up and sale of P2O Processors. Valuable strategic suggestions have been offered and are being evaluated. P2O is also considering making important additions to support the 2017 sales and marketing initiatives. This will require a project management team and P2O may also require an ancillary advisory board.

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

Data Recovery & Migration Business

The Data Recovery & Migration Business is time- intensive and we currently lack the internal resources, to interpret and read tape data and make necessary adjustments to the programming of the tape-reading equipment in order to accurately read the data. Thus we retain consultants for this purpose. Revenues for this segment will vary based on the availability of our retained consultants to read and interpret the data from our customers’ media in the event that certain updates or changes to the programming are needed. During 2016 and 2015, we were able to complete certain orders for tape reading and recognize revenue related to this service. Due to the aforementioned time constraints of the Data Business, we are unable to routinely complete orders for tape reading services and recognize revenue for the work and revenue from this business will be limited and unpredictable.

Listing on the OTCQB

On April 7, 2017, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On April 6, 2017, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.05.

Sources of Revenues and Expenses

Revenues

In 2016, we did not derive revenue from our defined business unit P2O, the manufacture of processors as well as from the sale of Fuel Oil No 2, Naphtha and Fuel Oil #6. Our revenues were earned from the Data Business, through the reading and interpretation of magnetic tape data.

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

Operating Expenses

Operating expenses consist primarily of the following:

●	personnel-related costs including employee payroll, payroll taxes, stock based compensation and insurance;

●	plant and processor related costs including repairs and maintenance, processing and welding consumables, safety equipment and related costs;

●	professional fees including legal fees, accounting fees including audit and tax professional costs, certain public company required fees, consulting fees and other professional and administrative costs;

●	insurance costs consisting of pollution, workers compensation, general liability, and directors and officers insurance policies;

●	compliance related costs including environmental consulting fees, stack test and other related testing costs and permitting costs;

●	depreciation expense related to our property plant and equipment; and

●	Impairment expense related to our deposits and property, plant and equipment.

Other Income (Expense)

In 2016, other expense of $3,609,469 consisted mainly of our $3,088,314 impairment of deposits, property, plant and equipment, and interest expenses on short term loans and secured debt of $780,675.

In 2015, other expense of $1,211,425 consisted mainly of $618,278 of interest expenses on short-term loans and secured debt and a $593,060 impairment loss of property plant and equipment.

Results of Operations – Year ended December 31, 2016 compared to Year ended December 31, 2015

Revenue

As we only recently shifted our business strategy to selling fuel processors, we did not derive any revenue from processor sales in 2016 or 2015. However, we earned revenue from our Data Business through reading and interpreting magnetic tape media. The following table shows a breakdown of our revenues from these sources.

Revenue	Period Ended December 31,
	2016	2015	% Change
P2O Revenue
Fuels	$-	$-	-%
Total P2O Revenue	-	-	-%

Data Business	21,950	16,728	31.0%
TOTAL REVENUE	$21,950	$16,728	31.0%

There was no fuel production in the year ended December 31, 2016 and 2015. Consequently, there was neither fuel shipment nor fuel revenue. The lack of fuel revenue for these years was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers. These processors were idle for all of 2016 and 2015, and are currently idle. Management estimates the processors will remain idle until late 2017 for pilot runs to support processor sales.

Cost of Goods Sold & Total Gross Profit

As indicated earlier, we had no fuel produced in 2016 and 2015.The following tables are a breakdown of the costs of goods sold and Total Gross Profit:

Cost of Good Sold	Periods Ended December 31,
	2016	2015	% Change
P2O Cost of Goods Sold
Fuels	$-	$-	-%
Total P2O Cost of Goods Sold	-	-	-%

Data Business Cost of Goods Sold	8,438	6,435	31.0%
TOTAL COST OF GOODS SOLD	$8,438	$6,435	31.0%

Gross Profit (Loss)	Periods Ended December 31,
	2016	2015	% Change
P2O Gross Loss
Fuels	$-	$-	-%
Total P2O Gross Loss	-	-	-%

Data Business Gross Profit	13,512	10,293	31.0%
TOTAL GROSS PROFIT	$13,512	$10,293	31.0%

The cost of goods sold related to the Data Business was primarily the direct labor incurred in the reading and interpreting of the magnetic tape data.

Operating Expenses

We incurred operating expenses of $1,843,358 during the year ended December 31, 2016, compared to $3,322,630 for the year ended December 31, 2015. This $1,479,272 decrease was driven by a $487,830 in professional fees decrease from elimination of outside consultants, a $222,135 reduction in wages from less full-time equivalent (FTE) employees and $527,449 reduction of additional operational expenses from cost management. For the years ended December 31, 2016 and 2015 compensation expense includes $120,667 and $320,994 for shares of common stock issued for services. A breakdown of the components of operating expenses for the fiscal years ended December 31, 2016 and 2015, are as follows:

Operating Expenses	Years Ended December 31,
	2016	2015
Selling, General and Administrative expenses
Professional Fees	$126,500	$614,330
Compensation	664,830	886,965
Other	278,098	805,547
Depreciation & Accretion	773,930	928,533
Manufacturing expenses- other	-	85,602
Research & Development	-	1,653
Total Operating Expenses	$1,843,358	$3,322,630

Non-Operating Expenses

Interest Expenses

For the year ended December 31, 2016, we incurred net interest expense of $780,675 as compared to $618,278 for the year ended December 31, 2015.

Income Tax Expenses

For the years ended December 31, 2016, and 2015, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the years ended December 31, 2016 and 2015, we incurred $0 current income tax or future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $5,700,035 for the year ended December 31, 2016 as compared to a net loss of $4,324,310 for the year ended December 31, 2015. These losses consisted of losses from continuing operations of $5,700,035 and $4,523,762 for the years ended December 31, 2016 and 2015, respectively, and gains from discontinued operations of $0 and $199,452 for the years ended December 31, 2016 and 2015, respectively. In 2016, other expense of $3,609,469 consisted mainly of our $3,088,314 impairment of deposits, property, plant and equipment, and interest expenses on short term loans and secured debt $780,675. In 2015, other expense of $1,211,425 consisted mainly of $618,278 of interest expenses on short-term loans and secured debt and a $593,060 impairment loss of property plant and equipment. The discontinued (Niagara Fall Recycling Facility) operations property was vacated on November 10, 2015 and the lease was terminated on January 15, 2016 effective October 31, 2016 with no penalty for early termination. This resulted in a 2015 adjustment to the short-term and long-term obligations set up in 2013 to zero, which resulted in a gain of $195,044.

Liquidity and Capital Resources

We do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors. At December 31, 2016, we had a cash balance of $270,898. Our principal sources of liquidity in 2016 were the proceeds from the related party short-term loans from our chief executive officer, and proceeds from the sale of secured long –term debt. In 2015, the proceeds from the related party short-term loans from our chief executive officer, and proceeds from the sale of shares of our common stock. As discussed earlier in this MD&A, our processors are currently idle and, thus, we are not producing fuel or generating fuel sales. Furthermore, we have shifted our business strategy to processor sales, rather than fuel sales. Our current cash levels are not sufficient to enable us to make the required repairs to our processors or to execute our business strategy as described in this Report. As a result, we intend to seek significant additional capital through the sale of our equity and debt securities and other financing methods to enable us to make the repairs, to meet ongoing operating costs and reduce existing current liabilities. We also intend to seek to cash advances or deposits under any new processor sale agreements and/or related technology licenses. Management currently anticipates that the processors will remain idle until at least late 2017 and then pilot, or demo, runs for sale of processors. Due to the many factors and uncertainties involved in capital markets transactions, there can be no assurance that we will raise sufficient capital to allow us to resume operations in 2017, or at all. In the interim, we anticipate that our level of operations will continue to be nominal, although we plan to continue to market our P2O processors with the intention of making additional P2O processor sales and technology licenses.

Our limited capital resources and recurring losses from operations raise substantial doubt about our ability to continue as a going concern and may adversely affect our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The following table provides a comparative summary of our cash flows for the fiscal years ended December 31, 2016 and 2015.

Cash Flow from Operating Activities	Years Ended December 31,
	2016	2015
Net Loss from Continuing Operations	$(5,700,035)	$(4,523,765)
Net Income (Loss) from Discontinued Operations	-	199,452
Net Loss	(5,700,035)	(4,324,313)
Net Cash Used in Operating Activities	(830,480)	(1,745,409)
Cash Flows from Investing Activities	(101)	(552)
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	1,082,991	1,584,797

Cash and Cash Equivalents at Beginning of Year	18,488	179,652
Cash and Cash Equivalents at End of Year	$270,898	$18,488

Cash Flow from Operations

Cash used in operations was $830,480 and $1,745,409 for the years ended December 31, 2016 and 2015, respectively. In 2016 and 2015 cash was mainly used to continue funding the minimum operating costs.

Cash Flow from Investing Activities

Cash used in investing was $101 and $552 for the years ended December 31, 2016 and 2015, respectively. In 2016 and 2015, the investment pertains to existing capital leases.

Cash Flow from Financing Activities

Cash flow from financing activities was $1,082,991, and $1,584,797, for the years ended December 31, 2016 and 2015, respectively. For 2016, these amounts were mainly driven by the proceeds received from short-term notes and issuance of secured long-term debt in private placement. For 2015, these amounts were mainly driven by the proceeds received from short-term notes and shares of common stock in private placement.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the years ended December 31, 2016 and 2015, other than operating leases, as discussed in Note 8.

Transactions with Related Parties

From June 2014 to December 31, 2016, Mr. Heddle, the Company’s Chief Executive Officer, or his affiliated companies made several personal loans to the company to provide working capital. As of December 31, 2016 and 2015, the current aggregate outstanding balance, including accrued interest at 4% per annum, due and owing to Mr. Heddle was $1,695,926 and $1,593,291 respectively. (See Note 6).

On February 11, 2016, the Company issued a promissory note in favor of Richard Heddle, the Company’s President, Chief Executive Officer and Chairman of the Company’s board of directors, to memorialize various advances which were made by Mr. Heddle to the Company from February 11, 2016 until March 31, 2016. As of December 31, 2016, the current aggregate outstanding balance including accrued interest at 12% per annum was $567,402. (See Note 6).The promissory note bears interest at the rate of 12% per annum. All principal and interest on the promissory note is due and payable in full by the Company on demand. The repayment of promissory note will be secured by assets of the Company. The proceeds of these advances are being used for working capital purposes.

At December 31, 2016, the company’s accounts payable and accrued expenses included a $132,218 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued (RRON) Operation. In addition, in 2016, $12,500 was paid for feedstock analysis to a business where Mr. Richard Heddle holds a material financial interest.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2016, there were no installed marine vessel processors pursuant to the contract.

Critical Accounting Policies

Basis of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2OilI Re One Inc., and JBI Re #1 Inc., Plastic2Oil of NY #1, and Plastic2Oil Marine Inc.. The results of Javaco and Pak-It are consolidated and classified as discontinued operations for all periods presented. (Note 16) All of our intercompany transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars.

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

Restricted Cash

At December 31, 2016 and December 31, 2015, the Company had $100,422 and $100,322, respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts for both December 31, 2016 and December 31, 2015 was $22,994.

Inventories

Inventories, which consist primarily of plastics, costs to process the plastic and processed fuel are stated at the lower of cost or market. We use an average costing method in determining cost. Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary. As of December 31, 2016 and 2015, reserves for obsolescence were $412,128.

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

As of December 31, 2016 and 2015, we recorded impairment losses of $3,088,314 and $593,060, respectively. The charge in 2016 relates specifically to Deposits for Processor #4 and #5, Processor #3 and construction in process parts and spare parts used in Processor #3 and #2 respectively. The charge in 2015 relates specifically to construction in process parts and spare parts used in Processor #3 and #2 respectively.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the unaudited condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the unaudited condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. The December 31, 2016 and 2015 assessment, amounted to a net increase of $23,000 and $8,849, respectively. As of December 31, 2016 and December 31, 2015, the carrying value of the asset retirement obligations were $64,000 and $41,000, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure. This liability is included in other long-term liabilities.

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

Deposits

Deposits represent utility services deposit and payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. As at December 31, 2016 and December 31, 2015, the carrying value of the deposits were $27,662 and $1,484,438 respectively.

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

Shipping and Handling Costs

The Company’s shipping and handling costs of $0 and $147 for the years ended December 31, 2016 and 2015, respectively, are included in cost of goods sold for the periods presented. Shipping and handling costs related to the purchase of inventory items are capitalized to inventory and expensed to cost of sales when the related inventory is sold for the periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $0 and $1,868 for the years ended December 31, 2016 and 2015, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

Research and Development

Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2016, and 2015, the Company expensed $0, and $1,653, respectively, towards research and development costs.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gains and losses are included in the consolidated statements of operations. Resulting differences are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign exchange loss of $100 and gain of $7,320 for monetary items are included as general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2016 and 2015. The Company files tax returns in the U.S. federal and state jurisdictions as well as a foreign country. The years ending December 31, 2012 through December 31, 2016 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the year ended December 31, 2016, potential dilutive common stock equivalents consisted of 14,950,000 shares underlying common stock warrants and 6,650,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because they would be antidilutive. For the year ended December 31, 2015, potential dilutive common stock equivalents consisted of 14,350,000 shares underlying common stock warrants and 1,628,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because they would be antidilutive.

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

During the years ended December 31, 2016 and 2015, 100% of total net revenues were generated from a single customer and segment, Data Business. As of December 31, 2016 and 2015, one customer and segment, Data Business, accounted for 100.0% of accounts receivable.

During the years ended December 31, 2016 and 2015 four and five suppliers, respectively, accounted for 28.39% and 30.90% of accounts payable, respectively.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced negative cash flows from operations since inception, have a history of net losses from continuing operations of $5,700,035 and $4,523,762 for the years ended December 31, 2016 and 2015, respectively, and have an accumulated deficit of $77,994,132 at December 31, 2016. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity financings and issuance of secured long-term debt. See “Risk Factors—Risks Related to Our Business”.

Financial Instruments and Other Instruments

We do not have any outstanding financial instruments and/or other instruments.

Disclosure of Outstanding Securities

As of April 7, 2017, we had 124,756,158 shares of common stock issued and outstanding.

In conjunction with the Company’s 2012 Long Term Incentive Plan, options to purchase 1,040,000 shares of common stock with the exercise price of $1.50, 200,000 shares of common stock with the exercise price of $0.38, 3,050,000 shares of common stock with the exercise price of $0.05 have been issued and outstanding at December 31, 2016. 1,390,000 shares are vested at December 31, 2016.

In conjunction with the Company’s 2016 Incentive Plan (Rahoul S Banerjea) , options to purchase 2,250,000 shares of common stock with the exercise price of $0.17. 2,250,000 of the shares are vested at December 31, 2016.

In conjunction with the Company’s August 10, 2016 private placement, the Company sold a $100,000 principal amount of 12% Promissory Note, together with a five-year warrant to purchase up to one hundred thousand shares of the company’s common stock at an exercisable price of $0.12 per share. The gross proceeds to the Company were $100,000.

In conjunction with the Company’s August 25, 2016 private placement, the Company sold a $100,000 principal amount of 12% Promissory Note, together with a five-year warrant to purchase up to one hundred thousand shares of the company’s common stock at an exercisable price of $0.12 per share. The gross proceeds to the Company were $100,000.

In conjunction with the Company’s October 18, 2016 private placement, the Company sold a $400,000 principal amount of 12% Promissory Note, together with a five-year warrant to purchase up to four hundred thousand shares of the company’s common stock at an exercisable price of $0.12 per share. The gross proceeds to the Company were $400,000.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of December 31, 2016 and 2015 was $2,263,328 and $1,593,291 respectively.

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

During the years ended December 31, 2016 and 2015, 100% of total net revenues were generated from a single customer and segment, Data Business. As of December 31, 2016 and 2015, one customer and segment, Data Business, accounted for 100.0% of accounts receivable.

During the years ended December 31, 2016 and 2015 four and five suppliers, respectively, accounted for 28.39% and 30.90% of accounts payable, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Plastic2Oil, Inc.

We have audited the accompanying consolidated balance sheets of Plastic2Oil, Inc. Inc. as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income, stockholder’s deficit, and cash flows for years then ended. Plastic2Oil, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plastic2Oil, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations, and has a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings, loans form related party and issuance of secured long-term debt. Management’s plan regarding these matters is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.
West Palm Beach, Florida
April 7, 2017

D. Brooks and Associates CPA’s, P.A. 319 Clematis Street, Suite 318 West Palm Beach, FL 33401 – (561) 429-6225

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2016	As of December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$270,898	$18,488
Restricted cash (Note 2 )	100,423	100,322
Accounts receivable, net of allowance of $22,994 and $22,994, respectively.	21,950	3,345
Prepaid expenses and other current assets	14,907	11,698
TOTAL CURRENT ASSETS	408,178	133,853

PROPERTY, PLANT AND EQUIPMENT,NET:
Property, plant and equipment ,net (Note 3)	1,552,613	3,775,527
Property, plant and equipment, net – held for sale (Note 17)	287,124	-
TOTAL PROPERTY,PLANT AND EQUIPMENT,NET	1,839,737	3,775,527

Deposits (Note 2)	27,662	1,484,438

TOTAL ASSETS	$2,275,577	$5,393,818

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,036,469	$1,858,666
Accrued expenses	2,310,679	2,062,480
Demand promissory note – related party (Note 4)	2,263,328	1,593,291
Mortgages payable and capital leases (Note 8)	227,455	262,673
TOTAL CURRENT LIABILITIES	6,837,931	5,777,110

LONG-TERM LIABILITIES:
Asset retirement obligations (Note 2)	64,000	41,000
Secured promissory notes – related party (Note 6)	5,290,631	4,493,941
Secured promissory notes (Note 7)	595,053	-
TOTAL LONG-TERM LIABILITIES	5,949,684	4,534,941

TOTAL LIABILITIES	12,799,615	10,312,051

Commitments and contingencies ( Note 9)

STOCKHOLDERS’ DEFICIT:
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 shares issued and outstanding	124,756	124,756
Additional paid in capital	67,113,822	66,969,154
Accumulated other comprehensive income	193,516	231,954
Accumulated deficit	(77,944,132)	(72,244,097)
TOTAL STOCKHOLDERS’ DEFICIT	(10,524,038)	(4,918,233)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,275,577	$5,393,818

The accompanying notes are an integral part of the consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

SALES
P2O	$-	$-
Other	21,950	16,728
TOTAL SALES	21,950	16,728

COST OF SALES
P2O	-	-
Other	8,438	6,435
TOTAL COST OF SALES	8,438	6,435

GROSS PROFIT	13,512	10,293

OPERATING EXPENSES
Selling general and administrative expenses
Professional Fees	126,500	614,330
Compensation	664,830	886,965
Other	278,098	805,547
Depreciation of property, plant and equipment and accretion of long-term liability	773,930	928,533
Manufacturing expenses -Other	-	85,602
Research and development expenses	-	1,653
TOTAL OPERATING EXPENSES	1,843,358	3,322,630

LOSS FROM OPERATIONS	(1,829,846)	(3,312,337)

OTHER EXPENSES
Impairment of property, plant and equipment and deposits	(3,088,315)	(593,060)
Interest expense, net	(780,675)	(618,278)
Other expense, net	(1,199)	(87)
TOTAL OTHER EXPENSES	(3,870,189)	(1,211,425)

LOSS BEFORE INCOME TAXES	(5,700,035)	(4,523,762)

Provision for income taxes	-	-

Net loss from continuing operations	(5,700,035)	(4,523,762)
Net income from discontinued operations (Note 12)	-	199,452

NET LOSS	$(5,700,035)	$(4,324,310)

Loss per share
Basic and diluted - from continuing operations	$(0.05)	$(0.04)
Basic and diluted - from discontinued operations	**	**
Total basic and diluted loss per share	$(0.05)	$(0.04)

Weighted average number of shares outstanding

Basic and diluted (Note 2)	124,756,158	120,826,786

** Less than $.01

The accompanying notes are an integral part of the
consolidated financial statements.

F-3

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2016	2015

NET LOSS	$(5,700,035)	$(4,324,310)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
Foreign currency items	38,438	173,998
COMPREHENSIVE LOSS	$(5,661,597)	$(4,150,312)

The accompanying notes are an integral part of the consolidated financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2015, and 2016

	Common Stock $0.001 Par Value		Common Stock to be issued		Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
BALANCES - DECEMBER 31, 2014	109,917,529	$109,918	8,097,001	$8,097	$66,371,906	$(67,919,786)	$57,956	$(1,371,909)

Common stock issued for services, $0.05 per share	634,626	634	-	-	33,349	-	-	33,983

Common Stock, issued for Preferred Series B conversion 2015	7,444,003	7,444	(6,847,001)	(6,847)	(401)	(1)	-	196

Common Stock, subscribed during 2015 (net of issue costs)	250,000	250	-	-	24,750	-	-	25,000

Common Stock, issued during 2015 (net of issue costs)	1,250,000	1,250	(1,250,000)	(1,250)	-	-	-	-

Common stock issued for AP settlement, $0.08 per share	250,000	250	-	-	18,950	-	-	19,200

Common stock issued for Class Action Suit settlement, $0.08 per share	3,000,000	3,000	-	-	237,000	-	-	240,000

Common stock issued for services, $0.21 per share	1,750,000	1,750	-	-	207,700	-	-	209,450

Common stock issued for services, $0.07 per share	510,000	510	-	-	74,690	-	-	75,200

Common stock retired and reissued for services in 2015, $0.21 per share	(250,000)	(250)	-	-	250	-	-	-

To book Stock compensation expense related to granting of stock options.					960	-	-	960

Foreign currency adjustment		-	-	-	-	-	173,998	173,998
	-
Net loss		-	-	-	-	(4,324,310)	-	(4,324,310)

BALANCES - DECEMBER 31, 2015	124,756,158	$124,756	-	$-	$66,969,154	$(72,244,097)	$231,954	$(4,918,233)

The accompanying notes are an integral part of the consolidated financial statements.

(Continued next page)

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

Years Ended December 31, 2016, and 2015

(Continued)

	Common Stock $0.001 Par Value		Additional Paid	Accumulated	Accumulated Comprehensive	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Income	Deficit

BALANCES - DECEMBER 31, 2015	124,756,158	$124,756	$66,969,154	$(72,244,097)	$231,954	$(4,918,233)

To book Stock compensation expense related to granting of stock options	-	-	120,667	-	-	120,667

Warrants issued with 12% secured Notes	-	-	71,030	-	-	71,030

Warrants subscribed in 2016 net of discounts	-	-	(47,029)	-	-	(47,029)

Foreign currency adjustment	-	-	-	-	(38,438)	(38,438)

Net loss		-	-	(5,700,035)	-	(5,700,035)

BALANCES - DECEMBER 31, 2016	124,756,158	$124,756	$67,113,822	$(77,944,132)	$193,516	$(10,524,0388)

The accompanying notes are an integral part of the consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(5,700,035)	$(4,523,762)
Net income from discontinued operations	-	199,452
NET LOSS	(5,700,035)	(4,324,310)
Reconciliation of net loss to net cash used in operations:
Depreciation of property plant and equipment	579,217	734,797
Accretion of long-term liability	194,270	193,737
Impairment loss - property, plant and equipment	3,088,315	593,060
Accrued interest expense	742,409	575,823
Stock issued for class action suit settlement	-	240,000
Stock issued for services	120,667	320,994
Gain on stock and warrant revaluation	-	(1,400)
Stock issuance in reduction of accounts payable	-	19,200
Write-off of Inventory	-	86,053
Write-off of Property plant and equipment	-	18,907
Other	732	102
Working capital changes:
Cash held in attorney trust	-	2,003
Accounts receivable	(18,605)	1,091
Prepaid expenses and other current assets	5,103	8,531
Accounts payable	(90,752)	58,876
Accrued expenses	248,199	134,119
Other liabilities	-	9,860
Changes attributable to discontinued operations	-	(416,852)
NET CASH USED IN OPERATING ACTIVITIES	(830,480)	(1,745,409)

CASH FLOW FROM INVESTMENT ACTIVITIES:
Increase in restricted cash	(101)	(100)
Increase in deposit	-	(452)
NET CASH USED IN INVESTING ACTIVITIES	(101)	(552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance proceeds, net	-	25,000
Proceeds from long-term promissory notes	600,000	-
Proceeds from short-term loans – related party	525,566	1,634,095
Repayment of mortgages and capital leases	(42,575)	(74,298)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,082,991	1,584,797

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	252,410	(161,164)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,488	179,652

CASH AND CASH EQUIVALENTS AT END OF YEAR	$270,898	$18,488

Supplemental disclosure of cash flow information
Cash paid for interest	$15,590	$16,001
Cash paid for taxes	$-	$-

Schedule of non-cash Investing and Financing activities
Accounts payable settled with stock	$-	$30,003
Class action suit settlement with stock	$-	$240,000

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations of $5,700,035, and $4,523,762 for the years ended December 31, 2016, and 2015, respectively, and has a working capital deficit of $6,429,753 and an accumulated deficit of $77,944,132, at December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings, loans form related party and issuance of secured long-term debt.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1 Inc., Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2Oil Re One Inc., JBI Re #1 Inc., Plastic2Oil Marine Inc., Javaco, and Pak-it. All intercompany transactions and balances have been eliminated in consolidation. Amounts in the consolidated financial statements are expressed in US dollars. Recycling Center, Pak-It and Javaco have also been consolidated; however, as mentioned their operations are classified as discontinued operations (Note 16).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2016 and December 31, 2015, the Company has $270,898 and $18,488, respectively.

Restricted Cash

As of December 31, 2016 and 2015, the Company had $100,423and $100,322, respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts as of December 31, 2016 and 2015 was $22,994.

Inventories

Inventories, which consist primarily of plastics, costs to process the plastic and processed fuel are stated at the lower of cost or market. We use an average costing method in determining cost. Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary. The inventories were fully reserved as of December 31, 2015.

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

During the year ended December 31, 2016 and 2015, the Company recorded impairment losses on deposits and property, plant and equipment of $3,088,315 and $593,060, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of December 31, 2016 and December 31, 2015, the carrying value of the asset retirement obligations were $64,000 and $41,000, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.

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

Leases

The Company has entered into various leases for buildings and equipment. At the inception of a lease, the Company evaluates whether it is operating or capital in nature. Operating leases are recorded as expense in the appropriate periods of the lease. Capital leases are classified as property, plant and equipment and the related depreciation is recorded on the assets. Also, the debt related to the capital lease is included in the Company’s short- and long-term debt obligations, in accordance with the lease agreement (Note 8).

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

Data storage and recovery sales are recognized when the product has been shipped or the services have been rendered to the customer.

Shipping and Handling Costs

The Company’s shipping and handling costs of $0 and $147 for the years ended December 31, 2016 and 2015, respectively, are included in cost of goods sold for the years presented. Shipping and handling costs are capitalized to inventory and expensed to cost of sales when the related inventory is sold for the years presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $0 and $1,868 for the years ended December 31, 2016 and 2015, respectively. These expenses are included in selling, general and administrative expenses – other, in the consolidated statements of operations.

Research and Development

Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2016 and 2015, the Company expensed $0 and $1,653, respectively, towards research and development costs. Components of the processors that are fabricated or purchased with research and development plans and then used on the processor in production are capitalized into the cost of the processor and depreciated over the remaining life of the processor.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Resulting differences are immaterial to the financial statements as a whole. Foreign exchange loss of $100 and gain of $7,320 are included as general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2016 and 2015. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country. The years ended December 31, 2010 through December 31, 2016 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the year ended December 31, 2016, potential dilutive common stock equivalents consisted 14,950,000 shares underlying common stock warrants and 6,650,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share. For the year ended December 31, 2015, potential dilutive common stock equivalents consisted 14,350,000 shares underlying common stock warrants and 1,628,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect is anti-dilutive.

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

During the years ended December 31, 2016 and 2015, 100% of total net revenues were generated from a single customer and segment, Data Business. As of December 31, 2016 and 2015, one customer and segment, Data Business, accounted for 100% of accounts receivable.

During the years ended December 31, 2016 and 2015 four and five suppliers, respectively, accounted for 28.39% and 30.90% of accounts payable, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this ASU and subsequently issued amendments, revenues are recognized at the time when goods or services are transferred to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. Based on our continuing assessment of the potential impact of this standard, we believe the adoption of this standard may impact the following:

●	Engagements that contain performance-based arrangements, in which the company will earn a success or completion fee when and if certain predefined outcomes occur;

●	Engagements with fixed-fees that have multiple performance obligations; and

●	Engagements that include discounting arrangements.

The Company has not completed the assessment and has not yet determined whether the impact of the adoption of this standard on the company’s consolidated financial statements will be material. The Company will adopt this standard on January 1, 2018 but have not yet concluded on a transition approach. The Company expects to complete their assessment , including selecting a transition method for adoption during the second half of 2017.

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

In October 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition against immediate recognition of current and deferred income tax effects on intra-entity transfers of assets other than inventory. This standard is effective January 1, 2019, although early adoption is permitted as early as January 1, 2017. The Company has not yet determined the impact that the adoption of this guidance will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments are classified in the statement of cash flows. This standard is effective January 1, 2018, although early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how cash receipts and cash payments are classified in the statement of cash flows. This standard is effective January 1, 2018, although early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard makes several modifications to Topic 718, including the accounting for forfeitures, employer tax withholding on share-based compensation, income tax consequences, and clarifies the statement of cash flows presentation for certain components of share-based awards, all of which are intended to simplify various aspects of the accounting for share-based compensation. The ASU will require that the difference between the actual tax benefit realized upon option exercise or restricted share or restricted stock unit release and the tax benefit recorded based on the fair value of the stock award at the time of grant (the “excess tax benefits”) to be reflected as a reduction of the current period provision for income taxes with any shortfall recorded as an increase in the tax provision rather than as a component of changes to additional paid-in capital. The ASU will also require the excess tax benefit or detriment realized to be reflected as operating cash flows rather than financing cash flows. The standard is effective beginning January 1, 2017. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), that replaces existing lease guidance. Under this ASU, leases will be required to record right-of-use assets and corresponding lease liabilities on the balance sheet. This guidance is effective beginning January 1, 2019. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented. The Company has not yet determined the impact that the adoption of this guidance will have on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories consist of the following at December 31,:

	2016	2015
Raw materials	$410,089	$410,089
Finished goods	2,039	2,039
Obsolescence reserve	(412,128)	(412,128)

Total inventories	$-	$-

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at December 31,:

2016	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(32,029)	$186,025
Machinery and office equipment	1,738,414	(1,539,203)	199,211
Furniture and fixtures	16,368	(16,368)	-
Land	273,118	-	273,118
Asset retirement obligation	58,363	(7,101)	51,262
Office and industrial buildings	1,433,523	(312,912)	1,120,611
Equipment under capital lease	53,257	(43,747)	9,510

Total	$3,791,097	$(1,951,360)	$1,839,737

2015	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$216,854	$(23,096)	$193,758
Machinery and office equipment	4,190,838	(2,463,173)	1,727,665
Furniture and fixtures	16,368	(16,068)	300
Land	273,118	-	273,118
Asset retirement obligation	36,594	(5,549)	31,045
Office and industrial buildings	1,433,523	(249,001)	1,184,522
Equipment under capital lease	73,757	(45,412)	28,345
Construction in process	197,322	-	197,322
Spares	174,316	(34,863)	139,453
Total	$6,612,690	$(2,837,163)	$3,775,527

At December 31, 2016 and 2015, the Company recognized $578,108, and $733,613, respectively, of depreciation expense. At December 31, 2016 and 2015, machinery and equipment with a cost of $53,257 and $73,757 and accumulated amortization of $43,747 and $45,412, respectively, were under capital lease. During the periods ended December 31, 2016 and 2015, the Company recognized $7,608, and $5,706, respectively, of depreciation expense related to these assets under capital lease.

At December 31, 2016 and 2015, we recorded impairment loss on deposits and property, plant and equipment of $3,088,315 and $593,060, respectively in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The charges in 2016 relates to the impairment of the reactors for Processor #2 and #3 which will be used for customer demonstration, spare parts for Processor #2 and #3,deposits and construction in progress materials for Processor #4 and #5. The charge in 2015 relates specifically to construction in process parts and spare parts used in Processor #3 and #2 respectively.

At December 31, 2016, $257,865 of land, office and industrial building were classified as property,plant and equipment, net – held for sale. On March 31, 2017, the Company sold the land, office and industrial building.

NOTE 5 - INCOME TAXES

The following table summarizes the activities for the year ended December 31,:

	2016	2015
Statutory tax rate:
U.S.	34%	34%
Foreign	26.5%	26.5%

Loss from operations before recovery of income taxes:
U.S.	$(5,498,587)	$(4,312,121)
Foreign	(201,448)	(12,189)
	(5,700,035)	$(4,324,310)

Expected income tax recovery	(1,834,259)	$(1,449,550)

Permanent differences	1,771	10,557
Tax rate changes and other adjustments	853,583	(345,834)
Increase in valuation allowance	978,905	1,784,827

Income tax recovery from continuing operations	-	$-

The Company’s income tax recovery is allocated as follows:

The Company’s deferred tax assets and liabilities as at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred Tax Assets
Non-capital losses	$19,787,656	$17,908,732
Reserve – Contingency	151,613	171,410
Property, plant and equipment	394,348	335,475
Accounts receivable	237,944	237,944
Accrued expenses	514	514
Fees and Payroll in Stocks and Options	361,399	319,528
Impairment Reserve	788,789	455,190
Other	2,032	2,032
	21,724,295	19,430,825
Deferred Tax Liabilities
Property, plant and equipment	(768,111)	(408,602)

Less: Valuation allowance	(20,956,184)	(19,022,223)
	$-	$-

The Company’s non-capital income tax losses expire as follows:

U.S.	2029	$526,411
	2030	6,080,091
	2031	9,240,965
	2032	10,853,750
	2033	10,436,738
	2034	5,929,097
	2035	1,717,918
	2036	955,708
		$45,740,678

Foreign	2030	$1,224,680
	2031	1,818,894
	2032	1,284,807
	2033	607,349
	2034	670,890
	2035	66,909
	2036	23,198
		$5,696,727

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the years ended December 31, 2016 and 2015, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada. The Company had no income tax expense on its $5,439,315 and $4,523,762 losses from continuing operations and $0 and $199,452 gain, from discontinued operations for the years ended December 31, 2016 and 2015, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of December 31, 2016 and 2015, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The years ended December 31, 2013 through December 31, 2016 are open tax years.

NOTE 6 – SECURED PROMISSORY NOTES - RELATED PARTY

Related Party notes payable consists of the following at December 31,:

	2016	2015
Secured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum.	$1,695,926	$1,593,291

Secured Demand Promissory Note (provided by a related party) bearing interest of 12% per annum.	567,402	-

Secured Promissory Notes (provided by a related party -$1,000,000 in November 19, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,248,894	1,100,961

Secured Promissory Notes (provided by a related party - $1,000,000 on August 29, 2013 and $2,000,000 on September 31, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54 per share and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	4,041,737	3,392,980
Total	7,553,959	6,087,232
Less: current portion	2,263,328	1,593,291
Secured promissory notes – related party	$5,290,631	$4,493,941

Continuity of Secured Promissory Notes – Related Party	2016	2015
Face value of November 19, 2014 secured note payable	$1,000,000	$1,000,000
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Total face value of promissory notes payable	4,000,000	4,000,000
Discount on November 19, 2014 secured notes payable ( 1,000,000 warrants)	(58,082)	(58,082)
Discount on August 29, 2013 secured note payable (1,000,000 warrants)	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable (2,000,000 warrants)	(600,400)	(600,400)
Accretion of discounts on secured notes payable ($4,000,000 secured note payable)	624,744	431,007
Interest on secured notes payable($4,000,000 secured note payable)	1,634,570	1,031,616
Carrying value of Secured Promissory Notes	$5,290,631	$4,493,941

The following annual payments of principal and interest are required over the next five years in respect to these related party notes payable:

Years Ending December 31,	Annual Payments
2017	$2,263,328
2018	-
2019	4,041,737
2020	1,248,894
2021	-
Total	$7,553,959

NOTE 7 – SECURED PROMISSORY NOTES

Notes payable consists of the following at December 31,:

	2016	2015

Secured Promissory Note -$100,000 in August 10, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	$102,838	$-

Secured Promissory Note -$100,000 in August 24, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	102,368	-

Secured Promissory Note -$400,000 in October 18, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to four hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	389,847	-
Total	595,053	-
Less: current portion	-	-
Secured promissory notes	$595,053	$-

Continuity of Secured Promissory Notes	2016	2015
Face value of August 10, 2016 secured note payable	$100,000	$-
Face value of August 25, 2016 secured note payable	100,000
Face value of October 18, 2016 secured note payable	400,000	-
Total face value of promissory notes payable	600,000	-
Discount on August 10, 2016 secured notes payable ( 100,000 warrants)	(2,000)	-
Discount on August 24, 2016 secured notes payable ( 100,000 warrants)	(2,000)	-
Discount on October 18, 2016 secured notes payable ( 400,000 warrants)	(20,000)
Accretion of discounts on secured notes payable ($600,000 secured note payable)	533	-
Interest on secured notes payable($600,000 secured note payable)	18,520	-
Carrying value of Secured Promissory Notes	$595,053	$-

The following annual payments of principal and interest are required over the next five years in respect to these secured promissory notes payable:

Years Ending December 31,	Annual Payments
2017	$-
2018	-
2019	-
2020	-
2021	595,023
Total	$595,023

NOTE 8 - MORTGAGES PAYABLE AND CAPITAL LEASES

The Mortgages Payable and Capital Leases consists of the following at December 31,:

	2016		2015
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matured on June 15, 2015. Principal and interest were due, in their entirety, at maturity. In consideration for 10,000 shares, the maturity was extended from June 15, 2015 to December 15, 2015 and subsequently to June 15, 2016 by the Mortgage holder. As of December 31, 2016 the mortgage was in default (See Note 17).	$206,910	(1)	$201,880	(1)

Equipment capital lease, bears interest at 5.85% per annum, secured by the equipment and matured in November 2015, repayable in monthly installments of approximately $516.	-		1,032

Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matured on May 10, 2016, Principal and interest were due, in their entirety, at maturity. The maturity was extended to May 10, 2016 by the Lessor. The capital lease is in default.	20,546	(2)	19,761	(2)

Mortgage in the original amount of $110,000, bears no interest, secured by the land and building, and matured in November 2016.	-		40,000

Total	227,455		262,673
Less: current portion	227,455		262,673
Mortgages payable and capital leases	$-		$-

(1)	$280,000 Canadian dollars translated at the December 31, 2016 and 2015 foreign exchange rate.
(2)	Includes accrued interest.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by the Company’s chief executive officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2016, there were no currently installed marine vessel processors pursuant to the contract.

At December 31, 2016, we recorded impairment loss $1,448,464 on the deposits in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company will be required to pay approximately $235,000 upon the delivery of these assets which is expected occur with the delivery of processor #4 and processor #5. As of December 31, 2015, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of its operations. In addition to the payments made to these vendors classified as deposits of $1,448,464 on the accompanying consolidated balance sheet.

The Company leased premises in Thorold, Ontario, Canada which was previously used in the operation Plastic2Oil (Canada), Inc. doing business as Regional Recycling of Niagara (“RRON”). During the third quarter of 2013, the Company determined that it would shut down the operations of RRON (Note 16). The employees of RRON were given notice of the shut down in the first week of September 2013, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September 2013, the Company was assessing its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and officially decided to cease use of the premises as of September 30, 2013. Accordingly, the Company has applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. The total expense included in loss from discontinued operations in the consolidated statements of operations is $188,343 for the year ended December 31, 2015 (Note 16). The property was vacated on November 10, 2015. On January 15, 2016, the Company entered into a Surrender of Lease agreement which terminated its lease, dated December 1, 2010, between Avondale Store Limited Properties and JBI, (Canada) Inc. relating to the Company’s premises located at 1786 Allanport Road, Thorold, Canada. The effective date of the termination was October 31, 2015. The premises was the site of the Company’s Regional Recycling Center, which was part of a business line that was discontinued by the Company in 2013. The Company anticipates the termination will save approximately $1,161,360 in lease payments over the original life of the lease which had a term ending on December 1, 2030. The Company will remain liable for unpaid rent of approximately $66,335 covering the period from May 2016 to October 2016.

Contingencies

As of December 31, 2016, the Company is involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

NOTE10 – STOCKHOLDERS’ DEFICIT

(a) Common Stock

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

Warrants

The following table summarizes the activities for the years ended December 31, 2016 and 2015:

		Weighted	Weighted
	Warrants	Average	Average
	Number	Exercise Price	Remaining Term
OUTSTANDING, December 31, 2014	14,100,000	$0.61	2.75
Issued	250,000	0.15	2.2
OUTSTANDING, December 31, 2015	14,350,000	$0.19	1.8
Issued	600,000	0.12	4.9
OUTSTANDING, December 31, 2016	14,950,000	$0.18	0.9

Pursuant to a secured debt issuances on August 10, 2016, August 24, 2016 and October 25, 2016, the Company issued 600,000 warrants, to purchase shares of common stock for $0.12 per share to the holder of the secured debt. The warrants have a five year term from the date of issuance, as such the corresponding expiry dates are August 10, 2021, August 25, 2021 and October 25, 2021 respectively.. The Company allocated $24,000 of the proceeds to the warrants based on their relative fair value. Such amount was recorded as a discount against the debt and in being amortized in to interest expense through the maturity date of the debt. The relative fair value of the warrants was determined on the date of the grant using the Black-Scholes pricing model with the following assumptions:

2016
Expected life (in years)	7.00
Risk-free interest rate	0.05%
Expected volatility	152.09%-306.83
Expected dividend yield	0%

NOTE 11 – STOCK-BASED COMPENSATION PLANS AND AWARDS

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

Valuation of Awards

The per-share fair value of each stock option granted during the year ended December 31, 2016 was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

2016
Expected life (in years)	7.00
Risk-free interest rate	0.05%
Expected volatility	306.83
Expected dividend yield	0%

Stock Options-2012 Plan

There were 3,000,000 options granted during the year ended December 31, 2016. There were no options granted during the year ended December 31, 2015. For years ended December 31, 2016 and 2015, the Company recorded stock-based compensation expense, net of estimated forfeitures, (included in selling, general and administrative expense) of $120,667 and $959, respectively, related to stock options. As of December 31, 2016, 1,390,000 options are vested (1,040,000 at $1.50 per share, 200,000 at $0.38 per share, and 50,000 at $.005 per share).

A summary of stock option activity for the years ended December 31, 2016 and 2015 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Stock Options	Exercise Price	Intrinsic Value (1)
Balance as of December 31, 2014	5,303,334	1.3	-
Expired	(3,675,334)	0.74	-
Balance as of December 31, 2015	1,628,000	$1.30	$-
Issued	3,000,000	0.05	-
Expired	(238,000)	0.38	-
Balance as of December 31, 2016	4,390,000	$1.12	$-
Exercisable as of December 31, 2016	1,390,000	$1.21	-
Equity awards available for grant, net of restricted stock (811,576) at December 31, 2016	4,798,424

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.

Restricted Stock

The fair value of the restricted stock is expensed ratably over the vesting period. During the years ended December 31, 2016 and 2015, the Company recorded stock-based compensation expense related to restricted stock of approximately $120,667 and $9,593, respectively. During the year ended December 31, 2015 634,626 shares of restricted stock were issued for expenses accrued during2014.

2016 Incentive Plan (Rahoul S Banerjea)

On October 25,2016, the Board awarded Rahoul S Banerjea, the chief financial officer 2,250,000 options to purchase shares of common stock at $0.17 per share. This grant was independent of the Company’s 2012 long term incentive plan. The purpose of this award was to further incentivize Mr. Banerjea and promote the interests of the Company, its subsidiaries and its stockholders by enabling the Company and its subsidiaries to attract, retain and motivate executive employees of the Company and/or its subsidiaries, and to align the interests of those individuals and the Company’s stockholders. At December 31, 2016, all 2,250,000 were vested and an expense of $90,000 was recognized.

Stock Options-2016 Plan

A summary of stock option activity for the years ended December 31, 2016 and 2015 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Stock Options	Exercise Price	Intrinsic Value (1)
Balance as of December 31, 2015	-	$-	$-
Issued	2,250,000	0.17
Balance as of December 31, 2016	2,250,000	$0.17	$-
Exercisable as of December 31, 2016	2,250,000	$0.17	-

NOTE 12 – RETIREMENT PLAN

The Company adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. employees which complies with section 401(k) of the Internal Revenue Code. The Company does not currently match any of the employee contributions. Employees are not required to make contributions into the fund. For the years ended December 31, 2016 and 2015, $30,460 and $23,767 respectively were contributed by employees. Total administrative expense under this plan was $3,207, and $3,541 for the years ended December 31, 2016, and 2015 respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS AND BALANCES

From June 2014 to December 31, 2015, Mr. Heddle, the Company’s Chief Executive Officer, or his affiliated companies made several personal loans to the company to provide working capital. As of December 31, 2015, the current aggregate outstanding balance, including accrued interest at 4% per annum, due and owing to Mr. Heddle was $1,695,926. (See Note 6).

On February 11, 2016, the Company issued a promissory note in favor of Richard Heddle, the Company’s President, Chief Executive Officer and Chairman of the Company’s board of directors, to memorialize various advances which were made by Mr. Heddle to the Company from February 11, 2016 until March 31, 2016. As of December 31, 2016, the current aggregate outstanding balance including accrued interest at 12% per annum was $567,402. (See Note 6).The promissory note bears interest at the rate of 12% per annum. All principal and interest on the promissory note is due and payable in full by the Company on demand. The repayment of promissory note will be secured by assets of the Company. The proceeds of these advances are being used for working capital purposes.

At December 31, 2016 and 2015, the company’s accounts payable and accrued expenses included $132,218 and $132,218, respectively, outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued (RRON) Operation. In addition, in 2016, $12,500 was paid for feedstock analysis to a business where Mr.Richard Heddle holds a material financial interest.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2016, there were no currently installed marine vessel processors pursuant to the contract.

NOTE 14 – SEGMENT REPORTING

During 2016, the Company had two principal operating segments, Plastic2Oil and the Data Business. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Year Ended December 31, 2016

	Data Recovery & Migration	P2O	Other		Total

Sales	$21,950	$-	$-		$21,950
Cost of Sales	$8,438	$-	$-		$8,438
Total Operating Expenses	$-	$923,945	$919,413		$1,843,358
Profit (Loss) from Operations	$13,512	$(923,945)	$(919,413)		$(1,829,846)
Other Income (Expenses)	$-	$(3,089,934)	$(780,255)		$(3,870,189)
Net Income(Loss) from Continuing Operations	$13,512	$(34,933,292)	$(1,699,668	)(1)	$(5,700,035)
Total Assets	$-	$2,275,577	$-		$2,275,577
Accounts Receivable	$21,950	$-	$-		$21,950
Inventories	$-	$-	$-		$-

(1) Included Inter-company Receivable and Payables elimination

Year Ended December 31, 2015

	Data Recovery & Migration	P2O	Other		Total

Sales	$16,728	$-	$-		$16,728
Cost of Sales	$6,435	$-	-		$6,435
Net Income (Loss) from continuing operations	$10,273	$(2,297,747)	(2,236,308)		$(4,523,762)
Total Assets	$3,345	$5,254,430	$(1,468,076	)(1)	$5,393,8188

(1) Included Inter-company Receivable and Payables elimination

All receivables from the Data Recovery & Migration Business were generated in the United States for the year ended December 31, 2016 and 2015. For the year ended December 31, 2016 and 2015, there were no P2O sales.

As of March 31, 2012, due to the conclusion that the Company could not substantiate when a significant amount of revenues would be earned from the Data Business, all property, plant and equipment assets related to the Data Business were determined to be impaired and was recorded to write the assets down to $0. All other amounts included in the measure of segment profit or loss related to the Data business are not material. Other than as noted above, the amounts shown for Operating Expenses and Other Income (Expense) items on the consolidated statements of operations related to the P2O segment.

P2O assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility. As of December 31, 2016, total long-lived assets of $1,832,078 and $344,671 were located in the United States and Canada, respectively. As of December 31, 2015, total long-lived assets of $3,374,361 and $392,712, were located in the United States and Canada, respectively. The mortgage payable of $206,910 and the equipment capital lease which matured on June 15, 2016, both disclosed in Note 8, relate to assets held in Canada. The mortgage payable of $40,000 on December 31, 2015 disclosed in Note 8, relates to assets held in United States.

NOTE 15 – RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the years ended December 31, 2016 and 2015, 100% of total net revenues were generated from a single customer and segment, Data Business. As of December 31, 2016 and 2015, one customer and segment ,Data Business, accounted for 100% of accounts receivable.

During the years ended December 31, 2016 and 2015 four and five suppliers, respectively, accounted for 28.39% and 30.90% of accounts payable, respectively.

Contingencies

As of December 31, 2016, the Company is involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

NOTE 16 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Regional Recycling of Niagara

During the third quarter of 2013, the Company determined that, due to the significant losses incurred by Regional Recycling of Niagara, and the continuous need to fund their operations through the Company’s Plastic2Oil operations, that it would shut down the operations of the facility. The decision to do this was based on the following factors:

●	The inventory processed over the prior months at Regional Recycling of Niagara was comingled with contaminated materials that made the significant majority of their inventory worthless without significant additional processing and labor (Note 4);

●	The fixed assets utilized at the facility were old and beginning to become in need of significant repairs, which would have been a significant cost to maintain (Note 5);

●	The pre-processing cost of plastic at Regional Recycling of Niagara was significant and was a hindrance to the Company becoming profitable on a cost per gallon of fuel basis; and

●	The Company leases the Recycling Facility in Thorold, Ontario, Canada with terms remaining of up to 14 years (Note 16).

The property was vacated on November 10, 2015 and the lease was terminated on January 15, 2016 effective October 31, 2015 with no penalty for early termination. This resulted in adjusting the short-term and long-term obligations set up in 2013 to zero, which resulted in a $195,044 income. The results of operations from Regional Recycling of Niagara for the years ended December 31, 2016 and 2015 have been classified as discontinued operations and are as follows:

Condensed Statements of Operations – Discontinued Operations

	Year Ended December 31,
	2016	2015
Revenue	$-	$4,408
Cost of sales	-	-
Gross profit	-	4,408
Operating expenses	-	188,343
Other (income) loss	-	(383,387)
Gain before income taxes	-	(199,452)
Future income tax recovery	-	-
Gain from discontinued operations, net of tax	$-	$(199,452)

NOTE 17 – SUBSEQUENT EVENTS

On August 26, 2016 the Company executed a Memorandum of Understanding (the “MOU”) with a Southern U.S. technology company regarding potential licensing of the Company’s technology and a potential sale of units. On November 28, 2016, the parties agreed to extend the term of the MOU until January 23, 2017. On January 23, 2017, the parties agreed to further extend the term of the MOU until March 24, 2017. On March 26, 2017, the parties agreed to further extend the term on the MOU until June 23, 2017. The parties will need to execute a definitive agreement by this date unless a further extension is mutually agreed upon. This third extension of the MOU was agreed upon due to additional time needed to address zoning and permitting at the proposed site.  There can be no guarantee that a definitive agreement will be reached prior to expiration of the extended term of the MOU.

On March 31, 2017, the Company sold the property located at 1783 Allanport Road, Thorold, Ontario Canada. This asset held for sale is classified as “Property, plant & Equipment, net held for sale” at December 31, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2016 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company currently has just two directors, one of whom is member of executive management and not independent, the company does not maintain separately designated audit, compensation, nominating and corporate governance committees.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (U.S. GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2016. Based on this assessment, management, including our principal executive officer and our principle financial officer, concluded that the Company’s internal controls over financial reporting were ineffective as of December 31, 2016.

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

Management’s Discussion of Material Weakness

A material weakness is a significant deficiency in internal controls that results in more than a remote likelihood that a material misstatement of the financial statements may occur as a result of the deficiency and is important enough to merit attention by those responsible for oversight of a company’s financial reporting. The Company’s material weaknesses are a result of a lack of policies and procedures, with the associated internal controls, to appropriately address entity level matters. Management concluded that the lack of adherence to the Board of Directors’ policies and more specifically, the Audit Committee Charter, which requires a three member committee with one member qualified as a “financial expert”, caused a failure at the entity level for proper governance over the Company’s financial reporting environment. Additionally, the company does not have a control in place to identify and communicate related party transactions to those charged with financial reporting.

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

Changes in Internal Controls over Financial

There have been no changes in our internal controls during the year ended December 31, 2016.

ITEM 9C. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of April 7, 2017, the names and ages of all of our directors and executive officers and all positions and offices held by such individuals. Each director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

Rick W. Heddle	51	President, CEO and Director

Philip J. Bradley	64	Director

Rahoul S. Banerjea	66	Chief Financial Officer

Certain Biographical Information

The following summarizes the occupation and business experience of our officers and directors:

Richard W. Heddle, age 51, has served as a director and as the President and Chief Executive Officer of our company since August 14, 2013. Mr. Heddle is an entrepreneur with over 25 years of executive business experience. Since 1987, Mr. Heddle has been the owner and President of Heddle Marine Services, Inc., the largest marine repair firm that operates floating dry docks on the Canadian side of the Great Lakes. Mr. Heddle grew the company from a small start-up with two employees to a company that employs over 60 people. Mr. Heddle has significant expertise in logistics, supply chain analytics and managing production and brings over 25 years of comprehensive experience in fabrication, engineering and machinery. This experience and these qualifications led the Board to conclude that Mr. Heddle should serve as a director of our company.

Philip J. Bradley, age 64, has served as a director of our company since August 14, 2013. Mr. Bradley has over 35 years of executive accounting and business experience. For the past ten years, Mr. Bradley has been working in private practice as a Chartered Professional Accountant. Previously, Mr. Bradley worked as an Audit Manager and former partner of Grant Thornton Canada, where he worked for 29 years. Mr. Bradley also served two three-year terms in the firm’s national office, where he was responsible for recruitment, human resource administration, as well as providing support services to the firm’s professional practice offices. Mr. Bradley is a member of the Canadian Institute of Chartered Accountants and the Institute of Chartered Accountants of both Ontario and Nova Scotia. He received a Bachelor of Business Administration from the University of Prince Edward Island in 1975 and was admitted to the Institute of Chartered Accountants of Nova Scotia in 1976. This experience and these qualifications led the Board to conclude that Mr. Bradley should serve as a director of our company.

Rahoul S. Banerjea, age 66, has served as Chief Financial Officer of the Company since March 2014. Prior to joining the Company, from 2013 to March 2014, Mr. Banerjea was the principal of Matun Group LLC, a global professional services firm providing interim CFO and project management services, located in Sudbury, Massachusetts. From 2007 to 2013, Mr. Banerjea was a Partner, New England Practice, at Tatum, a national professional services firm providing leadership roles, located in Boston, Massachusetts. Prior to this period, Mr. Banerjea held senior financial management roles with technology start-ups and global technology companies. Mr. Banerjea is also a member of the Board of the American School of Madrid Foundation and a former member of the Board of the Boston Chapter Financial Executives International. Mr. Banerjea received his B.S.B.A. from Drexel University and is a Certified Public Accountant. Mr. Banerjea brings more than 30 years of experience in finance and accounting to the Company’s executive management team.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2016. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2016, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our “named executive officers” during the years ended December 31, 2016 and 2015:

Name and Principal Position	Year Ended December 31,	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard W.Heddle President & Chief Executive Officer, Director	2016	-	(1)	-	-	-	-	-	-	-
	2015	-		-	-	-	-	-	-	-

Rahoul S.Banerjea Chief Financial Officer	2016	49,237	(2)	-	-	-	-	-	-	49,237
	2015	118,558		-	-	-	-	-	-	118,558

Notes:

(1)	Cash compensation paid is noted in the above table. Mr. Heddle’s employment commenced on August 14, 2013. Mr. Heddle’s elected to receive all of his annual salary compensation in shares of common stock which has not been paid. $240,000 and $240,000 have been accrued in 2016 and 2015 respectively, for such obligation. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

(2)	Cash compensation paid is noted in the above table. Mr. Banerjea’s employment commenced on March 17, 2014. Mr. Banerjea reduced his FTE hours starting March 2016 to redirect cash towards operating expenses. Mr. Banerjea’s elected to receive $50,000 of his annual salary compensation in shares of common stock which has not been paid. $50,000 and $50,000 have been accrued in 2016 and 2015 respectively, for such obligation. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all restricted stock and stock option awards held by our named executive officers as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That have Not Vested ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard W. Heddle	-	-	-	-	-	-	-	-

Rahoul S. Banerjea	2,250,000	3,000,000	3,000,000	3/24/2023	-	-	-	-

Option Exercises and Stock Vested During the Fiscal Year

During the fiscal year ended December 31, 2016, there were 5,250,000 awards to, no exercises of stock options by, and 2,250,000 vesting of shares of restricted stock held by, our named executive officers.

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard W. Heddle	2016	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-

Philip J. Bradley (1)	2016	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-

(1)	Mr. Bradley has not receive either common stock or cash as compensation for 2016 and 2015. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

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

2016 Incentive Plan (Rahoul S Banerjea)

On October 25,2016, the Board awarded Rahoul S Banerjea, the chief financial officer 2,250,000 options to purchase shares of common stock at $0.17 per share. This grant was independent of the Company’s 2012 long term incentive plan. The purpose of this award was to further incentivize Mr. Banerjea and promote the interests of the Company, its subsidiaries and its stockholders by enabling the Company and its subsidiaries to attract, retain and motivate executive employees of the Company and/or its subsidiaries, and to align the interests of those individuals and the Company’s stockholders. At December 31, 2016, all 2,250,000 were vested and an expense of $90,000 was recognized.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our authorized capital stock consists of 250,000,000 shares of Common Stock. As of April 7, 2017, we had outstanding 124,756,158 common stock outstanding.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 7, 2017 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

In the table below, the percentage of ownership of our Common Stock is based on 124,756,158 shares of Common Stock outstanding as of April 6, 2017. Unless otherwise noted below, the address of the persons listed on the table is c/o Plastic2Oil, Inc., 20 Iroquois Street, Niagara Falls, New York 14303.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage
Executive Officers and Directors

Richard Heddle, Chief Executive Officer and Director	7,000,000	(1)	5.6%

Rahoul Banerjea, Chief Financial Officer	3,250,000	(2)	4.2%

Philip J. Bradley, Director	-		0.0%

All named executive officers and directors as a group	12,250,000		9.8%

5% or More Stockholders	-		0.00%

(1)	Includes warrants to purchase 4,000,000 shares of Common Stock.
(2)	Represents option awards to purchase 3,250,000 shares of Common Stock

The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after, April 7, 2016. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2016 with respect to equity compensation plans under which the Company’s common stock may be issued.

Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans

JBI, Inc. 2012 Long-Term Incentive Plan Approved by Stockholders	4,390,000	$1.12	4,798,424
2016 Incentive Plan ( Rahoul S Banerjea)	2,250,000	$0.17	2,250,000

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2016 and 2015, respectively, for professional services rendered by D. Brooks and Associates CPA’s, P.A., for the audit of the Company’s annual financial statements and for audit-related services, tax services and all other services, as applicable.

Service Provided	Fiscal 2016		Fiscal 2015

Audit Fees
Annual Audit – D. Brooks and Associates CPA’s, P.A	$43,869	(1)	$45,185

Tax Fees	-		-

All Other Fees	-		-

Total Fees	$43,869		$45,185

(1)	Includes the interim Quarterly Reviews reported on Form 10-Q and annual Audit reported on Form 10-K.

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

PLASTIC2OIL, INC.

Date: April 7, 2017	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President, Chief Executive Officer	April 7, 2017
Richard Heddle	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Philip J Bradley	Director	April 7, 2017
Philip J. Bradley

/s/ Rahoul S. Banerjea	Chief Financial Officer	April 7, 2017
Rahoul S. Banerjea	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated February 10, 2012, by and between the Company. and Big 3 Packaging LLC (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 16, 2012).

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(a) to our Registration Statement on Form SB-2 filed on December 11, 2006).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. dated January 10, 2007 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. dated October 5, 2009 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 6, 2009).

3.4	Certificate of Amendment to Articles of Incorporation of the Company dated December 11, 2009 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.5	Certificate of Amendment to Articles of Incorporation of the Company dated May 11, 2012 (Incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.6	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

3.7	Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated December 1, 2009 (Incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.8	Amendment to Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated May 10, 2012 (Incorporated herein by reference to Exhibit 3.4 to our Quarterly Report on 10-Q filed on August 9, 2012).

3.9	Certificate of Correction to Certificate of Designation of Series A Super Preferred Voting Stock of the Company dated May 14, 2012 (Incorporated herein by reference to Exhibit 3.6 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.10	Certificate of Designation of Series B Convertible Preferred Stock of the Company dated December 24, 2012 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.11	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock of the Company dated January 11, 2013 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 17, 2013).

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated June 3, 2014. (Incorporated herein by reference to our Annual Report on Form 10-K filed on June 4, 2014).

3.13	Certificate of Amendment to Articles of Incorporation of the Company dated June 24, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on June 26, 2014).

3.14	Certificate of Withdrawal of Certificate of Designation Series B Convertible Preferred Stock of the Company dated July 29, 2014 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report filed on July 31, 2014)

10.1	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.2	Promissory Note, dated February 14, 2012, by Big 3 Packaging LLC in favor of the Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2012).

10.3	Lease, dated December 1, 2011, between the Company and Avondale Stores Limited. (Incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 19, 2012)

10.4	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.5	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2012).

10.6	2012 Long-Term Incentive Plan of the Company dated as of May 23, 2012 (Incorporated herein by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on June 20, 2012).

10.7	Form of Incentive Stock Option Agreement pursuant to the 2012 Long-Term Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2012)

10.8	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 31, 2012).

10.9	Stipulation Agreement, dated August 8, 2013, between the Company, and certain settling parties signatory thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2013).

10.10	Subscription Agreement, dated August 29, 2013, between the Company and Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 30, 2013).

10.11	Secured Promissory Note, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 30, 2013).

10.12	Warrant, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 30, 2013).

10.13	Security Agreement, dated August 29, 2013, between the Company, Plastic2Oil of NY #1, LLC, JBI RE #1, Inc., Christiana Trust and Richard Heddle (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 30, 2013).

10.14	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.15	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.16	Joint Venture and Services Agreement between the Company and RWH Marine Consulting dated February 12, 2010. (Incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on June 24, 2014).

10.17	Unsecured Demand Promissory Note dated August 13, 2014 in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report filed on August 14, 2014).

10.18	Subscription Agreement dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 20, 2014).

10.19	12% Secured Promissory Note dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 20, 2014).

10.20	Warrant dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 20, 2014).

10.21	Equipment Supply Contract, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

10.22	Technology License and Referral Agreement, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

10.23	Catalyst Supply Agreement, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

10.24	Monitoring, Maintenance, Repair and Upgrade Agreement, dated January 4, 2014, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (1)

10.25	Promissory Note dated February 11, 2015 between Mr. Richaed Heddle and Plastic2Oil, Inc. to be used for working capital purposes (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 18, 2016).

10.26	Surrender of Lease dated January 15, 2016 between Avondale Stores Limited Properties and JBI (Canada), Inc. related to the 1786 Alanport Road, Thorold, Ontarion dated (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 18, 2016).

10.27	Equipment Supply Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 5, 2015).

10.28	Catalyst Supply Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 5, 2015).

10.29	Technology License and Referral Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. . (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 5, 2015).

10.30	MMRU Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 5, 2015).

10.31	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 27.1 and 27.2 of Equipment Supply Contract. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed on November 12, 2015).

10.32	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 13.1 and 13.2 of Technology License and Referral Agreement. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 12, 2015).

10.33	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 23.1 and 23.2 of Catalyst Supply Agreement. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 12, 2015).

10.34	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 13.13.1 and 13.13.2 of Monitoring, Maintenance, Repair and Upgrade . (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 10-Q filed on November 12, 2015).

10.35	Subscription Agreement, dated August 10, 2016, between the Company and Lawrence Leahy (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2016).

10.36	12% Secured Promissory Note dated August 10, 2016 on Form 8-K filed on August 10, 2016 in favor of Lawrence Leahy. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 16, 2016).

10.37	Warrant dated August 10, 2016 in favor of Lawrence Leahey. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 16, 2016).

10.38	Amended And Restated Security Agreement dated August 10, 2016, between the Company, Plastic2Oil of NY #1, LLC, JBI RE #1, Inc., Christiana Trust and Lawrence Leahey (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 16, 2016).

10.39	Form of Incentive Stock Option Agreement pursuant to the 2012 Long-Term Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 31, 2016)

10.40	Form of Incentive Stock Option Agreement pursuant to the 2016 Executive Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 31, 2016)

21.1	Subsidiaries of the Registrant. (1)

Plastic2Oil RE ONE Inc., an Ontario, Canada corporation.
Plastic2Oil (Canada), Inc., an Ontario Canada corporation.
Plastic2Oil Marine, Inc. a Nevada corporation.

Javaco, Inc., an Ohio corporation.
PAK-IT, LLC a Florida corporation
JBI CDE., a New York corporation
Plastic2Oil of NY #1, LLC a New York corporation.
JBI RE #1, Inc., a New York corporation.

23.1	Consent of D. Brooks & Associates CPA’s, P.A. (1)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. (1)

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document. (2)

101.SCH	XBRL Taxonomy Extension Schema Document. (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

*	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.

(2)	Furnished herewith.

