Form 10-Q
period 2017-03-31
Plastic2Oil, Inc.
filed 2017-05-15
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2017

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

As of May 15, 2017, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking statements include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of our Company to control commodity prices; risks associated with the regulatory environment within which our Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements are discussed in more detail in the section entitled “Risk Factors” (as supplemented or amended from time to time) in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on April, 7, 2017.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2017	As of December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$151,257	$270,898
Restricted cash (Note 2)	100,448	100,423
Accounts receivable, net of allowance of $22,994 and $22,994, respectively.	8,936	21,950
Prepaid expenses and other current assets	91,290	14,907
TOTAL CURRENT ASSETS	351,931	408,178

PROPERTY, PLANT AND EQUIPMENT, NET:
Property, plant and equipment, net (Note 3)	1,662,217	1,552,613
Property, plant and equipment, net - held for sale	-	287,124
TOTAL PROPERTY, PLANT AND EQUIPMENT	1,662,217	1,839,737
Deposits (Note 2)	26,889	27,662

TOTAL ASSETS	$2,041,037	$2,275,577

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,040,937	$2,036,469
Accrued expenses	2,397,771	2,310,679
Demand promissory note – related party (Note 4)	2,323,386	2,263,328
Mortgages payable and capital leases (Note 5)	20,747	227,455
TOTAL CURRENT LIABILITIES	6,782,841	6,837,931

LONG-TERM LIABILITIES:
Asset retirement obligations (Note 2)	64,480	64,000
Secured promissory notes – related party (Note 4)	5,502,929	5,290,631
Secured promissory notes (Note 4)	614,725	595,053
TOTAL LONG-TERM LIABILITIES	6,182,134	5,949,684

TOTAL LIABILITIES	12,964,975	12,787,615

Commitments and contingencies (Note 6)

STOCKHOLDERS’ DEFICIT:
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 shares issued and outstanding	124,756	124,756
Additional paid in capital	67,144,488	67,113,822
Accumulated other comprehensive income	154,256	193,516
Accumulated deficit	(78,347,438)	(77,944,132)
TOTAL STOCKHOLDERS’ DEFICIT	(10,923,938)	(10,512,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,041,037	$2,275,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

OPERATING EXPENSES
Selling general and administrative expenses
Professional Fees	56,056	45,368
Compensation	184,903	138,756
Other	73,651	89,227
Depreciation of property, plant and equipment and accretion of long-term liability	105,001	219,634
TOTAL OPERATING EXPENSES	419,611	492,985

LOSS FROM OPERATIONS	(419,611)	(492,985)

OTHER EXPENSES
Impairment loss - property, plant and equipment	13,158	-
Gain from disposal of property, plant and equipment	(255,676)	-
Interest expense, net	227,899	176,590
Other (income) expense, net	(1,686)	(25)
TOTAL OTHER EXPENSES	(16,305)	176,565

LOSS BEFORE INCOME TAXES	(403,306)	(669,550)

Provision for Income taxes	-	-

Net loss from continuing operations	(403,306)	(669,550)

NET LOSS	$(403,306)	$(669,550)

Loss per share
Basic and diluted	$(0.00)	$(0.01)
Total basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding

Basic and diluted (Note 2)	124,756,158	124,756,158

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

5

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

NET LOSS	$(403,306)	$(669,550)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
Foreign currency items	(39,260)	123,775
COMPREHENSIVE LOSS	$(442,566)	$(545,775)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(403,306)	$(669,550)
Reconciliation of net loss to net cash used in operations:
Depreciation of property plant and equipment	55,447	171,201
Accretion of long-term liability	50,033	48,434
Impairment loss - property, plant and equipment	13,158	-
Accrued interest expense	217,819	167,159
Stock issued for Services	30,666	-
Gain on sale of property,plant and equipment	(255,676)	-
Working capital changes:
Cash held in attorney trust	-	(25)
Accounts receivable	13,014	3,345
Prepaid expenses and other current assets	(75,610)	(71,119)
Accounts payable	1,116	38,670
Accrued expenses	87,092	9,202
NET CASH USED IN OPERATING ACTIVITIES	(266,247)	(302,683)

CASH FLOW FROM INVESTMENT ACTIVITIES
Increase in restricted cash	(25)	-
NET CASH USED IN INVESTING ACTIVITIES	(25)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of property, plant and equipment	365,070	-
Proceeds from short-term loans – related party	-	307,103
Repayment of Mortgages and Capital Leases	(218,439)	(16,062)
NET CASH PROVIDED BY FINANCING ACTIVITIES	146,631	291,041

NET DECREASE IN CASH AND CASH EQUIVALENTS	(119,641)	(11,642)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	270,898	18,488

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$151,257	$6,846

Supplemental disclosure of cash flow information
Cash paid for interest	$4,079	$3,471
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

Plastic2Oil, Inc. (the “Company” or “P2O”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006. 310 had no significant activity from inception through 2009. On April 24, 2009, the company’s founder, former CEO and Chief of Technology, John Bordynuik, purchased 63% of the issued and outstanding shares of 310. During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, transforming waste plastics to oil and other fuel products During 2014, the Company changed its name to Plastic2Oil, Inc. (“P2O”). P2O is a combination of proprietary technologies and processes developed by P2O which convert waste plastics into fuel. P2O currently, as of the date of this filing, has two processors at its Niagara Falls, NY facility (the “Niagara Falls Facility”). Both processors are currently idle since December 2013. Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. We plan to grow mainly from sale of processors.

Currently, we do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors.

Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations of $403,306, and $669,550, for the three months ended March 31, 2017, and 2016, respectively, and has a working capital deficit of $6,430,910 and an accumulated deficit of $78,347,438 at March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings and loans from related parties.

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

Interim Disclosure

These condensed consolidated financial statements are presented in considerably less detail than complete financial statements that are intended to present financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. For this reason, they should be read in conjunction with the entity’s most recent complete financial statements included in its annual report for the year ended December 31, 2016 on Form 10-K filed with the SEC on April 7, 2017 that include all the disclosures required by generally accepted accounting principles.

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

Restricted Cash

As of March 31, 2017 and December 31, 2016, the Company had $100,448 and $100,423, respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts as of March 31, 2017 and December 31, 2016 was $22,994.

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

During the period ended March 31, 2017 and 2016, the Company recorded impairment losses on property, plant and equipment of $13,158 and $0, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized in the condensed consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of March 31, 2017 and December 31, 2016, the carrying value of the asset retirement obligations was $64,480 and $64,000, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.

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

Deposits

Deposits represent utility services deposit and payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. Deposits were $26,889 and $27,662 as of March 31, 2017 and December 31, 2016, respectively.

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

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Resulting differences are immaterial to the financial statements as a whole. Foreign exchange losses of $1 and gain of $51 are included as general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at March 31, 2017 and December 31, 2016. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country. The years ended December 31, 2010 through December 31, 2016 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the three months ended March 31, 2017, potential dilutive common stock equivalents consisted 6,800,000 shares underlying common stock warrants and 7,330,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share. For the three months ended March 31, 2016, potential dilutive common stock equivalents 14,350,000 shares underlying common stock warrants, and 1,540,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share.

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

The Company has not completed the assessment and has not yet determined whether the impact of the adoption of this standard on the company’s consolidated financial statements will be material. The Company will adopt this standard on January 1, 2018 but have not yet concluded on a transition approach. The Company expects to complete their assessment, including selecting a transition method for adoption during the second half of 2017.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consist of the following at:

As of March 31, 2017	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(34,180)	$183,874
Machinery and office equipment	1,626,379	(1,300,455)	325,924
Furniture and fixtures	16,368	(16,368)	-
Land	243,859	-	243,859
Asset retirement obligation	58,363	(7,776)	50,587
Office and industrial buildings	1,084,899	(234,533)	850,366
Equipment under capital lease	53,257	(45,650)	7,607

Total	$3,301,179	$(1,638,962)	$1,662,217

As of December 31, 2016	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(32,029)	$186,025
Machinery and office equipment	1,738,414	(1,539,203)	199,211
Furniture and fixtures	16,368	(16,368)	-
Land	273,118	-	273,118
Asset retirement obligation	58,363	(7,101)	51,262
Office and industrial buildings	1,433,523	(312,912)	1,120,611
Equipment under capital lease	53,257	(43,747)	9,510
Total	$3,791,097	$(1,951,360)	$1,839,737

For the three months ended March 31, 2017 and 2016, the Company recognized $55,447 and $171,201, respectively of depreciation expense. At March 31, 2017 and December 31, 2016, machinery and equipment with a cost of $53,257 and accumulated amortization of $45,649 and $43,747 respectively, were under capital lease. During the periods ended March 31, 2017 and December 31, 2016, the Company recognized $1,902, and $7,608, respectively, of depreciation expense related to these assets under capital lease.

On March 31, 2017, the Company sold its land and building located at 1783 Allanport Road, Thorold, Ontario, for a gain of approximately $254,000. The proceeds were used towards repayment of the outstanding mortgage, real estate taxes and closing costs. The Company reviews for impairment of long-lived assets on an asset by asset basis, which resulted in an impairment booking of $13,158 for the period ending March 31, 2017.

NOTE 4 - SECURED PROMISSORY NOTES

SECURED PROMISSORY NOTES -RELATED PARTY

Related Party notes payable consists of the following at periods ended:

	As of March 31, 2017	As of December 31, 2016
Secured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum.	$1,726,884	$1,695,926

Secured Demand Promissory Note (provided by a related party) bearing interest of 12% per annum.	596,502	567,402

Secured Promissory Notes (provided by a related party -$1,000,000 in November 19, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,289,219	1,248,894

Secured Promissory Notes (provided by a related party - $1,000,000 in August 29, 2013 and $2,000,000 in September 31, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54 per share and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	4,213,710	4,041,737
Total	7,826,315	7,553,959
Less: current portion	2,323,386	2,263,328
Secured promissory notes – related party	$5,502,929	$5,290,631

Continuity of Secured Promissory Notes – Related Party	As of March 31, 2017	As of December 31, 2016
Face value of November 19, 2014 secured note payable	$1,000,000	$1,000,000
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Total face value of promissory notes payable	4,000,000	4,000,000
Discount on November 19, 2014 secured notes payable ( 1,000,000 warrants)	(58,082)	(58,082)
Discount on August 29, 2013 secured note payable (1,000,000 warrants)	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable (2,000,000 warrants)	(600,400)	(600,400)
Accretion of discount on secured notes payable ($4,000,000 secured note payable)	673,178	624,744
Interest on secured notes payable($4,000,000 secured note payable)	1,798,434	1,634,570
Carrying value of Secured Promissory Notes	$5,502,929	$5,290,631

The following annual payments of principal and interest are required over the next five years in respect to these related party secured notes payables:

Years Ending December 31,	Annual Payments
2017	$2,323,386
2018	4,213,710
2019	1,289,219
2020	-
2021	-
Total	$7,826,315

SECURED PROMISSORY NOTES

Secured notes payable consists of the following at periods ended:

	As of March 31, 2017	As of December 31, 2016

Secured Promissory Note -$100,000 in August 10, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	105,958	102,838

Secured Promissory Note -$100,000 in August 24, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	105,475	102,368

Secured Promissory Note -$400,000 in October 18, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to four hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	403,292	389,847
Total	614,725	595,053
Less: current portion	-	-
Secured promissory notes	$614,725	$595,053

Continuity of Secured Promissory Notes	As of March 31, 2017	As of December 31, 2016
Face value of August 10, 2016 secured note payable	$100,000	$100,000
Face value of August 25, 2016 secured note payable	100,000	100,000
Face value of October 18, 2016 secured note payable	400,000	400,000
Total face value of promissory notes payable	600,000	600,000
Discount on August 10, 2016 secured notes payable ( 100,000 warrants)	(2,000)	(2,000)
Discount on August 24, 2016 secured notes payable ( 100,000 warrants)	(2,000)	(2,000)
Discount on October 18, 2016 secured notes payable ( 400,000 warrants)	(20,000)	(20,000)
Accretion of discount on secured notes payable ($600,000 secured note payable)	2,133	533
Interest on secured notes payable($600,000 secured note payable)	36,592	18,520
Carrying value of Secured Promissory Notes	$614,725	$595,053

The following annual payments of principal and interest are required over the next five years in respect to these secured notes payable:

Years Ending December 31,	Annual Payments
2017	$-
2018	-
2019	-
2020	-
2021	614,725
Total	$614,725

NOTE 5 - MORTGAGES PAYABLE AND CAPITAL LEASES

The Mortgages Payable and Capital Leases consists of the following at periods ending:

	As of March 31, 2017		As of December 31, 2016
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matured on June 15, 2015. Principal and interest were due, in their entirety, at maturity. In consideration for 10,000 shares, the maturity was extended from June 15, 2015 to December 15, 2015 and subsequently to June 15, 2016 by the Mortgage holder. As of December 31, 2016 the mortgage was in default (See Note 17).	$-		$206,910	(1)

Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matured on May 10, 2016, Principal and interest were due, in their entirety, at maturity. The maturity was extended to May 10, 2016 by the Lessor. The capital lease is in default.	20,747	(2)	20,546	(2)

Total	20,747		227,455
Less: current portion	20,747		227,455
Mortgages payable and capital leases	$-		$-

(1)	Based on $280,000 Canadian dollars converted to U.S. Dollars using the conversion rate on December 31, 2016.

(2)	Includes accrued interest.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2017, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of its operations. At December 31, 2016, we recorded impairment loss $1,448,464 on the deposits in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company will be required to pay approximately $235,000 upon the delivery of these assets which is expected occur with the delivery of processor #4 and processor #5.

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

Contingencies

As of March 31, 2017, the Company is involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the unaudited condensed consolidated financial statements of the Company.

NOTE 7 – WARRANTS

Warrants

The following table summarizes the activities for the period.

		Weighted	Weighted
	Warrants	Average	Average
	Number	Exercise Price	Remaining Term
OUTSTANDING, December 31, 2016	14,950,000	$0.18	0.9
Expired	(8,150,000)	(0.07)
OUTSTANDING, March 31, 2017	6,800,000	$0.32	1.6

There were no warrants issued during the three months ended March 31, 2017 and 2016, respectively.

NOTE 8 – STOCK OPTIONS

2012 Plan

There were no options granted during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, 2,330,000 options were outstanding and are fully vested.

A summary of stock option activity for the three months ended March 31, 2017 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Stock Options	Exercise Price	Intrinsic Value (1)
Balance as of December 31, 2016	4,390,000	$1.12	$-
Issued	-	-
Expired	(60,000)	0.38	-
Balance as of March 31, 2017	4,330,000	$0.42	$-
Exercisable as of March 31, 2017	2,330,000	$0.73	$-

Equity awards available for grant, net of restricted stock (811,576) at March 31, 2017	4,858,424

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.

2016 Incentive Plan

There were no options granted during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, 2,250,000 options were outstanding and are fully vested.

A summary of stock option activity for the three months ended March 31, 2017 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Stock Options	Exercise Price	Intrinsic Value (1)
Balance as of December 31, 2016	2,250,000	$0.17	$-
Balance as of March 31, 2017	2,250,000	$0.17	$-
Exercisable as of March 31, 2017	2,250,000	$0.17	$

NOTE 9 – RELATED PARTY TRANSACTIONS

From June 2014 to March 31, 2017, Mr. Heddle, the Company’s Chief Executive Officer, or his affiliated companies made several personal loans to the company to provide working capital. As of March 31, 2017, the current aggregate outstanding balance, including accrued interest at 4% per annum, due and owing to Mr. Heddle was $1,726,884. (See Note 6).

On February 11, 2016, the Company issued a promissory note in favor of Richard Heddle, the Company’s President, Chief Executive Officer and Chairman of the Company’s board of directors, to memorialize various advances which were made by Mr. Heddle to the Company from February 11, 2016 until March 31, 2016. As of December 31, 2016, the current aggregate outstanding balance including accrued interest at 12% per annum was $596,502. (See Note 6).The promissory note bears interest at the rate of 12% per annum. All principal and interest on the promissory note is due and payable in full by the Company on demand. The repayment of promissory note will be secured by assets of the Company. The proceeds of these advances are being used for working capital purposes.

At March 31, 2017 and December 31, 2016, the company’s accounts payable and accrued expenses included $132,218 and $132,218, respectively, outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued (RRON) Operation. In addition, in 2016, $12,500 was paid for feedstock analysis to a business in which Mr. Richard Heddle holds a material financial interest.

NOTE 10 – SEGMENT REPORTING

For the three months ended March 31, 2017 and 2016 the Company had no revenue. The company’s processors were idle for all of 2016 and remained idle during the three months ended March 31, 2017.

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

P2O assets include the Company headquarters and various machinery and equipment used at the Niagara Falls Facility. At March 31, 2017, total long-lived assets of $1,451,619 and $210,608 were located in the United States and Canada, respectively. As of December 31, 2016, total long-lived assets of $1,832,078 and $344,671, were located in the United States and Canada, respectively. At March 31, 2017 and December 31, 2016, the mortgage payable of $0 and $206,910, respectively and the equipment capital lease of $20,747 and $20,546, respectively, both disclosed in Note 5, relate to assets held in Canada.

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

NOTE 12 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Regional Recycling of Niagara

On January 15, 2016, the Company entered into a Surrender of Lease agreement which terminated its lease, dated December 1, 2010, between Avondale Store Limited Properties and JBI, (Canada) Inc. relating to the Company’s premises located at 1786 Allanport Road, Thorold, Canada. The effective date of the termination was October 31, 2015. The premises was the site of the Company’s Regional Recycling Center, which was part of a business line that was discontinued by the Company in 2013. The Company anticipates the termination will save approximately $1,161,360 in lease payments over the original life of the lease which had a term ending on December 1, 2030. The Company will remain liable for unpaid rent of approximately $66,335, covering the period from May 2016 to October 2016.

NOTE 13 – SUBSEQUENT EVENTS

In April, 2017, Glenny and Maskell (Canadian insurance broker) settled on a lawsuit filed by the Company, on May 25, 2012 at the Ontario Superior Court of Justice, seeking damages consisting of the costs of defense and any damages that may be awarded against the Company, our former CEO John Bordynuik, and former CFO Ron Baldwin in the Class Action and in the SEC Action. The Ontario Superior Court of Justice issued the dismissal order dated May 9, 2017. The case was settled in the U.S. with ACE (Insurance carrier) in or about May 2013, pursuant to what is known as a “Mary Carter” (confidential) settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis (the”MD&A”) of the results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, together with the accompanying notes, as well as other financial information included elsewhere in this Report. This discussion contains forward-looking statements that involve certain risks and uncertainties, and that reflect estimates and assumptions. See the section titled, “Cautionary Statement Regarding Forward-Looking Statements” for more information on forward-looking statements. Our actual results may differ materially from those indicated in forward- looking statements. Factors that could cause our actual results to differ materially from our forward-looking statements are described in the sectioned entitled “Risk Factors” (as supplemented or amended from time to time) in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on April, 7, 2017.

Business Overview

For the three months ended March 31, 2017 and 2016, the Company has no revenue. The Company’s P2O processors were idle for all of 2016 and remained idle during the three months ended March 31, 2017. The Company’s data storage and recovery business was idle during the three months ended March 31, 2017.

For financial reporting purposes, we operate in two business segments, (i) our P2O® solution business, which manufactures and sells the fuel produced through our two operating P2O processors and (ii) data storage and recovery (the “Data Business”). As of this filing date of the report, our two operating processors were idle and not producing fuel products. Previously, we operated a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc. As of March 31, 2017, we had exited all of these businesses and their results in all periods presented are classified as discontinued operations (see Note 12).

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

The following table highlights since inception the proceeds from financings, research and development expenditures, investment in property, plant and equipment and fuel produced:

	FY 2009- 2013	FY 2014	FY 2015	FY 2016	FY 2017	Total
Cash raised	$31,088,110	$1,705,095	$25,000	$600,000	$-	$33,418,205
R&D cost	$2,452,560	$20,999	$1,653	$-	$-	$2,475,212
Investment in property, plant & Equipment	$4,792,433	$13,775	$-	$-	$-	$4,806,208
Fuel produced in gallons	655,037	12,959	-	-	-	667,996

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

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report. These processors were idle for all of 2016 and remained idle for the three months ended March 31, 2017. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. We have years of significant operating data and have solved numerous challenges that have blocked competitor success. Since inception we have produced a total of 667,996 gallons of fuel.

Listing on the OTCQB

At May 15, 2017, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On May 12, 2017, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.04.

Sources of Revenues and Expenses

Results of Operations – Three months ended March 31, 2017 compared to Three months Ended March 31, 2016.

Revenue

As we shifted our business strategy to selling fuel processors, we did not derive any revenue from processor sales in 2016 or during the three months ended March 31, 2017. We did not derive any revenue from our Data Business for the three months ended March 31, 2017.

We had no fuel production or processor sales in the three months ended March 31, 2017. Consequently, there was neither fuel shipment nor fuel revenue. This was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers and we have been unable to obtain the financing necessary to make these repairs. These processors were idle for all of 2014, 2015, and 2016 and remain idle through the date of this filing. Management estimates the processors will remain idle until the Company can raise additional capital. Fuel revenues are based on either a set pricing structure with our customers or the prevailing market rate for the specific type of fuel being sold. Our fuels are usually sold under both long term sale contracts with specified pricing or through the issuance of purchase orders by our customers. Generally, we are able to obtain a higher price per gallon for our Fuel Oil No. 2 as compared to Fuel Oil No. 6, and a significantly lower pricing for our Naphtha.

As indicated earlier, we did not produce any fuel in 2017 and 2016 and we had no revenue from our Data Business segment for the three months ended March 31, 2017 and 2016. The Company’s operating expenses consisted of the following:

Operating Expenses

	Three Months Ended March 31,
	2017	2016
Selling, General and Administrative expenses
Professional Fees	$56,056	$45,368
Compensation	184,903	138,756
Other	73,651	89,227
Depreciation & Accretion	105,001	219,634
Total Operating Expenses	$419,611	$492,985

We incurred operating expenses of $419,611 during the three months ended March 31, 2017, compared to $492,985 for the three months ended March 31, 2016. This $73,374 decrease was driven by an increase of $9,127 in legal fees, an increase of $30,600 in non-cash compensation cost, a $15,576 reduction of operational expenses, and $115,754 decrease in depreciation expense related to 2016 impaired property, plant and equipment.

Non-Operating Expenses

Interest Expenses

For the three months ended March 31, 2017, we incurred net interest expense of $227,899 as compared to $176,590 for the three months ended March 31, 2016 mostly on the related party secured promissory and short term notes.

Income Tax Expenses

For the three months ended March 31, 2017, and 2016, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

We incurred a net loss of $403,306 for the three months ended March 31, 2017 as compared to a net loss of $669,550 for the three months ended March 31, 2016. These losses were driven by an increase of $9,127 in legal fees, an increase of $30,600 in non-cash compensation cost, a $15,576 reduction of operational expenses, $115,754 decrease in depreciation expense related to 2016 impaired property, plant and equipment,$13,158 of impairment, $ 51,309 increase in interest expenses, and offset by a gain of $255,676 from sale of the Thorold Ontario property.

Liquidity and Capital Resources

We do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors. We intend to source additional capital through the sale of our equity and debt securities and other financing methods. We plan to use the cash proceeds from any financing to complete the repairs on Processors #3 to resume production of fuels for pilot runs and customer demonstrations. At March 31, 2017, we had a cash balance of $151,257. Our principal sources of liquidity in 2017 and 2016 were the proceeds from the sales of the property located at 1783 Allanport Road, Thorold, Ontario Canada and related party short-term loans from our chief executive officer and issuance of secured promissory notes, respectively.

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

Cash Flow from Operating Activities
	Three Months Ended March 31,
	2017	2016
Net Loss	$(403,306)	$(669,550)
Net Cash Used in Operating Activities	(266,247)	(302,683)
Cash Flows from Investing Activities
Net Cash (Used) Provided in Investing Activities	(25)	-
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	146,631	291,041
Cash and Cash Equivalents at Beginning of Year	270,898	18,488
Cash and Cash Equivalents at End of Year	$151,257	$6,846

Cash Flow from Operations

Cash used in operations was $266,247 and $302,683 for the three months ended March 31, 2017 and 2016, respectively. In 2017 and 2016 cash was mainly used to continue funding the minimum operating costs. The decrease in cash used was due to tighter spending controls.

Cash Flow from Investing Activities

Cash flow from investing activities was $25, and $0, for the three months ended March 31, 2017 and 2016, respectively and was attributed to an increase in restricted cash.

Cash Flow from Financing Activities

Cash flow from financing activities was $146,631, and $291,041, for the three months March 31, 2017 and 2016, respectively. For 2017 and 2016, these amounts were mainly driven by the proceeds sale of property in Ontario, Canada and amounts received from short-term notes from related parties, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods ended March 31, 2017 and 2016.

Transactions with Related Parties

From June 2014 to March 31, 2017, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of March 31, 2017 and December 31, 2016, the aggregate outstanding balance including accrued interest at 4% per annum was 1,726,884 and $1,695,926, respectively. (See Note 4).

From January 2016 to March 31, 2017, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. At March 31, 2017, the aggregate outstanding balance including accrued interest at 12% per annum was $596,502. (See Note 4).

At March 31, 2017, the Company’s accounts payable and accrued expenses included a $132,218 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued RRON Operation. In addition, in 2016, $12,500 was paid for feedstock analysis to a business in which Mr. Richard Heddle holds a material financial interest.

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

During the period ended March 31, 2017 and 2016, the Company recorded impairment losses on property, plant and equipment of $13,158 and $0, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

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

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gains and losses are included in the consolidated statements of operations. Resulting differences are reflected in accum6ulated other comprehensive income in the accompanying consolidated balance sheets. Foreign exchange loss of $1 and gain of $51 for monetary items are included as general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of March 31, 2017 and December 31, 2016 was $2,344,133 and $2,490,783, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2017 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company currently has just two directors, one of whom is member of executive management and not independent. The Company does not maintain separately designated audit, compensation and nominating and corporate governance committees of the Board.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has reported to the Board of Directors material weaknesses described under the heading Management’s Report on Internal Control over Financial Reporting” in Section 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 5. Other Information

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings affecting the Company, see the information in Footnote 6, “Commitments and Contingencies”, to the financial statements, included in Part I of this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

PLASTIC2OIL, INC.

Date: May 15, 2017	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President, Chief Executive Officer	May 15, 2017
Richard Heddle	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Philip J Bradley	Director	May 15, 2017
Philip J. Bradley

/s/ Rahoul S. Banerjea	Chief Financial Officer	May 15, 2017
Rahoul S. Banerjea	(Principal Financial Officer and Principal Accounting Officer)

Item 6. Exhibits

(a) Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

