Form 10-Q
period 2017-06-30
Plastic2Oil, Inc.
filed 2017-08-10
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 11, 2017, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2017	As of December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$488,452	$270,898
Restricted cash (Note 2 )	100,473	100,423
Accounts receivable, net of allowance of $22,994 and $22,994, respectively.	-	21,950
Prepaid expenses and other current assets	66,061	14,907
TOTAL CURRENT ASSETS	654,986	408,178

PROPERTY, PLANT AND EQUIPMENT, NET:
Property, plant and equipment, net (Note 3)	1,615,744	1,552,613
Property, plant and equipment, net - held for sale	-	287,124
TOTAL PROPERTY, PLANT AND EQUIPMENT	1,615,744	1,839,737
Deposits (Note 2)	10,483	27,662

TOTAL ASSETS	$2,281,213	$2,275,577

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,981,735	$2,036,469
Accrued expenses	2,432,675	2,310,679
Demand promissory note – related party, current portion (Note 4)	2,402,451	2,263,328
Mortgages payable and capital leases (Note 5)	20,950	227,455
TOTAL CURRENT LIABILITIES	6,837,811	6,837,931

LONG-TERM LIABILITIES:
Asset retirement obligations (Note 2)	64,960	64,000
Secured promissory notes – related party (Note 4)	5,715,227	5,290,631
Secured promissory notes (Note 4)	633,999	595,053
TOTAL LONG-TERM LIABILITIES	6,414,186	5,949,684

TOTAL LIABILITIES	13,251,997	12,787,615

Commitments and contingencies (Note 6)

STOCKHOLDERS’ DEFICIT:
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 shares issued and outstanding	124,756	124,756
Additional paid in capital	67,155,156	67,113,822
Accumulated other comprehensive income	45,797	193,516
Accumulated deficit	(78,296,493)	(77,944,132)
TOTAL STOCKHOLDERS’ DEFICIT	(10,970,784)	(10,512,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,281,213	$2,275,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

OPERATING EXPENSES
Selling general and administrative expenses
Professional Fees	$231,841	$21,676	$287,897	$67,044
Compensation	143,330	131,252	328,233	270,008
Other	31,271	55,958	104,922	145,185
Depreciation of property, plant and equipment and accretion of long-term liability	96,587	216,664	201,588	436,298
TOTAL OPERATING EXPENSES	503,029	425,550	922,640	918,535

LOSS FROM OPERATIONS	(503,029)	(425,550)	(922,640)	(918,535)

OTHER (INCOME) EXPENSES
Impairment loss - property, plant and equipment	-	-	13,158	-
Gain on disposal of property, plant and equipment	-	-	(255,676)	-
Interest expense, net	225,545	187,601	453,444	364,191
Other (income) expense, net	(779,519)	59	(781,205)	34
TOTAL OTHER (INCOME) EXPENSES	(553,974)	187,660	(570,279)	364,225

INCOME (LOSS) BEFORE INCOME TAXES	755,667	(613,210)	352,361	(1,282,760)

Provision for Income taxes	-	-	-	-

Net income (loss) from continuing operations	755,667	(613,210)	352,361	(1,282,760)
Net (loss) from discontinued operations (Note 12)	-	-	-	-

NET INCOME (LOSS)	$755,667	$(613,210)	$352,361	$(1,282,760)

Income (Loss) per share
Basic and diluted - from continuing operations	$0.01	$(0.00)	$0.00	$(0.01)
Basic and diluted - from discontinued operations	**	**	**	**
Total basic and diluted income (loss) per share	$0.01	$(0.00)	$0.00	$(0.01)

Weighted average number of shares outstanding

Basic and diluted (Note 2)	124,756,158	124,756,158	124,756,158	124,756,158

** Less than $.01

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

NET INCOME (LOSS)	$755,667	$(613,210)	$352,361	$(1,282,760)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
Foreign currency items	108,459	255	147,719	124,030
COMPREHENSIVE INCOME (LOSS)	$864,126	$(612,955)	$500,080	$(1,158,730)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) from continuing operations	$352,361	$(1,282,760)
Net Income (loss) from discontinued operations	-	-
NET INCOME (LOSS)	352,361	(1,282,760)
Reconciliation of net income (loss) to net cash (used in) provided by operations:
Depreciation of property plant and equipment	101,921	339,430
Accretion of long-term liability	99,667	96,868
Impairment loss - property, plant and equipment	13,158	-
Accrued interest expense	437,937	345,110
Stock options issued for services	41,334	-
Gain on sale of property, plant and equipment	(255,676)	-
Working capital changes:
Accounts receivable	21,950	3,345
Prepaid expenses and other current assets	(33,975)	(47,723)
Accounts payable	(64,260)	3,128
Accrued expenses	121,996	86,228
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	131,691	(456,374)

CASH FLOW FROM INVESTMENT ACTIVITIES:
Increase in restricted cash	(50)	(25)
NET CASH USED IN INVESTING ACTIVITIES	(50)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of property, plant and equipment	365,070	-
Proceeds from short-term loans – related party	-	472,237
Repayment of mortgages and capital leases	(279,157)	(31,032)
NET CASH PROVIDED BY FINANCING ACTIVITIES	85,913	441,205

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	217,554	(15,194)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	270,898	18,488

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$488,452	$3,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,180	$9,034

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

Plastic2Oil, Inc. (the “Company” or “P2O”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006. 310 had no significant activity from inception through 2009. On April 24, 2009, the Company’s founder, former CEO and Chief of Technology, John Bordynuik, purchased 63% of the issued and outstanding shares of 310. During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, transforming waste plastics to oil and other fuel products. During 2014, the Company changed its name to Plastic2Oil, Inc. (“P2O”). P2O is a combination of proprietary technologies and processes developed by P2O, which convert waste plastics into fuel. P2O currently, as of the date of this filing, has two processors at its Niagara Falls, NY facility (the “Niagara Falls Facility”). Both processors are currently idle since December 2013. Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. We plan to grow mainly from sale of processors.

Currently, we do not have sufficient cash to operate our business, which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors.

Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced net income and net losses from continuing operations of $352,361, and $1,282,760, respectively, for the six months ended June 30, 2017, and 2016, respectively. At June 30, 2017, the Company had a working capital deficit of $6,182,825, and an accumulated deficit of $78,296,493. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings and loans from related parties. For the years ended December 31, 2016 and 2015, the Company’s auditors included a going concern opinion in its report on the Company’s audited financial statements for such periods.

The Company will continue to require substantial funds to continue the expansion of its P2O business to achieve commercial productions, and to resume sales and marketing efforts. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments.

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet regulatory requirements, and achieve commercial production goals, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

Interim Disclosure

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments which is considered necessary for a fair presentation of the results for the periods presented. These condensed consolidated financial statements are presented in considerably less detail than complete financial statements that are intended to present financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. For this reason, they should be read in conjunction with the entity’s most recent complete financial statements included in its annual report for the year ended December 31, 2016 on Form 10-K filed with the SEC on April 7, 2017 that include all the disclosures required by generally accepted accounting principles.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include amounts for impairment of long-lived assets, share based compensation, asset retirement obligations, accrued liabilities, accounts receivable exposures and valuation of options and warrants.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

At June 30, 2017 and December 31, 2016, the Company had $100,473 and $100,423, respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts as of June 30, 2017 and December 31, 2016 was $22,994.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets, and capital leased assets are given useful lives coinciding with the asset classification they are classified as follows:

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

During the six months ended June 30, 2017 and 2016, the Company recorded impairment losses on property, plant and equipment of $13,158 and $0, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amounts of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized in the condensed consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of June 30, 2017 and December 31, 2016, the carrying value of the asset retirement obligations was $64,960 and $64,000, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor, testing, and sampling of the site upon closure.

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

Deposits

Deposits represent utility services deposit and payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. Deposits were $10,483 and $27,662 as of June 30, 2017 and December 31, 2016, respectively.

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

P2O processor sales are recognized when the customer take possession of the processors since Title to the Goods and the risk of loss transfer from P2O to Customer upon delivery. P2O fuel sales are recognized when the customers take possession of the fuel since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession they have arranged for transportation to pick it up and the sales price has either been set in their purchase contract or negotiated prior to the time of pick up through the issuance of a purchase order. The Company negotiates the pricing of the fuel based on the quality of the product and the type of fuel being sold (i.e. Naphtha, Fuel Oil No. 6 or Fuel Oil No. 2).

Data storage and recovery sales are recognized when the product has been shipped or the services have been rendered to the customer.

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gain and losses of $57,307 and gain of $99, respectively, are included as general and administrative expenses in the condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016, respectively. The 2017 foreign exchange gain results from the payoff of the 1783 Allenport property mortgage.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at June 30, 2017 and December 31, 2016. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country. The years ended December 31, 2010 through December 31, 2016 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the six months ended June 30, 2017, potential dilutive common stock equivalents consisted 5,850,000 shares underlying common stock warrants and 6,580,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect was anti-dilutive. For the six months ended June 30, 2016, potential dilutive common stock equivalents 14,350,000 shares underlying common stock warrants, and 1,540,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect was anti-dilutive.

Segment Reporting

The Company operates in two reportable segments. ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our operating segments include plastic to oil conversion (Plastic2Oil), which includes processor sales as well as fuel sales, and Data Recovery and Migration, our magnetic tape reading segment. Our Chief Operating Decision Maker is the Company’s Chief Executive Officer.

Concentrations and Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of operating demand deposit accounts and accounts receivable. The Company’s policy is to place our operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC, however, account balances may at times exceed insured limits. The Company extends limited credit to its customers based upon their creditworthiness and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information. The Company also routinely assesses the collectability of the short-term note receivable and determines its exposure for non-performance based on the specific holder and other pertinent information.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, leases, promissory notes, long-term debt, and mortgage payable approximate fair value because of the short-term nature of these items.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consist of the following at:

As of June 30, 2017	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(36,332)	$181,722
Machinery and office equipment	1,626,379	(1,329,821)	296,558
Furniture and fixtures	16,368	(16,368)	-
Land	243,859	-	243,859
Asset retirement obligation	58,363	(8,450)	49,913
Office and industrial buildings	1,084,899	(246,913)	837,986
Equipment under capital lease	53,257	(47,551)	5,706
Total	$3,301,179	$(1,685,435)	$1,615,744

As of December 31, 2016	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(32,029)	$186,025
Machinery and office equipment	1,738,414	(1,539,203)	199,211
Furniture and fixtures	16,368	(16,368)	-
Land	273,118	-	273,118
Asset retirement obligation	58,363	(7,101)	51,262
Office and industrial buildings	1,433,523	(312,912)	1,120,611
Equipment under capital lease	53,257	(43,747)	9,510
Total	$3,791,097	$(1,951,360)	$1,839,737

For the six months ended June 30, 2017 and 2016, the Company recognized $102,401 and $339,430, respectively of depreciation expense. At June 30, 2017 and December 31, 2016, machinery and equipment with a cost of $53,257 and accumulated amortization of $47,551 and $43,747 respectively, were under capital lease. During the six months ended June 30, 2017 and December 31, 2016, the Company recognized $3,804, and $7,608, respectively, of depreciation expense related to these assets under capital lease.

On March 31, 2017, the Company sold its land and building located at 1783 Allanport Road, Thorold, Ontario, for a gain of approximately $254,000. The proceeds were used towards repayment of the outstanding mortgage, real estate taxes and closing costs. The Company reviews for impairment of long-lived assets on an asset by asset basis, which resulted in an impairment booking of $13,158 for the six months ending June 30, 2017.

NOTE 4 - SECURED PROMISSORY NOTES

SECURED PROMISSORY NOTES -RELATED PARTY

Related Party notes payable consists of the following at periods ended:

	As of June 30, 2017	As of December 31, 2016
Secured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum.	$1,832,576	$1,695,926

Secured Demand Promissory Note (provided by a related party) bearing interest of 12% per annum.	569,875	567,402

Secured Promissory Notes (provided by a related party -$1,000,000 in November 19, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,329,543	1,248,894

Secured Promissory Notes (provided by a related party - $1,000,000 in August 29, 2013 and $2,000,000 in September 31, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54 per share and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	4,385,684	4,041,737
Total	8,117,678	7,553,959
Less: current portion	2,402,451	2,263,328
Secured promissory notes – related party	$5,715,227	$5,290,631

Continuity of Secured Promissory Notes – Related Party	As of June 30, 2017	As of December 31, 2016
Face value of November 19, 2014 secured note payable	$1,000,000	$1,000,000
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Total face value of promissory notes payable	4,000,000	4,000,000
Discount on November 19, 2014 secured notes payable (1,000,000 warrants)	(58,082)	(58,082)
Discount on August 29, 2013 secured note payable (1,000,000 warrants)	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable (2,000,000 warrants)	(600,400)	(600,400)
Accretion of discount on secured notes payable ($4,000,000 secured note payable)	721,612	624,744
Interest on secured notes payable ($4,000,000 secured note payable)	1,962,297	1,634,570
Carrying value of Secured Promissory Notes	$5,715,227	$5,290,631

The following annual payments of principal and interest are required over the next five years in respect to these related party secured notes payables:

Years Ending December 31,	Annual Payments
2017	$2,402,451
2018	4,385,684
2019	1,329,543
2020	-
2021	-
Total	$8,117,678

SECURED PROMISSORY NOTES

Secured notes payable consists of the following at periods ended:

	As of June 30, 2017	As of December 31, 2016

Secured Promissory Note -$100,000 in August 10, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	109,078	102,838

Secured Promissory Note -$100,000 in August 24, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	108,582	102,368

Secured Promissory Note -$400,000 in October 18, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to four hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	416,339	389,847
Total	633,999	595,053
Less: current portion	-	-
Secured promissory notes	$633,999	$595,053

Continuity of Secured Promissory Notes	As of June 30, 2017	As of December 31, 2016
Face value of August 10, 2016 secured note payable	$100,000	$100,000
Face value of August 25, 2016 secured note payable	100,000	100,000
Face value of October 18, 2016 secured note payable	400,000	400,000
Total face value of promissory notes payable	600,000	600,000
Discount on August 10, 2016 secured notes payable ( 100,000 warrants)	(2,000)	(2,000)
Discount on August 24, 2016 secured notes payable ( 100,000 warrants)	(2,000)	(2,000)
Discount on October 18, 2016 secured notes payable ( 400,000 warrants)	(20,000)	(20,000)
Accretion of discount on secured notes payable ($600,000 secured note payable)	3,333	533
Interest on secured notes payable($600,000 secured note payable)	54,666	18,520
Carrying value of Secured Promissory Notes	$633,999	$595,053

The following annual payments of principal and interest are required over the next five years in respect to these secured notes payable:

Years Ending December 31,	Annual Payments
2017	$-
2018	-
2019	-
2020	-
2021	633,999
Total	$633,999

NOTE 5 - MORTGAGES PAYABLE AND CAPITAL LEASES

The Mortgages Payable and Capital Leases consist of the following at periods ending:

	As of June 30, 2017		As of December 31, 2016
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matured on June 15, 2015. Principal and interest were due, in their entirety, at maturity. In consideration for 10,000 shares, the maturity was extended from June 15, 2015 to December 15, 2015 and subsequently to June 15, 2016 by the Mortgage holder. The mortgage was repaid on March 31, 2017.	$-		$206,910	(1)

Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matured on May 10, 2016, Principal and interest were due, in their entirety, at maturity. The maturity was extended to May 10, 2016 by the Lessor. The capital lease is in default.	20,950	(2)	20,546	(2)

Total	20,950		227,455
Less: current portion	20,950		227,455
Mortgages payable and capital leases	$-		$-

(1)	Based on $280,000 Canadian dollars converted to U.S. Dollars using the conversion rate on December 31, 2016.

(2)	Includes accrued interest.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments

On April 17, 2017, the Company received cash in the amount of $524,010, net of legal expenses from the settlement of the Glenny and Maskell litigation. The Company filed the lawsuit on May 25, 2012 at the Ontario Superior Court of Justice, seeking damages consisting of the costs of defense and any damages that may be awarded against the Company, our former CEO John Bordynuik, and former CFO Ron Baldwin in the Class Action and in the SEC Action. The Ontario Superior Court of Justice issued the dismissal order dated May 9, 2017. The case was settled in the U.S. with ACE (Insurance carrier) in or about May 2013, pursuant to what is known as a “Mary Carter” (confidential) settlement.

As of June 30, 2017, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of its operations. At December 31, 2016, we recorded impairment loss $1,448,464 on the deposits in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company will be required to pay approximately $540,000 upon the delivery of these assets which is expected occur with the delivery of processor #4 and processor #5.

The Company leased premises in Thorold, Ontario, Canada which was previously used in the operation Plastic2Oil (Canada), Inc. doing business as Regional Recycling of Niagara (“RRON”). During the third quarter of 2013, the Company determined that it would shut down the operations of RRON. The employees of RRON were given notice of the shut down in the first week of September 2013, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September 2013, the Company was assessing its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and officially decided to cease use of the premises as of September 30, 2013. Accordingly, the Company has applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. The property was vacated on November 10, 2015. On January 15, 2016, the Company entered into a Surrender of Lease agreement which terminated its lease, dated December 1, 2010, between Avondale Store Limited Properties and JBI, (Canada) Inc. relating to the Company’s premises located at 1786 Allanport Road, Thorold, Canada. The effective date of the termination was October 31, 2015. The premises was the site of the Company’s Regional Recycling Center, which was part of a business line that was discontinued by the Company in 2013. The Company anticipates the termination will save approximately $1,161,360 in lease payments over the original life of the lease which had a term ending on December 1, 2030. The Company settled all unpaid rent on July 26, 2017, covering the period from May 2016 to October 2016.

Contingencies

As of June 30, 2017, the Company is involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the unaudited condensed consolidated financial statements of the Company.

NOTE 7 – WARRANTS

Warrants

The following table summarizes the activities for the period.

		Weighted	Weighted
	Warrants	Average	Average
	Number	Exercise Price	Remaining Term
OUTSTANDING, December 31, 2016	14,950,000	$0.18	0.9
Expired	(9,100,000)	(0.08)
OUTSTANDING, June 30, 2017	5,850,000	$0.34	1.5

There were no warrants issued during the six months ended June 30, 2017 and 2016, respectively.

NOTE 8 – STOCK OPTIONS

2012 Plan

There were no options granted during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, 4,330,000 options were outstanding of which 2,330,000 are fully vested.

A summary of stock option activity for the six months ended June 30, 2017 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Stock Options	Exercise Price	Intrinsic Value (1)
Balance as of December 31, 2016	4,390,000	$1.12	$-
Expired	(60,000)	0.38	-
Balance as of June 30, 2017	4,330,000	$0.42	$-
Exercisable as of June 30, 2017	2,330,000	$0.73	$-

Equity awards available for grant, net of restricted stock (811,576) at June 30, 2017	4,858,424

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.

As of June 30, 2017 the Company expects to recognize $48,000 of, compensation expense through March 31,2019 related to the vesting of stock options.

2016 Incentive Plan

There were no options granted during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, 2,250,000 options were outstanding and are fully vested.

A summary of stock option activity for the six months ended June 30, 2017 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Stock Options	Exercise Price	Intrinsic Value (1)
Balance as of December 31, 2016	2,250,000	$0.17	$-
Balance as of June 30, 2017	2,250,000	$0.17	$-
Exercisable as of June 30, 2017	2,250,000	$0.17	$

NOTE 9 – RELATED PARTY TRANSACTIONS

From June 2014 to June 30, 2017, Mr. Heddle, the Company’s Chief Executive Officer, or his affiliated companies made several personal loans to the company to provide working capital. As of June 30, 2017, the current aggregate outstanding balance, including accrued interest at 4% per annum, due and owing to Mr. Heddle was $1,832,576. (See Note 4).

On February 11, 2016, the Company issued a promissory note in favor of Richard Heddle, the Company’s President, Chief Executive Officer and Chairman of the Company’s board of directors, to memorialize various advances which were made by Mr. Heddle to the Company from February 11, 2016 until June 30, 2017. As of June 30, 2017, the current aggregate outstanding balance including accrued interest at 12% per annum was $569,875. (See Note 4).The promissory note bears interest at the rate of 12% per annum. All principal and interest on the promissory note is due and payable in full by the Company on demand. The repayment of promissory note will be secured by assets of the Company. The proceeds of these advances are being used for working capital purposes.

At June 30, 2017 and December 31, 2016, the company’s accounts payable and accrued expenses included $132,218 and $132,218, respectively, outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued (RRON) Operation. In addition, in 2016, $12,500 was paid for feedstock analysis to a business in which Mr. Richard Heddle holds a material financial interest.

NOTE 10 – SEGMENT REPORTING

For the six months ended June 30, 2017 and 2016, the Company had no revenue. The company’s processors were idle for all of 2016 and remained idle during the six months ended June 30, 2017.

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

P2O assets include the Company headquarters and various machinery and equipment used at the Niagara Falls Facility. At June 30, 2017, total long-lived assets of $1,410,303 and $2015,441 were located in the United States and Canada, respectively. As of December 31, 2016, total long-lived assets of $1,832,078 and $344,671, were located in the United States and Canada, respectively. At June 30, 2017 and December 31, 2016, the mortgage payable of $0 and $206,910, respectively, and the equipment capital lease of $20,950 and $20,546, respectively, both disclosed in Note 5, relate to assets held in Canada.

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

NOTE 12 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Regional Recycling of Niagara

On January 15, 2016, the Company entered into a Surrender of Lease agreement, which terminated its lease, dated December 1, 2010, between Avondale Store Limited Properties and JBI, (Canada) Inc. relating to the Company’s premises located at 1786 Allanport Road, Thorold, Canada. The effective date of the termination was October 31, 2015. The premise was the site of the Company’s Regional Recycling Center, which was part of a business line that was discontinued by the Company in 2013. The Company anticipates the termination will save approximately $1,161,360 in lease payments over the original life of the lease, which had a term ending on December 1, 2030. The Company settled all unpaid rent on July 26, 2017 covering the period from May 2016 to October 2016.

NOTE 13 – SUBSEQUENT EVENTS

As previously reported, Plastic2Oil, Inc. (the "Company") is party to a Memorandum of Understanding (the "MOU") with a Southern U.S. company regarding potential licensing of the Company's technology and a potential sale of the Company's plastic-to-oil processors. On July 24, 2017, the MOU expired and was not renewed by the parties due to difficulty in obtaining zoning approvals at the designated site. However, the parties continue to pursue joint opportunities for the sale of processors to third parties and on July 28, 2017, they entered into a new Memorandum of Understanding (the “MOU2”) regarding potential licensing of the Company’s technology and a potential sale of the Company’s plastic-to-oil processors at a different site. Unless a definitive agreement is signed on or prior to December 27, 2017, the MOU2 will expire. There can be no assurance that a definitive agreement will be executed prior to expiration of the MOU2.

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

Business Overview

For the six months ended June 30, 2017 and 2016, the Company has no revenue. The Company’s P2O processors were idle for all of 2016 and remained idle during the six months ended June 30, 2017. The Company’s data storage and recovery business was idle during the six months ended June 30, 2017.

On April 17, 2017, the Company recorded $779,287 to Other Income from the settlement of the Glenny and Maskell lawsuit. Net cash received was $524,010, net of legal expenses (see Note 6).

For financial reporting purposes, we operate in two business segments, (i) our P2O® solution business, which manufactures and sells the fuel produced through our two operating P2O processors and (ii) data storage and recovery (the “Data Business”). As of this filing date of the report, our two operating processors were idle and not producing fuel products. Previously, we operated a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc. As of June 30, 2017, we had exited all of these businesses and their results in all periods presented are classified as discontinued operations (see Note 12).

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

Plastic2Oil Business

Our P2O business has elements of both a recycling business and a fuel refiner/ production business, which makes it difficult to identify and make direct comparisons to competitors. Both the recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to achieve and maintain a competitive position with respect to technological advances in both of these sectors. We believe that our business currently faces competition in the plastics-to-energy market, including competition from PK Clean, Vadxx Energy, Green Envirotec Holdings LLC, and RES polyflow, each of which has developed alternative methods for obtaining and generating fuel from plastics. See “Risk Factors—Risks Related to Our Business.” Because P2O solution products include a variety of fuels, we also face competition from the broader petroleum industry.

We continue our business strategy with the goal of becoming a leading North American company that transforms waste plastic into ultra- clean, ultra-low sulphur fuel.

When in operation, we provide environmentally friendly solutions through our processors and technologies. Our primary offering is our Plastic2Oil®, or P2O®, solution, which is our proprietary process that converts waste plastic into fuel through a series of chemical reactions (our “P2O business”). We collect mainly mixed plastics from commercial and industrial enterprises that generate large amounts of waste plastic for use in our process.

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

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report. These processors were idle for all of 2016 and remained idle for the six months ended June 30, 2017. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas, and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. Since inception, we have produced a total of 667,996 gallons of fuel.

Listing on the OTCQB

At August 10, 2017, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On August 9, 2017, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.01.

Sources of Revenues and Expenses

Results of Operations – Three and Six months ended June 30, 2017 compared to Three and Six months Ended June 30, 2016.

Revenue

On April 17, 2017, we settled the Glenny and Maskell litigation. This resulted in proceeds to us of $779,287, which is reflected in Other Income for the six months ended June 30, 2017.

As we shifted our business strategy to selling fuel processors, we did not derive any revenue from processor sales in 2016 or during the six months ended June 30, 2017. We did not derive any revenue from our Data Business for the six months ended June 30, 2017.

We had no fuel production or processor sales in the six months ended June 30, 2017. Consequently, there was neither fuel shipment nor fuel revenue. This was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers and we have been unable to obtain the financing necessary to make these repairs. These processors were idle for all of 2014, 2015, and 2016 and remain idle through the date of this filing. Management estimates the processors will remain idle until the Company can raise additional capital.

As indicated earlier, we did not produce any fuel in 2017 and 2016 and we had no revenue from our Data Business segment for the six months ended June 30, 2017 and 2016. The Company’s operating expenses consisted of the following:

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling, General and Administrative expenses
Professional Fees	$231,841	$21,676	$287,897	$67,044
Compensation	143,330	131,252	328,233	270,008
Other	31,271	55,958	104,922	145,185
Depreciation & Accretion	96,587	216,664	201,588	436,298
Total Operating Expenses	$503,029	$425,550	$922,640	$918,535

We incurred operating expenses of $503,029 and $922,640, respectively, during the three months and six months ended June 30, 2017, respectively, compared to $425,550 and $918,535 respectively, for the three and six months ended June 30, 2016, respectively. This $77,479 and $ 41,050 increase in operating expenses for the three and six months June 30, 2017 was mainly driven by:

1.	An increase of $226, 428 in legal fees related to the sale of the 1783 Allenport property and the settlement of the Glenny and Maskell litigation. The Glenny and Maskell settlement is reflected in the Other Income (expense) in the financial statements.

2.	An increase of $41,334 in non-cash compensation cost, related to the option grants from 2016.

3.	Decrease of $24,687 (three months) and $40,263 (six months) in operational expenses from action taken in 2015 through 2017; and

4.	Decrease of $120,077 (three months) and $234,710 in depreciation expense related to 2016 impaired property, plant and equipment.

Non-Operating Expenses

Interest Expenses

For the three and six months ended June 30, 2017, we incurred net interest expense of $225,545 and 453,444, respectively, as compared to $187,601 and $364,191, respectively, for the three and six months ended June 30, 2016 mostly on the related party secured promissory and short term notes.

Income Tax Expenses

For the six months ended June 30, 2017, and 2016, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

We incurred net income of $755,667 and $352,361, respectively, for the three and six months ended June 30, 2017 as compared to a net loss of $613,210 and 1,282,760, respectively, for the three and six months ended June 30, 2016. The Glenny and Maskell settlement is reflected in the Other Income (expense) in the financial statements. The $77,479 and $ 41,050 increase in operating expenses for the three and six months June 30, 2017, respectively, was mainly driven by:

1.	an increase of $226, 428 in legal fees related to the sale of the 1783 Allenport property and the settlement of the Glenny and Maskell litigation

2.	An increase of $41,334 in non-cash compensation cost, related to the option grants from 2016.

3.	Decrease of $24,687 (three months) and $40,263 (six months) in operational expenses from action taken in 2015 through 2017; and

4.	Decrease of $120,077 (three months) and $234,710 in depreciation expense related to 2016 impaired property, plant and equipment.

Liquidity and Capital Resources

We do not have sufficient cash to operate our business, which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors. We intend to source additional capital through the sale of our equity and debt securities and other financing methods. We plan to use the cash proceeds from any financing to complete the repairs on Processors #3 to resume production of fuels for pilot runs and customer demonstrations. At June 30, 2017, we had a cash balance of $488,452. Our principal sources of liquidity in 2017 were the proceeds from the sale of the property located at 1783 Allanport Road, Thorold, Ontario Canada and proceeds from the settlement of the Glenny and Maskell (Canadian Insurance Broker) lawsuit. Our principal sources of liquidity in 2016 were the proceeds from related party short-term secured loans from our chief executive officer.

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

Cash Flow from Operating Activities

	Six Months Ended June 30,
	2017	2016
Net Income (Loss) from Continuing Operations	$352,361	$(1,282,760)
Net Income (Loss) from Discontinued Operations	-	-
Net Income (Loss)	352,361	(1,282,760)
Net Cash Provided by (Used in) Operating Activities	131,691	(456,374)
Cash Flows from Investing Activities
Net Cash (Used) in Investing Activities	(50)	(25)
Cash Flows from Financing Activities
Net Cash Provided by Financing Activities	85,913	441,205
Cash and Cash Equivalents at Beginning of period	270,898	18,488
Cash and Cash Equivalents at End of period	$488,452	$3,294

Cash Flow from Operations

Cash provided by (used in) operations was $131,691 and $456,374, respectively for the six months ended June 30, 2017 and 2016, respectively. In 2017 and 2016, cash was mainly used to continue funding the minimum operating costs. In 2017, the Glenny and Maskell settlement included cash in the amount of $524,010, net of legal expenses (see Note 6).

Cash Flow from Investing Activities

Cash flow used in investing activities was $50 and $25 for the six months ended June 30, 2017 and 2016, respectively, and was attributed to an increase in restricted cash.

Cash Flow from Financing Activities

Cash flow from financing activities was $85,913, and $441,205, for the six months ended June 30, 2017 and 2016, respectively. For 2017 and 2016, these amounts were mainly driven by the proceeds sale of property in Ontario, Canada, Glenny Maskell settlement and amounts received from short-term notes from related parties.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods ended June 30, 2017 and 2016.

Transactions with Related Parties

From June 2014 to June 30, 2017, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. As of June 301, 2017 and December 31, 2016, the aggregate outstanding balance, including accrued interest at 4% per annum, was 1,832,576 and $1,695,926, respectively. (See Note 4).

From January 2016 to June 30, 2017, Mr. Heddle, the Company’s Chief Executive Officer, made several personal loans to the company to provide working capital. At June 30, 2017, the aggregate outstanding balance, including accrued interest at 12% per annum, was $567,402. (See Note 4).

At June 30, 2017, the Company’s accounts payable and accrued expenses included a $122,019 (adjusted for currency fluctuation) outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued RRON Operation. In addition, in 2016, $12,500 was paid for feedstock analysis to a business in which Mr. Richard Heddle holds a material financial interest.

Critical Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2OilI Re One Inc., and JBI Re #1 Inc., Plastic2Oil of NY #1, and Plastic2Oil Marine Inc. The results of Javaco and Pak-It are consolidated and classified as discontinued operations for all periods presented (See Note 12). All of our intercompany transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars.

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

During the six months ended June 30, 2017 and 2016, the Company recorded impairment losses on property, plant and equipment of $13,158 and $0, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

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

P2O processor sales are recognized when the customer take possession of the processors since title to the goods and the risk of loss transfer from P2O to Customer upon delivery. P2O fuel sales are recognized when the customers take possession of the fuel since at that stage the customer has completed all prior testing necessary for their acceptance of the fuel. At the time of possession, they have arranged for transportation to pick it up and the sales price has either been set in contract or negotiated prior to the time of pick up. The Company negotiates the pricing of the fuel based on the quality of the product and the type of fuel being sold (e.g. Naphtha, Fuel Oil No.6 or Fuel Oil No. 2).

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gains and losses are included in the consolidated statements of operations. Resulting differences are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign exchange gain of $57,307 and loss of $99 for monetary items are included as general and administrative expenses in the condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016, respectively. The 2017 foreign exchange gain results from the payoff of the 1783 Allenport property mortgage.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of June 30, 2017 and December 31, 2016 was $2,402,451 and $2,490,783, respectively.

Credit Risk

Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of operating demand deposit accounts and accounts receivable. Our policy is to place our operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC, however, account balances may at times exceed insured limits. We extend limited credit to our customers based upon their creditworthiness and establish an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other pertinent information.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2017 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 5. Other Information

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings affecting the Company, see the information in Footnote 6, “Commitments and Contingencies,” to the financial statements, included in Part I of this Report.

Item 1A. Risk Factors

None.

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

PLASTIC2OIL, INC.

Date: August 10, 2017	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Item 6. Exhibits

(a) Exhibits

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

