Form 10-Q
period 2017-09-30
Plastic2Oil, Inc.
filed 2017-11-13
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2017

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

As of November 13, 2017, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

Some of the forward-looking statements may be considered to be financial outlooks for purposes of applicable securities legislation including, but not limited to, statements concerning capital expenditures. These financial outlooks are presented to allow the Company to benchmark the results of our Company’s Plastic2Oil business. These financial outlooks may not be appropriate for other purposes and readers should not assume they would be achieved.

Our Company does not intend to, and the Company disclaims any obligation to, update any forward-looking statements (including any financial outlooks), whether written or oral, or whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise noted, references in this Report to “P2O”, the “Company,” “we,” “our” or “us” means Plastic2Oil, Inc., a Nevada corporation.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2017	As of December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$348,086	$270,898
Restricted cash (Note 2 )	100,498	100,423
Accounts receivable, net of allowance of $22,994 and $22,994, respectively.	-	21,950
Prepaid expenses and other current assets	41,021	14,907
TOTAL CURRENT ASSETS	489,605	408,178

PROPERTY, PLANT AND EQUIPMENT, NET:
Property, plant and equipment, net (Note3)	1,570,831	1,552,613
Property, plant and equipment, net - held for sale	-	287,124
TOTAL PROPERTY, PLANT AND EQUIPMENT	1,570,831	1,839,737
Deposits (Note 2)	10,000	27,662

TOTAL ASSETS	$2,070,436	$2,275,577

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,911,554	$2,036,469
Accrued expenses	2,537,706	2,310,679
Demand promissory note – related party, current portion (Note 4)	2,528,158	2,263,328
Mortgages payable and capital leases (Note 5)	21,156	227,455
TOTAL CURRENT LIABILITIES	6,998,574	6,837,931

LONG-TERM LIABILITIES:
Asset retirement obligations (Note 2)	65,440	64,000
Secured promissory notes – related party (Note 4)	6,470,405	5,782,846
Secured promissory notes (Note 4)	112,319	102,838
TOTAL LONG-TERM LIABILITIES	6,648,164	5,949,684

TOTAL LIABILITIES	13,646,738	12,787,615

Commitments and contingencies ( Note 6)

STOCKHOLDERS’ DEFICIT:
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 shares issued and outstanding	124,756	124,756
Additional paid in capital	67,165,824	67,113,822
Accumulated other comprehensive income (loss)	(42,294)	193,516
Accumulated deficit	(78,824,588)	(77,944,132)
TOTAL STOCKHOLDERS’ DEFICIT	(11,576,302)	(10,512,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,070,436	$2,275,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

OPERATING EXPENSES
Selling general and administrative expenses
Professional Fees	$20,270	$23,633	$308,167	$90,677
Compensation	153,588	126,094	481,821	396,102
Other	29,184	69,059	134,106	214,244
Depreciation of property, plant and equipment and accretion of long-term liability	95,028	216,579	296,616	652,877
TOTAL OPERATING EXPENSES	298,070	435,365	1,220,710	1,353,900

(LOSS) FROM OPERATIONS	(298,070)	(435,365)	(1,220,710)	(1,353,900)

OTHER (INCOME) EXPENSES
Impairment loss - property, plant and equipment	-	1,020,349	13,158	1,020,349
Gain on disposal of property, plant and equipment	-	-	(255,676)	-
Interest expense, net	229,976	195,853	683,420	560,044
Other (income) expense, net	49	-	(781,156)	34
TOTAL OTHER (INCOME) EXPENSES	230,025	1,216,202	(340,254)	1,580,427

(LOSS) BEFORE INCOME TAXES	(528,095)	(1,651,567)	(880,456)	(2,934,327)

Provision for Income taxes	-	-	-	-

NET (LOSS)	$(528,095)	$(1,651,567)	$(880,456)	$(2,934,327)
Basic and diluted income (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding

Basic and diluted (Note 2)	124,756,158	124,756,158	124,756,158	124,756,158

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

NET ( LOSS)	$(528,095)	$(1,651,567)	$(880,456)	$(2,934,327)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
Foreign currency items	88,091	(19,424)	235,810	104,606
COMPREHENSIVE (LOSS)	$(440,004)	$(1,670,991)	$(644,646)	$(2,829,721)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)	(880,456)	(2,934,327)
Reconciliation of loss to net cash used in operations:
Depreciation of property plant and equipment	147,793	507,508
Accretion of long-term liability	149,302	145,369
Impairment loss - property, plant and equipment	13,158	1,020,349
Accrued interest expense	678,299	527,145
Stock options issued for Services	52,002	-
Issuance of warrants in conjunction with promissory notes		4,000
Gain on sale of property,plant and equipment	(255,676)	-
Working capital changes:
Accounts receivable	21,950	3,345
Prepaid expenses and other current assets	(8,451)	(20,765)
Accounts payable	(137,746)	(6,536)
Accrued expenses	211,175	144,743
NET CASH USED IN OPERATING ACTIVITIES	(8,650)	(609,169)

CASH FLOW FROM INVESTMENT ACTIVITIES:
Increase in restricted cash	(75)	(51)
NET CASH USED IN INVESTING ACTIVITIES	(75)	(51)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of property, plant and equipment	365,070	-
Proceeds from short-term loans – related party	-	525,504
Proceeds from long-term loans		100,000
Proceeds from long-term loans – related party		100,000
Repayment of mortgages and capital leases	(279,157)	(41,032)
NET CASH PROVIDED BY FINANCING ACTIVITIES	85,913	684,472

NET INCREASE IN CASH AND CASH EQUIVALENTS	77,188	75,252

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	270,898	18,488

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$348,086	$93,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$4,180	$26,807

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

Currently, we do not have sufficient cash to operate our business, which has forced us to suspend our operations until we receive a capital infusion or cash advances on the sale of our processors.

Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced net losses from continuing operations of $880,456, and $2,934,327, respectively, for the nine months ended September 30, 2017, and 2016, respectively. At September 30, 2017, the Company had a working capital deficit of $6,508,968, and an accumulated deficit of $78,824,588. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings and loans from related parties. For the years ended December 31, 2016 and 2015, the Company’s auditors included a going concern opinion in its report on the Company’s audited financial statements for such periods.

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

Interim Disclosure

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are considered necessary for a fair presentation of the results for the periods presented. These condensed consolidated financial statements are presented in considerably less detail than complete financial statements that are intended to present financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. For this reason, they should be read in conjunction with the entity’s most recent complete financial statements included in its annual report for the year ended December 31, 2016 on Form 10-K filed with the Securities and Exchange Commission (the SEC) on April 7, 2017 that include all the disclosures required by generally accepted accounting principles.

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

Restricted Cash

At September 30, 2017 and December 31, 2016, the Company had $100,498 and $100,423, respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts as of September 30, 2017 and December 31, 2016 was $22,994.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets, and capital-leased assets are given useful lives coinciding with the asset classification they are classified as follows:

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

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by the Company typically meet the definition of a component of an entity and as such, the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented (see Note 12).

During the nine months ended September 30, 2017 and 2016, the Company recorded impairment losses on property, plant and equipment of $13,158 and $1,020,349, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amounts of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized in the condensed consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of September 30, 2017 and December 31, 2016, the carrying value of the asset retirement obligations was $65,440 and $64,000, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor, testing, and sampling of the site upon closure.

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

Deposits

Deposits represent utility services deposit and payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. Deposits were $10,000 and $27,662 as of September 30, 2017 and December 31, 2016, respectively.

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

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gain of $57,307 and gain of $99, respectively, are included as general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016, respectively. The 2017 foreign exchange gain results from the payoff of the 1783 Allanport property mortgage.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at September 30, 2017 and December 31, 2016. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country. The years ended December 31, 2013 through December 31, 2016 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the nine months ended September 30, 2017, potential dilutive common stock equivalents consisted 5,850,000 shares underlying common stock warrants and 6,580,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect was anti-dilutive. For the nine months ended September 30, 2016, potential dilutive common stock equivalents 14,550,000 shares underlying common stock warrants, and 1,540,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect was anti-dilutive.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under this ASU and subsequently issued amendments, revenues are recognized at the time when goods or services are transferred to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. We believe that the adoption of this standard will impact engagements that contain variable fee arrangements, including those in which we earn a completion fee when and if certain predefined outcomes occur, and certain engagements with fixed-fees that have multiple performance obligations. We expect to recognize revenue under certain success fee arrangements earlier upon adoption of this standard than we do under current guidance. We will adopt this standard using the modified retrospective method effective January 1, 2018.

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

In January 2017, the FASB issued ASU 2017-04: Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard requires entities to measure goodwill impairment using the difference between the carrying amount and the fair value of the reporting unit, instead of performing a hypothetical purchase price allocation. This guidance is effective beginning January 1, 2020, although early adoption is permitted. The adoption of this guidance would only impact the measurement of a future goodwill impairment to the extent applicable.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing lease guidance. Under this ASU, we will be required to record right-of-use assets and corresponding lease liabilities on the balance sheet. This guidance is effective beginning January 1, 2019. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented. We have not yet determined the impact that the adoption of this guidance will have on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consist of the following at:

As of September 30, 2017	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(38,484)	$179,570
Machinery and office equipment	1,626,379	(1,357,626)	268,753
Furniture and fixtures	16,368	(16,368)	-
Land	243,859	-	243,859
Asset retirement obligation	58,363	(9,125)	49,238
Office and industrial buildings	1,084,899	(259,292)	825,607
Equipment under capital lease	53,257	(49,453)	3,804
Total	$3,301,179	$(1,730,348)	$1,570,831

As of December 31, 2016	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(32,029)	$186,025
Machinery and office equipment	1,738,414	(1,539,203)	199,211
Furniture and fixtures	16,368	(16,368)	-
Land	273,118	-	273,118
Asset retirement obligation	58,363	(7,101)	51,262
Office and industrial buildings	1,433,523	(312,912)	1,120,611
Equipment under capital lease	53,257	(43,747)	9,510
Total	$3,791,097	$(1,951,360)	$1,839,737

For the nine months ended September 30, 2017 and 2016, the Company recognized $296,616 and $652,877, respectively of depreciation expense. At September 30, 2017 and December 31, 2016, machinery and equipment with a cost of $53,257 and accumulated amortization of $49,453 and $41,844 respectively, were under capital lease. During the nine months ended September 30, 2017 and December 31, 2016, the Company recognized $5,706, and $5,706, respectively, of depreciation expense related to these assets under capital lease.

On March 31, 2017, the Company sold its land and building located at 1783 Allanport Road, Thorold, Ontario, for a gain of approximately $254,000. The proceeds were used towards repayment of the outstanding mortgage, real estate taxes and closing costs. The Company reviews for impairment of long-lived assets on an asset by asset basis, which resulted in an impairment booking of $13,158 for the nine months ending September 30, 2017.

NOTE 4 - SECURED PROMISSORY NOTES

SECURED PROMISSORY NOTES -RELATED PARTY

Related Party notes payable consists of the following at periods ended:

	As of September 30, 2017	As of December 31, 2016
Secured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum.	$1,948,995	$1,695,926

Secured Demand Promissory Note (provided by a related party) bearing interest of 12% per annum.	579,163	567,402

Secured Promissory Notes (provided by a related party -$1,000,000 in November 19, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,369,868	1,248,894

Secured Promissory Notes (provided by a related party - $1,000,000 in August 29, 2013 and $2,000,000 in September 31, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54 per share and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	4,559,343	4,041,737

Secured Promissory Note -$100,000 in August 24, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	111,809	102,368

Secured Promissory Note -$400,000 in October 18, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	429,385	389,847

Total	8,998,563	8,046,174
Less: current portion	2,528,158	2,263,328
Secured promissory notes – related party	$6,470,405	$5,782,846

Continuity of Secured Promissory Notes – Related Party	As of September 30, 2017	As of December 31, 2016
Face value of November 19, 2014 secured note payable	$1,000,000	$1,000,000
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Face value of August 25, 2016 secured note payable	100,000	100,000
Face value of October 18, 2016 secured note payable	400,000	400,000
Total face value of promissory notes payable	4,500,000	4,000,000
Discount on November 19, 2014 secured notes payable (1,000,000 warrants)	(58,082)	(58,082)
Discount on August 29, 2013 secured note payable (1,000,000 warrants)	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable (2,000,000 warrants)	(600,400)	(600,400)
Discount on August 24, 2016 secured notes payable (100,000 warrants)	(2,000)	(2,000)
Discount on October 18, 2016 secured notes payable (500,000 warrants)	(20,000)	(20,000)
Accretion of discount on secured notes payable ($4,000,000 secured note payable)	770,046	624,744
Accretion of discount on secured notes payable ($500,000 secured note payable)	4,100	800
Interest on secured notes payable ($4,000,000 secured note payable)	2,127,847	1,634,570
Interest on secured notes payable ($500,000 secured note payable)	59,094	13,814
Carrying value of Secured Promissory Notes	$6,470,405	$5,283,245

The following annual payments of principal required over the next five years in respect to these related party secured notes payables:	-

Years Ending December 31,	Annual Payments
2017	$2,159,661
2018	3,000,000
2019	1,000,000
2020	-
2021	500,000
Total	$8,998,563

SECURED PROMISSORY NOTES

Secured notes payable consists of the following at periods ended:

	As of September 30, 2017	As of December 31, 2016

Secured Promissory Note -$100,000 in August 10, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	112,319	102,838
Total	112,319	102,838
Less: current portion	-	-
Secured promissory notes	$112,319	$102,838

Continuity of Secured Promissory Notes	As of September 30, 2017	As of December 31, 2016
Face value of August 10, 2016 secured note payable	$100,000	$100,000
Total face value of promissory notes payable	100,000	100,000
Discount on August 10, 2016 secured notes payable (100,000 warrants)	(2,000)	(2,000)
Accretion of discount on secured notes payable ($100,000 secured note payable)	433	133
Interest on secured notes payable($500,000 secured note payable)	13,886	4,705
Carrying value of Secured Promissory Notes	$112,319	$102,838

The following annual payments of principal required over the next five years in respect to these secured notes payable:

Years Ending December 31,	Annual Payments
2017	$-
2018	-
2019	-
2020	-
2021	100,000
Total	$100,000

NOTE 5 - MORTGAGES PAYABLE AND CAPITAL LEASES

The Mortgages Payable and Capital Leases consists of the following at periods ending:

	As of September 30, 2017		As of December 31, 2016
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matured on June 15, 2015. Principal and interest were due, in their entirety, at maturity. In consideration for 10,000 shares, the maturity was extended from June 15, 2015 to December 15, 2015 and subsequently to June 15, 2016 by the Mortgage holder. The mortgage was repaid on March 31, 2017.	$-		$206,910	(1)

Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matured on May 10, 2016, Principal and interest were due, in their entirety, at maturity. The maturity was extended to May 10, 2016 by the Lessor. The capital lease is in default.	21,156	(2)	20,546	(2)

Total	21,156		227,455
Less: current portion	21,156		227,455
Mortgages payable and capital leases	$-		$-

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

As of September 30, 2017, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of its operations. At December 31, 2016, we recorded impairment loss $1,448,464 on the deposits in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company will be required to pay approximately $540,000 upon the delivery of these assets which is expected occur with the delivery of processor #4 and processor #5.

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

Contingencies

As of September 30, 2017, the Company is involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the unaudited condensed consolidated financial statements of the Company.

NOTE 7 - WARRANTS

The following table summarizes the activities for the period.

	Warrants Number	Weighted Average Exercise Price	Weighted Average Remaining Term
OUTSTANDING, December 31, 2016	14,950,000	$0.18	0.9
Expired	(9,100,000)	(0.08)
OUTSTANDING, September 30, 2017	5,850,000	$0.34	1.5

There were no warrants issued during the nine months ended September 30, 2017. For, the nine months ended September 30, 2017, 9,100,000 of warrants expired related to the February 2017 through April 2017 private placements.

NOTE 8 – STOCK OPTIONS

2012 Plan

There were no options granted during the nine months ended September 30, 2017 and 2016. As of September 30, 2017, 4,330,000 options were outstanding of which 2,330,000 are fully vested. During the nine months ended September 30, 2017, fully vested options awarded to a terminated employee expired to purchase 60,000 shares.

A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
Balance as of December 31, 2016	4,390,000	$1.12	$-
Expired	(60,000)	0.38	-
Balance as of September 30, 2017	4,330,000	$0.42	$-
Exercisable as of September 30, 2017	2,330,000	$0.73	$-

Equity awards available for grant, net of restricted stock (811,576) at September 30, 2017	4,858,424

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.

As of September 30, 2017, the Company expects to recognize $37,333 of, compensation through March 31, 2019 related to the vesting of stock options.

2016 Incentive Plan

There were no options granted during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, 2,250,000 options were outstanding and are fully vested.

A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

	Outstanding Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)
Balance as of December 31, 2016	2,250,000	0.17
Balance as of September 30, 2017	2,250,000	$0.17	$-
Exercisable as of September 30, 2017	2,250,000	$0.17	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

From June 2014 to September 30, 2017, Mr. Richard Heddle, the Company’s President and Chief Executive Officer, or his affiliated companies made several personal loans to the company to provide working capital. As of September 30, 2017, the current aggregate outstanding balance, including accrued interest at 4% per annum, due and owing to Mr. Heddle was $1,948,995. (See Note 4).

On February 11, 2016, the Company issued a promissory note in favor of Mr.Heddle to memorialize various advances, which were made by Mr. Heddle to the Company from February 11, 2016 until September 30, 2017. As of September 30, 2017, the current aggregate outstanding balance including accrued interest at 12% per annum was $579,163. (See Note 4).The promissory note bears interest at the rate of 12% per annum. All principal and interest on the promissory note is due and payable in full by the Company on demand. The repayment of promissory note will be secured by assets of the Company. The proceeds of these advances are being used for working capital purposes.

At September 30, 2017 and December 31, 2016, the company’s accounts payable and accrued expenses included $124,981 and $132,218, respectively, outstanding balance due to Heddle Marine Services, a business controlled by Mr. Heddle The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued (RRON) Operation. In addition, in 2016, $12,500 was paid for feedstock analysis to a business in which Mr. Heddle holds a material financial interest.

The Company issued to Hilander Limited, a business controlled by Mr. Jason Aspin, a Secured Promissory Note -$100,000 in August 24, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. As of September 30, 2017, the current aggregate outstanding balance including accrued interest at 12% per annum was $111,809. (See Note 4).On October 12, 2017, Mr. Aspin was appointed a Board member of the Company..

The Company issued to Atlantic Advances Power Technologies, a business controlled by Mr. Aspin, a Secured Promissory Note -$400,000 in October 18, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to four hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. As of September 30, 2017, the current aggregate outstanding balance including accrued interest at 12% per annum was $429,385. (See Note 4).

NOTE 10 – SEGMENT REPORTING

For the nine months ended September 30, 2017 and 2016, the Company had no revenue. The Company’s processors were idle for all of 2016 and remained idle during the nine months ended September 30, 2017.

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

P2O assets include the Company headquarters and various machinery and equipment used at the Niagara Falls Facility. At September 30, 2017, total long-lived assets of $1,370,542 and $200,289 were located in the United States and Canada, respectively. As of December 31, 2016, total long-lived assets of $1,832,078 and $344,671, were located in the United States and Canada, respectively. At September 30, 2017 and December 31, 2016, the mortgage payable of $0 and $206,910, respectively, and the equipment capital lease of $21,156 and $20,546, respectively, both disclosed in Note 5, relate to assets held in Canada.

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

NOTE 13 – SUBSEQUENT EVENTS

As described in the Company’s Current Report on FOM 8-K filed with the SEC on October 18, 2017, the Board of Directors (the “Board”) increasesd the number of directors comprising the Board from two to four members and appointed Jason C. Aspin and Lee C. Brain to fill the vacancies created thereby, effective as of October 12, 2017.

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

Business Overview

For the nine months ended September 30, 2017 and 2016, the Company has no revenue. The Company’s P2O processors were idle for all of 2016 and remained idle during the nine months ended September 30, 2017. The Company’s data storage and recovery business was idle during the nine months ended September 30, 2017.

On April 17, 2017, the Company recorded $781,156 to Other Income from the settlement of the Glenny and Maskell lawsuit. Net cash received was $524,010, net of legal expenses (see Note 6).

For financial reporting purposes, we operate in two business segments, (i) our P2O® solution business, which manufactures and sells the fuel produced through our two operating P2O processors and (ii) data storage and recovery (the “Data Business”). As of this filing date of the report, our two operating processors were idle and not producing fuel products. Previously, we operated a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc. As of September 30, 2017, we had exited all of these businesses and their results in all periods presented are classified as discontinued operations (see Note 12).

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

Generally, this waste plastic would otherwise be sent to landfills and its disposal potentially can be quite costly for companies. We use this waste plastic as feedstock to produce Fuel Oil No. 2, Naphtha, and Fuel Oil No. 6 for various uses by our customers. We own our P2O processors and have the capability to produce and store the fuels at, and ship from, our facilities in Niagara Falls, NewYork. We sell the fuels we produce to customers through two main distribution channels, fuel wholesalers and directly to commercial and industrial end-users.

Our P2O processors have evolved to be modular solutions with the completion of processor #3 in 2013. We use third party contract manufacturers for the manufacture of many of the key modular components of our processors, including the kilns and distillation towers as well as certain other key components that require specialized machining and fabrication.

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report. These processors were idle for all of 2016 and remained idle for the nine months ended September 30, 2017. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas, and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. Since inception, we have produced a total of 667,996 gallons of fuel, however no fuel was produced in the nine months ended September 30, 2017 and 2016 for the reasons described below.

Listing on the OTCQB

At November 13, 2017, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On November 10, 2017, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.04.

Sources of Revenues and Expenses

Results of Operations – Three and Nine months ended September 30, 2017 compared to Three and Nine months Ended September 30, 2016.

Revenue

On April 17, 2017, we settled the Glenny and Maskell litigation. This resulted in proceeds to us of $781,156, which is reflected in Other Income for the nine months ended September 30, 2017.

As we shifted our business strategy to selling fuel processors, we did not derive any revenue from processor sales in 2016 or during the nine months ended September 30, 2017. We did not derive any revenue from our Data Business for the nine months ended September 30, 2017.

We had no fuel production or processor sales in the nine months ended September 30, 2017. Consequently, there was neither fuel shipment nor fuel revenue. This was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers and we have been unable to obtain the financing necessary to make these repairs. These processors were idle for all of 2014, 2015, and 2016 and remain idle through the date of this filing. Management estimates the processors will remain idle until the Company can raise additional capital.

As indicated earlier, we did not produce any fuel in 2017 and 2016 and we had no revenue from our Data Business segment for the nine months ended September 30, 2017 and 2016. The Company’s operating expenses consisted of the following:

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Selling, General and Administrative expenses
Professional Fees	$20,270	$23,633	$308,167	$90,677
Compensation	153,588	126,094	481,821	396,102
Other	29,184	69,059	134,106	214,244
Depreciation & Accretion	95,028	216,579	296,616	652,877
Total Operating Expenses	$298,070	$435,365	$1,220,710	$1,353,900

We incurred operating expenses of $298,070 and $1,220,710, respectively, during the three months and nine months ended September 30, 2017, respectively, compared to $435,365 and $1,353,900 respectively, for the three and nine months ended September 30, 2016, respectively. This $137,295 and $133,190 decrease in operating expenses for the three and nine months September 30, 2017 was mainly driven by:

1.	An increase of $226,428 in legal fees related to the sale of the 1783 Allanport property and the settlement of the Glenny and Maskell litigation. The Glenny and Maskell settlement is reflected in the Other Income (expense) in the financial statements.

2.	An increase of $52,002 in non-cash compensation cost, related to the option grants from 2016.

3.	Decrease of $39,875 (three months) and $80,138 (nine months) in operational expenses from action taken in 2015 through 2017; and

4.	Decrease of $121,551 (three months) and $356,261 in depreciation expense related to 2016 impaired property, plant and equipment.

Non-Operating Expenses

Interest Expenses

For the three and nine months ended September 30, 2017, we incurred net interest expense of $229,976 and 683,420, respectively, as compared to $195,853 and $560,044, respectively, for the three and nine months ended September 30, 2016 mostly on the related party secured promissory and short term notes.

Income Tax Expenses

For the nine months ended September 30, 2017, and 2016, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

We incurred net losses of $528,095 and $880,456, respectively, for the Three and Nine months ended September 30, 2017 as compared to a net loss of $1,651,567 and 2,934,327, respectively, for the three and nine months ended September 30, 2016. The Glenny and Maskell settlement is reflected in the Other Income (expense) in the financial statements. The $137,295 and $ 133,190 increase in operating expenses for the three and nine months ended September 30, 2017, respectively, was mainly driven by:

1.	An increase of $226, 428 in legal fees related to the sale of the 1783 Allenport property and the settlement of the Glenny and Maskell litigation. The Glenny and Maskell settlement is reflected in the Other Income (expense) in the financial statements.

2.	An increase of $52,002 in non-cash compensation cost, related to the option grants from 2016.

3.	Decrease of $39,875 (three months) and $80,138 (nine months) in operational expenses from action taken in 2015 through 2017; and

4.	Decrease of $121,551 (three months) and $356,261 in depreciation expense related to 2016 impaired property, plant and equipment.

Non-Operating Expenses

Liquidity and Capital Resources

We do not have sufficient cash to operate our business, which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors. We intend to source additional capital through the sale of our equity and debt securities and other financing methods. We plan to use the cash proceeds from any financing to complete the repairs on Processors #3 to resume production of fuels for pilot runs and customer demonstrations. At September 30, 2017, we had a cash balance of $348,086. Our principal sources of liquidity in 2017 were the proceeds from the sale of the property located at 1783 Allanport Road, Thorold, Ontario Canada and proceeds from the settlement of the Glenny and Maskell (Canadian Insurance Broker) lawsuit. Our principal sources of liquidity in 2016 were the proceeds from related party short-term secured loans from our chief executive officer.

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

Cash Flow from Operating Activities

	For the Nine Months Ended September 30,
	2017	2016
Net Income (loss) from continuing operations	(880,456)	$(2,934,327)
Net Income (loss) from discontinued operations	-	-
Net Income(loss)	(880,456)	(2,934,327)
Net cash provided by (used in) operating activities	(8,650)	(609,169)
Cash flow from investing activities
Net cash used in investing activities	(75)	(51)
Cash flows from Financing activities:
Net cash provided by financing activities	85,913	684,472
Cash and cash equivalents at beginning of period	270,898	18,488
Cash and cash equivalents at end of period	348,086	$93,740

Cash Flow from Operations

Cash used in operations was $8,650 and $609,169, respectively for the nine months ended September 30, 2017 and 2016, respectively. In 2017 and 2016, cash was mainly used to continue funding the minimum operating costs. In 2017, the Glenny and Maskell settlement included cash in the amount of $524,010, net of legal expenses (see Note 6).

Cash Flow from Investing Activities

Cash flow used in investing activities was $75 and $51 for the nine months ended September 30, 2017 and 2016, respectively, and was attributed to an increase in restricted cash.

Cash Flow from Financing Activities

Cash flow from financing activities was $85,913, and $684,472, for the nine months ended September 30, 2017 and 2016, respectively. For 2017 and 2016, these amounts were mainly driven by the proceeds sale of property in Ontario, Canada, Glenny Maskell settlement and amounts received from short-term notes from related parties.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods ended September 30, 2017 and 2016.

Transactions with Related Parties

From June 2014 to September 30, 2017, Mr. Richard Heddle, the Company’s President and Chief Executive Officer, made several personal loans to the company to provide working capital. As of September 301, 2017 and December 31, 2016, the aggregate outstanding balance, including accrued interest at 4% per annum, was $1,948,995 and $1,695,926, respectively. (See Note 4).

From January 2016 to September 30, 2017, Mr. Heddle made several personal loans to the company to provide working capital. At September 30, 2017 and December 31, 2016, the aggregate outstanding balance, including accrued interest at 12% per annum, was $579,163 and $567,402, respectively. (See Note 4).

At September 30, 2017, the Company’s accounts payable and accrued expenses included a $124,981 (adjusted for currency fluctuation) outstanding balance due to Heddle Marine Services, a business controlled by Mr. Heddle. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued RRON Operation. In addition, in 2016, $12,500 was paid for feedstock analysis to a business in which Mr. Heddle holds a material financial interest.

The Company issued to Hilander Limited, a business controlled by Mr. Jason Aspin ,a Secured Promissory Note -$100,000 in August 24, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. On October 12, 2017, Mr. Aspin was appointed a Board member of the Company. As of September 30, 2017 and December 31, 2016, the aggregate outstanding balance, including accrued interest at 4% per annum, was 111,809 and $102,368, respectively. (See Note 4).

The Company issued to Atlantic Advances Power Technologies, a business controlled by Mr. Jason Aspin, a Secured Promissory Note -$400,000 in October 18, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to four hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. Mr. Aspin was appointed a Board member of Plastic2Oil, Inc. As of September 301, 2017 and December 31, 2016, the aggregate outstanding balance, including accrued interest at 4% per annum, was $429,385 and $389,847, respectively. (See Note 4).

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

During the nine months ended September 30, 2017 and 2016, the Company recorded impairment losses on property, plant and equipment of $13,158 and $1,020,349 respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

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

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gains and losses are included in the consolidated statements of operations. Resulting differences are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign exchange gain of $57,307 and loss of $99 for monetary items are included as general and administrative expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016, respectively. The 2017 foreign exchange gain results from the payoff of the 1783 Allanport property mortgage.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of September 30, 2017 and December 31, 2016 was $2,549,314 and $2,490,783, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2017 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company currently has just two directors, one of whom is member of executive management and not independent. The Company does not maintain separately designated audit, compensation, and nominating and corporate governance committees of the Board.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings affecting the Company, see the information in Note 6, “Commitments and Contingencies,” to the financial statements, included in Part I of this Report.

Item 1A. Risk Factors

As a ‘smaller reporting company”, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits required by this item are listed on the Exhibit Index attached hereto, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLASTIC2OIL, INC.

Date: November 13, 2017	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Item 6. Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

