Form 10-K
period 2017-12-31
Plastic2Oil, Inc.
filed 2018-04-02
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2.5million as of June 30, 2017 based upon the closing price of $0.02 per share on June 30, 2017.

As of April 2, 2018, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

Factors that could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward-looking statements include risks associated with general business, economic, competitive, political and social uncertainties; risks associated with changes in project parameters as plans continue to be refined; risks associated with failure of plant, equipment or processes to operate as anticipated; risks associated with accidents or labor disputes; risks associated in delays in obtaining governmental approvals or financing, or in the completion of development or construction activities; risks associated with financial leverage and the availability of capital; risks associated with the price of commodities and the inability of our Company to control commodity prices; risks associated with the regulatory environment within which our Company operates; risks associated with litigation including the availability of insurance; and risks posed by competition. These and other factors could cause actual results or outcomes to differ materially from the results expressed, implied or forecasted by the forward looking statements.

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

Unless otherwise noted, references in this Report to “P2O”, the “Company,” “we,” “our” or “us” means Plastic2Oil, Inc., a Nevada corporation

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

“NESHAP” means the National Emissions Standards for Hazardous Pollutants which are emissions standards set by the EPA for an air pollutant that may cause an increase in fatalities or in serious irreversible and incapacitating illnesses.

“Stack Test” means a procedure for sampling a gas stream from a single sampling location at a facility, used to determine a pollutant emission rate, concentration or parameter while the facility equipment is operating at conditions that result in the measurement of the highest emission values approved by regulatory authorities.

“tipping fees” means the charge levied on a given quantity of waste received at a landfill, recycling center or waste transfer facility.

PART I

ITEM 1. BUSINESS

Overview

We are a technology development and licensing company. We have developed technology that converts waste plastic into ultra-clean, ultra-low sulphur fuel products through our proprietary plastic-to-oil, or P20, process. We have constructed several fully operational P2O processors to demonstrate our technology and process to potential customers. Previously, our business model was the sale of fuel produced from our own P2O processors and subsequently we sought to manufacture P2O processors for sale to commercial customers. These prior experiences allowed the Company to hone and solidify its technology, however, the attendant capital requirements management were significant. For this and other reasons, management shifted its business strategy to technology development and licensing model. We no longer produce and market fuel for sale and no longer manufacture processors ourselves, instead we rely on third party manufactures. Under our current business model, we seek to license our technology to companies that generate significant waste plastics and desire to have a P2O processor on site to convert the plastics to useable fuel for their operations. We charge our customer for the P2O processor and related equipment, a royalty fee based on the amount of fuel generated, a license fee for the use of our proprietary catalyst, and a set up and service fee.

We provide environmentally-friendly solutions through our processors and technologies. Our primary offering is our Plastic2Oil®, or P2O®, solution, which is our proprietary process that converts waste plastic into fuel through a series of chemical reactions (our “P2O business”). We are able to collect mainly mixed plastics from commercial and industrial enterprises that generate large amounts of waste plastic for use in our process. Generally, this waste plastic would otherwise be sent to landfills and its disposal potentially can be quite costly for companies. We are able to use this waste plastic as feedstock to produce Fuel Oil No. 2, Naphtha, and Fuel Oil No. 6 for various uses by our customers. The fuels that our P2O processors produce can be sold through two main distribution channels, fuel wholesalers and directly to commercial and industrial end-users.

At April 2, 2018, we had three fully-permitted, P2O processors at our Niagara Falls, NY facility and have the capability to produce and store the fuels at, and ship from, such facility. However, it is our strategy to license our P2O technology and know-how to license partners for their use in producing fuel for their own operations directly from the waste plastics that such licensees generate from their own operations.

Of our three P2O processors, one is dedicated to research and development and two dedicated to fuel production during pilot runs for customer demonstration. We have components for two additional processors, Nos. 4 and 5, which are in process of assembly for future sale. For the reasons described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, our three P2O processors have been idle since late December 2013 and assembly of processors #4 and #5 was suspended. In light of the change in our business model, management has determined that it only requires an operational processor to demonstrate the Company’s technology. Thus, our processors are likely to remain idle or incomplete, as applicable.

For financial reporting purposes, we operate in two business segments, (i) our P2O business, which manufactures and sells processors, and sells fuel produced by our processors and (ii) data storage and recovery (the “Data Business”). As part of our P2O business segment, we began to offer for sale built-to-order P2O processors for use at a customer’s site. Previously, we operated a chemical processing and cleaning business, known as Pak-It and a retail and wholesale distribution business known as Javaco, Inc. As of December 31, 2012, we had exited both of these businesses and their results in all periods presented are classified as discontinued operations. As of March 2, 2018, we exited the Data Business. We anticipate that our P2O business will account for a majority of our revenues in 2018 and periods thereafter. In the year ended December 31, 2017, we had no sales. In the year ended December 31, 2016, we had total sales of approximately $21,950, of which $0 were derived from our P2O business and $21,950 were derived from our Data Business.

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

In September 2009, the Company acquired Pak-It, LLC (“Pak-It”). Pak-It operated a bulk chemical processing, mixing, and packaging facility. It also developed and patented a delivery system that packages condensed cleaners in small water-soluble packages. . On February 10, 2012, we sold substantially all the assets of Pak-It. There were no operations in Pak-It during 2016, and the remaining liabilities were classified as discontinued operations for all periods presented (See Note 16).

In December 2010, the Company entered into a twenty year lease for a recycling facility in Thorold, Ontario. During the period ended December 31, 2013, the Company determined that it would no longer operate the facility and shut down all operations. The assets and operations related to the recycling facility have been reclassified as discontinued operations for all periods presented (See Note 16 to the Consolidated Financial Statements included herein). The property was vacated on November 10, 2015 and the lease was terminated on January 15, 2016 effective October 31, 2015.

On July 31, 2014, we changed our corporate name to Plastic2Oil, Inc. On January 6, 2015, we changed the names of our two Canadian subsidiaries from JBI (Canada) Inc. to Plastic2Oil (Canada), Inc., and from JBI RE ONE, Inc. to Plastic2Oil RE ONE, Inc.

On March 2, 2018, we sold the Data Business. There were no operations in the Data Business during 2017.

Our common stock is quoted on the OTCQB Market under the symbol “PTOI”.

Organizational Chart

The following chart outlines our corporate structure, as of April 2, 2018, and identifies the jurisdiction of organization of each of our material subsidiaries. Each material subsidiary is wholly-owned by the company.

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

P2O Overview

We are a technology development and licensing company. We have developed technology that converts waste plastic into ultra-clean, ultra-low sulphur fuel products through our proprietary plastic-to-oil, or P20, process. We have constructed several fully operational P2O processors to demonstrate our technology and process to potential customers. Previously, our business model was the sale of fuel produced from our own P2O processors and subsequently we sought to manufacture P2O processors for sale to commercial customers. These prior experiences allowed the Company to hone and solidify its technology, however, the attendant capital requirements management were significant. For this and other reasons, management shifted its business strategy to technology development and licensing model. We no longer produce and market fuel for sale and no longer manufacture processors ourselves, instead we rely on third party manufactures. Under our current business model, we seek to license our technology to companies that generate significant waste plastics and desire to have a P2O processor on site to convert the plastics to useable fuel for their operations. We charge the company for the P2O equipment, a royalty fee based on the amount of fuel generated, a license fee for the use of our proprietary catalyst, and a set up and service fee.

We provide environmentally-friendly solutions through our processors and technologies. Our primary offering is our Plastic2Oil®, or P2O®, solution, which is our proprietary process that converts waste plastic into fuel through a series of chemical reactions (our “P2O business”). We are able to collect mainly mixed plastics from commercial and industrial enterprises that generate large amounts of waste plastic for use in our process. Generally, this waste plastic would otherwise be sent to landfills and its disposal potentially can be quite costly for companies. We are able to use this waste plastic as feedstock to produce Fuel Oil No. 2, Naphtha, and Fuel Oil No. 6 for various uses by our customers. Fuels our P2O processors produce can be sold through two main distribution channels, fuel wholesalers and directly to commercial and industrial end-users.

During the years ended December 31, 2017 and 2016, neither manufacturing nor sales activity took place. We plan to grow mainly from sale of P2O equipment, a royalty fee based on the amount of fuel generated, a license fee for the use of our proprietary catalyst, and a set up and service fee. We continue seeking opportunities to execute on our business strategy with the goal of becoming a leading North American company whose technology transforms waste plastic into ultra-clean, ultra-low sulphur fuel. We have years of operating data and have solved numerous challenges that vexed the plastics-to-oil industry. Since inception we have produced approximately 670,000 gallons of fuel. Our P2O processors have evolved into a modular solution with the completion of our third P2O processor in 2013. We use third party contract manufacturers to supply us with many of the key modular components of our processors, including the kilns, distillation towers and other key components that require specialized machining and fabrication.

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

We shut down our fuel production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors and we have not resumed fuel production due to the repair costs as well as our shift in strategy toward manufacturing processors for sale, as opposed to producing and selling fuel products. Management estimates that the repair of the processors will require the expenditure of between $275,000 and $300,000. An additional $500,000 of startup working capital will be required to resume operations mainly for hiring operational personnel and incremental overhead expenses. At April 2, 2018, we lacked the working capital or access to bank credit to make these repairs. We are reviewing our financing options, including the sale of shares of our common stock or other securities, in order to allow us to obtain sufficient funds to make the required repairs and resume pilot operation of our processors to support processor sales. These processors were idle for all of 2017 and 2016. Management currently anticipates that the processors will remain idle other than pilot, or demo runs to support processor sales. During the idle period, we have significantly reduced our headcount by furloughing our operations personnel but retained a small team to perform general repairs and maintenance on the processors. Once the processors are fully operational, we expect a small increase in our headcount in order to resume fuel production for pilot or demo purposes.

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

Processor Output

We are currently permitted to feed two tons, or 4,000 pounds, of waste plastic per hour into each processor by a continuous conveyor belt where it is heated by a burner that mainly burns off-gases produced from the P2O process. Plastic hydrocarbons are cracked into various shorter hydrocarbon chains and exit in a gaseous state. Any residue, metals and or non-usable substances remain in the reactor and are periodically removed. Through our proprietary process, Fuel Oil No. 6, Fuel Oil No. 2, and Naphtha are condensed from the reactor through the remainder of the process. The fuel output is then transferred to storage tanks automatically by the system. Our process is mainly operated by an automated computer system that controls the conveyor feed rate, system temperatures, off-gas systems and the pumping out of newly created fuel to storage tanks. The plastic to liquid fuel conversion is approximately 86% by weight. Therefore, twenty tons of plastic can be processed into approximately 4,100 gallons of fuel. At April 2, 2018, we had three processors at our Niagara Falls, NY facility. One processor was dedicated to research and development and all three processors remained idle due to maintenance and repair issues.

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

Historically, we have sold our fuel products through two main channels: fuel brokers and direct to end-users. During the years ended December 31, 2017 and 2016, we had no fuel sales.

Suppliers

The principal goods that we require for our P2O business are the waste plastic that we use as feedstock for production of our fuels. We collect waste plastics from commercial and industrial businesses that generate large amounts of this waste stream. As of April 2, 2018, we had approximately 327,000 pounds of waste plastic and approximately 10,000 gallons of heat transfer fluid available in inventory as feedstock for operations once operations are resumed.

We also rely on third party manufacturers for the manufacture of many components of our processors, including kilns and distillation towers.

During the years ended December 31, 2017 and 2016, two and four suppliers, respectively, accounted for 34.3% and 28.3% of accounts payable, respectively.

Licenses, Permits and Testing

We maintain the following permits and licenses in connection with the operation of our P2O business.

License/Permit	Issuing Authority	Registration Number	Issue date
Air Permit	NYSDEC	9-2911-00348/00002	06/30/2017(Annual)
Solid Waste Permit	NYSDEC	9-2911-00348/00003	06/30/2017(Annual)
Bulk Fuel Blending License	Ontario Technical Standards & Safety Authority	000184322	10/12/2017(Annual)
Waste Disposal Site	Ontario Ministry of the Environment	A121029	Perpetual (subject to annual reviews)

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

Competition

Our P2O business has elements of both a recycling business and a fuel refiner/ production business, which makes it difficult to identify and make direct comparisons to competitors. Both the recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to achieve and maintain a competitive position with respect to technological advances in both of these sectors. We believe that our business currently faces competition in the plastics-to-energy market, including competition from PK Clean, Green Envirotec Holdings LLC, Vadaxx and RES polyflow, each of which has developed alternative methods for obtaining and generating fuel from plastics. Because P2O solution end products include a variety of fuels, we also face competition from the broader petroleum industry.

Business Model

We believe that our business model provides a unique proposition for both the “supply side” and the “end-user” side of the waste-to-fuel value chain. Our P2O technology is positioned to link these two sides by offering economic incentives in both directions. We believe P2O offers value to suppliers of waste plastic by saving transport and landfill tipping fees, and value to fuel end-users by providing ultra-low sulphur green fuel. Given these incentives, we believe that our business will be sought after by those industries that can benefit from the added value that we provide, thus allowing the potential for our company’s growth through sale and license of our technology and equipment.

Business Strategy

Under our current business model, we seek to license our technology to companies that generate significant waste plastics and desire to have a P2O processor on site to convert the plastics to useable fuel for their operations. Our target customers for our processors are private companies and municipalities in the recycling industry who can operate on a commercial scale.We charge the company for the P2O equipment, a royalty fee based on the amount of fuel generated, a license fee for the use of our proprietary catalyst, and a set up and service fee. In light of the change in our business model, management has determined that it only requires an operational processor to demonstrate the Company’s technology. Thus, our processors are likely to remain idle or incomplete, as applicable The key elements of our strategy to achieve this goal are as follows:

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

The process for data recovery was developed and is very highly dependent on the services of Mr. Bordynuik. The Data Business’s reliance on Mr. Bordynuik was a key driver to achieving revenue in 2016. On March 2, 2018 the Data Business including the U.S. patent related to our Data Business was sold to 2335524Ontario Inc., a company owned by Mr. Bordynuik. (See note 17)

Intellectual Property

To ensure the protection of our proprietary technology, we have applied for patent protection for both the P2O process and P2O processor. As of April 2, 2018, we have pending two United States and one Canadian applications. A lack of patent protection could have a material adverse effect on our ability to gain a competitive advantage for our process and processors, since it is possible that our competitors may be able to duplicate the P2O process for their own purposes. We also rely on our trade secrets to provide protection from portions of our process and proprietary catalyst.

We also hold a U.S. patent relating to our Data Business for the recovery of tape information. This was sold to 2335524Ontario Inc. on March 2, 2018.

We also hold three United States trade marks and are as follows:

(1) The standard character mark P2O®

(2) Miscellaneous design

(3) The standard character mark Plastic2Oil®

Research and Development

Given our strategic focus on developing our P2O business, we anticipate that our research and development activities related to our P2O processors and the construction, operation and systems management of those processors will decrease. Specifically, we will seek to increase the operational capabilities and performance of our P2O processors as opportunities arise. Research and development expenditures was $0 in 2017 and 2016.

Employees

As of April 2, 2018, we employed three and one half persons on a full-time equivalent basis, of which one were executive management, one and one half were in finance and administration, one were in operations. None of our employees are subject to a collective bargaining agreement and we believe that our labor relations are good.

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

Not Applicable

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

2. Fuel Blending Facility

We own approximately six acres of land in Thorold, Ontario, Canada where we have the capability to operate our fuel blending tanks facility with a 250,000 gallon capacity. When active, the idle fuel-blending facility gives us the capability to store, blend,analyze and self-certify the fuels produced from the P2O process. The facility was not in use during 2017 and 2016. We own the property and have no mortgage debt outstanding in relation to this facility.

3. Thorold, Ontario, Canada Office Building

We owned approximately 21,000 square feet in Thorold, Ontario, consisting of 5,000 square feet of office space and 16,000 square feet of warehousing and storage space, which serves as storage for our company as well as offsite IT operations. This property has a mortgage securing approximately $206,910 of debt. On March 31, 2017, the Company sold this land and building located at 1783 Allanport Road, Thorold, Ontario for a gain of approximately $254,000. The proceeds were used towards repayment of the outstanding mortgage, real estate taxes and closing costs. This asset was classified as property plant and equipment, net- held for sale in the consolidated balance sheet at December 31, 2016.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2017, the Company was involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

Quarter	High	Low
2016
First Quarter	$0.05	$0.03
Second Quarter	0.05	0.01
Third Quarter	0.03	0.01
Fourth Quarter	0.04	0.01

2015
First Quarter	$0.06	$0.02
Second Quarter	0.05	0.03
Third Quarter	0.07	0.02
Fourth Quarter	0.06	0.03

Holders

The last sales price of our common stock as reported by the OTC Market on March 29, 2018 was $0.03 per share.

On April 2, 2018, there were 450 holders of record of our common stock, $0.001 par value per share.

As of April 2, 2018, we had issued and outstanding 124,756,158 shares of common stock, $0.001 par value per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2017 with respect to equity compensation plans under which the Company’s common stock may be issued.

Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans

JBI, Inc. 2012 Long-Term Incentive Plan Approved by Stockholders	4,380,000	$1.12	4,808,424
Equity Compensation Plans not Approved by Stockholders	2,250,000	0.17	2,250,000

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

Business Overview

For the twelve months ended December 31, 2017 and 2016, the Company has no P2O revenue. The Company’s P2O processors were idle for all of 2016 and 2017. The Company’s data storage and recovery business was idle during the twelve months ended December 31, 2017 and had revenue of $21,950 for the twelve months ended December 31, 2016.

On April 17, 2017, the Company recorded $779,287 to Other Income from the settlement of the Glenny and Maskell lawsuit. Net cash received was $524,010, net of legal expenses.

For financial reporting purposes, we operate in two business segments, (i) our P2O® solution business, which manufactures and sells the fuel produced through our two P2O processors and (ii) data storage and recovery (the “Data Business”). On March 2, 2018, we exited the Data Business; it was sold to 2335524 Ontario Inc. As of this filing date of the report, all three of our fully-permitted P2O processors were idle and not producing fuel products. In light of the change in our business model, management has determined that it only requires an operational processor to demonstrate the Company’s technology. Thus, our processors are likely to remain idle or incomplete, as applicable.

Our P2O business is a technology development and licensing company. We have developed technology that converts waste plastic into ultra-clean, ultra-low sulphur fuel products through our proprietary plastic-to-oil, or P20, process. Under our current business model, we seek to license our technology to companies that generate significant waste plastics and desire to have a P2O processor on site to convert the plastics to useable fuel for their operations. We charge the company for the P2O equipment, a royalty fee based on the amount of fuel generated, a license fee for the use of our proprietary catalyst, and a set up and service fee. We anticipate that this segment will account for substantially all of our revenues in 2018 and beyond. Historically, however, our revenues have been derived primarily from our other segments and products, including those noted above as discontinued operations.

The following table highlights since inception the proceeds from financings, research and development expenditures, investment in property, plant and equipment and fuel produced:

	FY 2009-2013	FY 2014	FY 2015	FY 2016	FY 2017	Total
Cash raised	$31,088,110	$1,705,095	$25,000	$600,000	$0	$33,418,205
R&D cost	$2,452,560	$20,999	$1,653	$0	$0	$2,475,212
Investment in property, plant & Equipment	$4,792,433	$13,775	$0	$0	$0	$4,806,208
Fuel produced in gallons	655,037	12,959	0	0	0	667,996

Plastic2Oil Business

Under our current business model, we seek to license our technology to companies that generate significant waste plastics and desire to have a P2O processor on site to convert the plastics to useable fuel for their operations. Our target customers for our processors are private companies and municipalities in the recycling industry who can operate on a commercial scale.We charge the company for the P2O equipment, a royalty fee based on the amount of fuel generated, a license fee for the use of our proprietary catalyst, and a set up and service fee. In light of the change in our business model, management has determined that it only requires an operational processor to demonstrate the Company’s technology. Thus, our processors are likely to remain idle or incomplete, as applicable

We believe that our business model provides a unique proposition for both the “supply side” and the “end-user” side of the waste-to-fuel value chain. Our P2O technology is positioned to link these two sides by offering economic incentives in both directions. We believe P2O offers value to suppliers of waste plastic by saving transport and landfill tipping fees, and value to fuel end-users by providing ultra-low sulphur green fuel. Given these incentives, we believe that our business will be sought after by those industries that can benefit from the added value that we provide, thus allowing the potential for our company’s growth through sale of P2O equipment, a royalty fee based on the amount of fuel generated, a license fee for the use of our proprietary catalyst, and a set up and service fee.

Our future success will depend on our ability to achieve and maintain a competitive position with respect to technological advances. We believe that our business currently faces competition in the plastics-to-energy market, including competition from PK Clean, Green Envirotec Holdings LLC, Vadxx and RES polyflow, each of which has developed alternative methods for obtaining and generating fuel from plastics.

Effective as of October 12, 2017 the Company’s Board of Directors increased the number of directors comprising the Board from two to four members and appointed Jason C. Aspin and Lee C. Brain to fill the vacancies created thereby.

In 2017, we substantially reduced the Company’s monthly cash burn rate as a result of actions taken in 2015 and 2016, which resulted in a $281,582 reduction of operating expenses for the twelve months ended December 31, 2017. We continue to monitor our operating expenses closely and exploring every avenue, including the March 31, 2017 sale of vacant land and building we own in Thorold, Canada and also seeking to rent the idle blending facility to a qualified independent operator.

Our 2017 and 2016 financing activities came from cash raised through short-term loans from our CEO, related party strategic investors and non-related party strategic investors. Some of these investors have experience in systems integration and we believe that their engineering and operations experience will be instrumental towards delivery, set-up and sale of the P2O processors through commercials partnerships.

U.S. Patent Application No.: 15/362,102 Titled, SYSTEM AND PROCESS FOR CONVERTING PLASTICS TO PETROLEUM PRODUCTs, was published on March 16, 2017 under Publication No. US 20170073584 and is available on the USPTO website at http://patft.uspto.gov/.

Our P2O sales and marketing program are expected to include direct sales as well as new partnerships. To that end, we made the decision in early 2016 not to further extend our agreement with EcoNavigation LLC as their firm has been unable to conclude processor sales on acceptable terms.

On December 21, 2017, we executed a Master Agreement (the “Master Agreement”) with Veridisyn Technologies, LLC, a company engaged in processing waste plastics (the “Customer”), pursuant to which the Customer agreed to purchase all of its requirements for the catalyst and processors for its plastic-to-oil (P2O) operations from the Company and to license from the Company certain related P2O technology. The Master Agreement was executed pursuant to the Company’s previously disclosed Memorandum of Understanding with a then un-disclosed party.

Under the Master Agreement, the Customer agreed to submit purchase orders for six processors during the first three years of the Master Agreement, two of which shall be ordered within the first one hundred twenty days of executing the Master Agreement. The purchase price of the P2O processors will be $2 million for each of the initial two processors and $3 million for each subsequent processor. In connection with the sale of processors, the Company agreed to provide certain monitoring and technical support services. In addition, as consideration for the non-exclusive license of certain P2O technology, The Customer agreed to pay the Company a royalty fee of 5% of gross sales of fuel products by the Customer or its customers. The Company granted the Customer a right of first refusal to purchase P2O processors for facilities to be developed in certain southern U.S. States. This could lead to purchase of two processors in 2018, although there can be no assurance as negotiations remain ongoing.

Through years of testing and refinement in conjunction with our outside engineering firm, we are considering bringing our flagship processor #3 back online in late 2018. It will be important to be able to demonstrate the commercial viability of this processor by regular (pilot) operations at our Niagara Falls plant to potential customers. Of primary influence to our decision to expand our sales efforts and to bring the flagship processor #3 back on line is our view based on analysis and consultation that oil prices have reached a bottom and could rise and stay above $50 a barrel by the end of the 2018.

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

Internal Changes

While our primary focus continues to be on the sale of our disruptive technology, a number of internal operational changes are being considered:

1. Management expects the Niagara Falls plant to provide a source of revenue during its pilot and demo operations. We plan to raise additional outside capital for the restart of flagship processor #3 and we are also considering modifications to our processor #2 in order to improve economies of scale and deliver cash flow.

2. Plastics2Oil owns a fully permitted fuel blending facility in Thorold, Canada. Regional demand justifies bringing the facility back on line with intentions to lease or sell the idle blending facility to a qualified independent operator.

3. P2O will continue to draw support from our loyal shareholder base that includes individuals with impressive business credentials, experience and acumen. In 2016 P2O raised secured debt financing from investors with systems integration and operations experience who can partner with P2O in the delivery, set-up and sale of P2O Processors. Valuable strategic suggestions have been offered and are being evaluated. P2O is also considering making important additions to support the 2018 sales and marketing initiatives. This will require a project management team and P2O may also require an ancillary advisory board.

Data Recovery & Migration Business

On March 2, 2018, the Data Business was sold to 2335524Ontario Inc.

Listing on the OTCQB

On April 2, 2018, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On March 30, 2018, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.0X.

Sources of Revenues and Expenses

Revenues

In 2017, we did not derive revenue from our either P2O business or Data Business.

Cost of Sales

We did not incur cost of sales in 2017 or 2016. Costs of Sales for P2O when operating consist of the following:

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

Other Income (Expense)

In 2017, other income of $87,771 consisted mainly of $935,902 of interest expenses on short-term loans and secured debt,$13,1580 impairment loss of property plant and equipment, $255,676 gain on disposable of the 1783 Allanport Road land and building and $779,287 income from the Glenny and Maskell settlement.

In 2016, other expense of $3,870,189 consisted mainly of our $3,088,314 impairment of deposits, property, plant and equipment, and interest expenses on short term loans and secured debt of $780,675.

Results of Operations – Year ended December 31, 2017 compared to Year ended December 31, 2016

Revenue

As we only recently shifted our business strategy to selling fuel processors, we did not derive any revenue from processor sales in 2017 or 2016. However, we earned revenue from our Data Business through reading and interpreting magnetic tape media. The following table shows a breakdown of our revenues from these sources.

Revenue	Period Ended December 31,
	2017	2016	% Change
P2O Revenue
Fuels	$-	$-	-%
Total P2O Revenue	-	-	-%

Data Business	-	21,950	-100.0%
TOTAL REVENUE	$-	$21,9508	-100.0%

There was no fuel production in the year ended December 31, 2017 and 2016. Consequently, there was neither fuel shipment nor fuel revenue. The lack of fuel revenue for these years was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers. These processors were idle for all of 2017 and 2016, and are currently idle.

Cost of Goods Sold & Total Gross Profit

As indicated earlier, we had no fuel produced in 2017 and 2016. The following tables are a breakdown of the costs of goods sold and Total Gross Profit:

Cost of Good Sold	Periods Ended December 31,
	2017	2016	% Change
P2O Cost of Goods Sold
Fuels	$-	$-	-%
Total P2O Cost of Goods Sold	-	-	-%

Data Business Cost of Goods Sold	-	8,438	-100.0%
TOTAL COST OF GOODS SOLD	$-	$8,438	-100.0%

Gross Profit (Loss)	Periods Ended December 31,
	2017	2016	% Change
P2O Gross Loss
Fuels	$-	$-	-%
Total P2O Gross Loss	-	-	-%

Data Business Gross Profit	-	13,512	-100.0%
TOTAL GROSS PROFIT	$-	$13,512	-100.0%

The cost of goods sold related to the Data Business was primarily the direct labor incurred in the reading and interpreting of the magnetic tape data.

Operating Expenses

We incurred operating expenses of $1,561,776 during the year ended December 31, 2017, compared to $1,843,358 for the year ended December 31, 2016. This $281,582 decrease was driven by a $215,958 increase in professional fees (from legal fees incurred in the recovery of $779,287 from the Glenny & Maskell class action suit ), a $30,330 reduction in wages from less full-time equivalent (FTE) employees, $84,923 reduction of additional operational expenses from cost management and $382,287 from reduction in depreciation and accretion expenses. For the years ended December 31, 2017 and 2016 compensation expense includes $163,170 and $120,667 for shares of common stock issued for services. A breakdown of the components of operating expenses for the fiscal years ended December 31, 2017 and 2016, are as follows:

Operating Expenses
	For the Twelve Months Ended December 31,
	2017	2016
Selling, General and Administrative expenses
Professional Fees	$342,458	$126,500
Compensation	634,500	664,830
Other	193,175	278,098
Depreciation & Accretion	391,643	773,930
Total Operating Expenses	$1,561,776	$1,843,358

Non-Operating Expenses

Interest Expenses

For the year ended December 31, 2017, we incurred net interest expense of $935,902 as compared to $780,675 for the year ended December 31, 2016.

Income Tax Expenses

For the years ended December 31, 2017, and 2016, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the years ended December 31, 2017 and 2016, we incurred $0 current income tax or future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $1,474,005 for the year ended December 31, 2017 as compared to a net loss of $5,700,035 for the year ended December 31, 2016. The primary reason for the decrease in net loss were from a $215,958 increase in professional fees (from legal fees incurred in the recovery of $779,287 from the Glenny & Maskell class action suit ), a $30,330 reduction in wages from less full-time equivalent (FTE) employees, $84,923 reduction of additional operational expenses from cost management ,$382,287 from reduction in depreciation and accretion expenses and $$3,075,157 decrease in impairment loss. In 2017, other income of $87,771 consisted mainly of $935,902 of interest expenses on short-term loans and secured debt, a $13,158 impairment loss of property plant and equipment. A $255,676 gain from sale of land and building and a $779,287 income from the settlement of the class action suit. In 2016, other expense of $3,870,189 consisted mainly of our $3,088,314 impairment of deposits, property, plant and equipment, and interest expenses on short term loans and secured debt $780,675.

Liquidity and Capital Resources

We do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors. We intend to source additional capital through the sale of our equity and debt securities and other financing methods. We plan to use the cash proceeds from any financing to complete the repairs on Processors #3 to resume production of fuels for pilot runs and customer demonstrations. At December 31, 2017, we had a cash balance of $172,286. Our principal sources of liquidity in 2017 was from the sale of the property located at 1783 Allanport Road, Thorold, Ontario, Canada and proceeds from the settlement of the Glenny and Maskell (Canadian Insurance Broker) lawsuit. Our principal sources of liquidity in 2016 were the proceeds from the related party short-term loans from our chief executive officer, and proceeds from the sale of related –party and non-related party secured long –term debt.

As discussed earlier in this MD&A, our processors are currently idle and, thus, we are not producing fuel or generating fuel sales. Furthermore, we have shifted our business strategy to processor sales, rather than fuel sales. Our current cash levels are not sufficient to enable us to make the required repairs to our processors or to execute our business strategy as described in this Report. As a result, we intend to seek significant additional capital through the sale of our equity and debt securities and other financing methods to enable us to make the repairs, to meet ongoing operating costs and reduce existing current liabilities. We also intend to seek to cash advances or deposits under any new processor sale agreements and/or related technology licenses. Management currently anticipates that the processors will remain idle until at least late 2018 and then pilot, or demo, runs for sale of processors. Due to the many factors and uncertainties involved in capital markets transactions, there can be no assurance that we will raise sufficient capital to allow us to resume operations in 2018, or at all. In the interim, we anticipate that our level of operations will continue to be nominal, although we plan to continue to market our P2O processors with the intention of making additional P2O processor sales and technology licenses.

Our limited capital resources and recurring losses from operations raise substantial doubt about our ability to continue as a going concern and may adversely affect our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The following table provides a comparative summary of our cash flows for the fiscal years ended December 31, 2017 and 2016.

Cash Flow from Operating Activities
	For the Twelve Months Ended December 31,
	2017	2016
Net Loss	(1,474,005)	(5,700,035)
Net cash used in operating activities	(184,424)	(830,480)
Cash flow from investing activities
Net cash used in investing activities	(101)	(101)
Cash flows from Financing activities:
Net cash provided by financing activities	85,913	1,082,991
Cash and cash equivalents at beginning of period	270,898	18,488
Cash and cash equivalents at end of period	172,286	$270,898

Cash Flow from Operations

Cash used in operations was $184,424 and $830,480 for the years ended December 31, 2017 and 2016, respectively. In 2017 and 2016 cash was mainly used to continue funding the minimum operating costs. In 2017, the Glenny and Maskell settlement provided cash in the amount of $524,010, net of legal expenses.

Cash Flow from Investing Activities

Cash used in investing was $101 for the years ended December 31, 2017 and 2016 and was attributable to restricted cash.

Cash Flow from Financing Activities

Cash flow from financing activities was $85,913, and $1,082,991, for the years ended December 31, 2017 and 2016, respectively. For 2017 and 2016, these amounts were mainly driven by the proceeds sale of property in Ontario, Canada, Glenny Maskell settlement and amounts received from short-term notes from related parties

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the years ended December 31, 2017 and 2016, other than operating leases, as discussed in Note 8.

Transactions with Related Parties

From June 2014 to December 31, 2017, Mr. Richard Heddle, the Company’s President and Chief Executive Officer, made several personal loans to the company to provide working capital. As of December 31, 2017 and December 31, 2016, the aggregate outstanding balance, including accrued interest at 4% per annum, was 1,969,121 and $1,695,926, respectively. (See Note 6).

From January 2016 to December 31, 2017, Mr. Heddle made several personal loans to the company to provide working capital. At December 31, 2017 and December 31, 2016, the aggregate outstanding balance, including accrued interest at 12% per annum, was $588,651 and $567,402, respectively. (See Note 6).

At December 31, 2017 the Company’s accounts payable and accrued expenses included a $132,217 (adjusted for currency fluctuation) outstanding balance due to Heddle Marine Services, a business controlled by Mr. Heddle. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued RRON Operation. In addition, in 2016, $12,500 was paid for feedstock analysis to a business in which Mr. Heddle holds a material financial interest.

On August 24, 2016, the Company issued to Hilander Limited, a business controlled by Mr. Jason Aspin, presently one of the Company’s directors, a $100,000 Secured Promissory Note bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. On October 12, 2017, Mr. Aspin was appointed a Board member of the Company. As of December 31, 2017 and December 31, 2016, the aggregate outstanding balance, including accrued interest at 12% per annum, was 115,276 and $102,368, respectively. (See Note 6).

On October 18, 2016. the Company issued to Atlantic Advances Power Technologies, a business controlled by Mr. Aspin, a $400,000 Secured Promissory Note bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to four hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. Mr. Aspin was appointed a Board member of Plastic2Oil, Inc. As of December 31, 2017 and December 31, 2016, the aggregate outstanding balance, including accrued interest at 12% per annum, was $443,757 and $389,847, respectively. (See Note 6).

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2017, there were no installed marine vessel processors pursuant to the contract.

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

Restricted Cash

At December 31, 2017 and December 31, 2016 the Company had $100,524 and $100,423, respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts for December 31, 2017 and December 31, 2016 was $0 and $23,785, respectively.

Inventories

Inventories, which consist primarily of plastics, costs to process the plastic and processed fuel are stated at the lower of cost or market. We use an average costing method in determining cost. Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary. As of December 31, 2017 and 2016, reserves for obsolescence were $412,128.

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

As of December 31, 2017 and 2016, we recorded impairment losses of $13,158 and $3,088,314, respectively. The charge in 2017 relates specifically to the sale of the property at 1783 Allanport Road, Thorold, Ontario, Canada. The charge in 2016 relates specifically to Deposits for Processor #4 and #5, Processor #3 and construction in process parts and spare parts used in Processor #3 and #2 respectively.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the unaudited condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the unaudited condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. The December 31, 2017 and 2016 assessment, amounted to a net increase of $0 and $23,000, respectively. As of December 31, 2017 and December 31, 2016, both the carrying value of the asset retirement obligations were $64,000.These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure. This liability is included in other long-term liabilities.

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

Deposits

Deposits represent utility services deposit and payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. As at December 31, 2017 and December 31, 2016, the carrying value of the deposits were $10,000 and $27,662 respectively.

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

P2O equipment and catalyst sales are recognized when the customer take possession of the items since title to the goods and the risk of loss transfers from P2O to Customer upon delivery. Royalty fee from production are recognized when the customer produces fuel from its P2O processors and related equipments. License fees from the use of our catalyst and a set up fee and service fee are recognized when the customer is in production mode.

Shipping and Handling Costs

The Company’s shipping and handling costs of $0 and $0 for the years ended December 31, 2017 and 2016, respectively, are included in cost of goods sold for the periods presented. Shipping and handling costs related to the purchase of inventory items are capitalized to inventory and expensed to cost of sales when the related inventory is sold for the periods presented.

Advertising costs

The Company expenses advertising costs as incurred. Advertising costs were $0 and $0 for the years ended December 31, 2017 and 2016, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

Research and Development

Research and development costs are charged as operating expense of the Company as incurred. For the years ended December 31, 2017, and 2016, the Company did not expense any research and development costs.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gain of $57,301 and loss of $100 for monetary items are included as general and administrative expenses in the condensed consolidated statements of operations for the twelve months ended December 31, 2017 and 2016, respectively. The 2017 foreign exchange gain results from the payoff of the 1783 Allanport property mortgage. Resulting differences are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2017 and 2016. The Company files tax returns in the U.S. federal and state jurisdictions as well as a foreign country. The years ending December 31, 2013 through December 31, 2017 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the year ended December 31, 2017, potential dilutive common stock equivalents consisted of 4,850,000 shares underlying common stock warrants and 6,580,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because they would be antidilutive. For the year ended December 31, 2016, potential dilutive common stock equivalents consisted of 14,950,000 shares underlying common stock warrants and 6,650,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because they would be antidilutive.

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

There were no revenue and accounts receivable for the year ended December 31, 2017. During the years ended December 31, 2016, 100% of total net revenues were generated from a single customer and segment, Data Business. As of December 31, 2016, one customer and segment, Data Business, accounted for 100.0% of accounts receivable.

During the years ended December 31, 2017 and 2016 two and four suppliers, respectively, accounted for 34.3% and 28.4% of accounts payable, respectively.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced negative cash flows from operations since inception, have a history of net losses from continuing operations of $51,474,005 and $5,700,035 for the years ended December 31, 2017 and 2016, respectively, and have an accumulated deficit of $79,418,137 at December 31, 2017. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity financings and issuance of secured long-term debt.

Financial Instruments and Other Instruments

We do not have any outstanding financial instruments and/or other instruments.

Disclosure of Outstanding Securities

As of April 2, 2018, we had 124,756,158 shares of common stock issued and outstanding.

In conjunction with the Company’s 2012 Long Term Incentive Plan, options to purchase 1,040,000 shares of common stock with the exercise price of $1.50, 240,000 shares of common stock with the exercise price of $0.38, 3,100,000 shares of common stock with the exercise price of $0.05 have been issued and outstanding at December 31, 2017.2,380,000 shares are vested at December 31, 2017.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of December 31, 2017 and 2016 was $2,557,772 and $2,263,328 respectively.

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

There were no revenue and accounts receivable for the year ended December 31, 2017. During the years ended December 31, 2016, 100% of total net revenues were generated from a single customer and segment, Data Business. As of December 31, 2016, one customer and segment, Data Business, accounted for 100.0% of accounts receivable.

During the years ended December 31, 2017 and 2016 two and four suppliers, respectively, accounted for 34.3% and 28.4% of accounts payable, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Plastic2Oil, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Plastic2Oil, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two- year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 7 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A.

We have served as the Company’s auditor since 2014.

Palm Beach Gardens, Florida

April 2, 2018

D. Brooks and Associates CPA’s, P.A. 4440 PGA Boulevard Suite 104, Palm Beach Gardens, FL 33410 – (561) 429-6225

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2017	As of December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$172,286	$270,898
Restricted cash (Note 2 )	100,524	100,423
Accounts receivable, net of allowance of $0 and $22,994, respectively.	-	21,950
Prepaid expenses and other current assets	12,386	14,907
TOTAL CURRENT ASSETS	285,196	408,178

PROPERTY, PLANT AND EQUIPMENT, NET:
Property, plant and equipment, net (Note 4)	1,525,918	1,552,613
Property, plant and equipment, net - held for sale	-	287,124
TOTAL PROPERTY, PLANT AND EQUIPMENT	1,525,918	1,839,737
Deposits (Note 2)	10,000	27,662

TOTAL ASSETS	$1,821,114	$2,275,577

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,878,821	$2,036,469
Accrued expenses	2,607,561	2,310,679
Demand promissory note – related party, current portion (Note 6)	7,304,262	2,263,328
Mortgages payable and capital leases (Note 8)	21,362	227,455
TOTAL CURRENT LIABILITIES	11,812,006	6,837,931

LONG-TERM LIABILITIES:
Asset retirement obligations (Note 2)	65,920	64,000
Secured promissory notes – related party (Note 6)	1,972,219	5,782,846
Secured promissory notes (Note 7)	115,802	102,838
TOTAL LONG-TERM LIABILITIES	2,153,941	5,949,684

TOTAL LIABILITIES	13,965,947	12,787,615

Commitments and contingencies ( Note 9)

STOCKHOLDERS’ DEFICIT:
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 shares issued and outstanding	124,756	124,756
Additional paid in capital	67,176,993	67,113,822
Accumulated other comprehensive income (loss)	(28,445)	193,516
Accumulated deficit	(79,418,137)	(77,944,132)
TOTAL STOCKHOLDERS’ DEFICIT	(12,144,833)	(10,512,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,821,114	$2,275,577

The accompanying notes are an integral part of the consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended December 31,
	2017	2016
SALES
P2O	$-	$-
Other	-	21,950
TOTAL SALES	-	21,950

COST OF SALES
P2O	-	-
Other	-	8,438
TOTAL COST OF SALES	-	8,438

GROSS PROFIT	-	13,512

OPERATING EXPENSES
Selling general and administrative expenses
Professional Fees	342,458	126,500
Compensation	634,500	664,830
Other	193,175	278,098
Depreciation of property, plant and equipment and accretion of long-term liability	391,643	773,930
TOTAL OPERATING EXPENSES	1,561,776	1,843,358

LOSS FROM OPERATIONS	(1,561,776)	(1,829,846)

OTHER (INCOME) EXPENSES
Impairment loss - property, plant and equipment	13,158	3,088,315
Gain on disposal of property, plant and equipment	(255,676)	-
Interest expense, net	935,902	780,675
Other (income) expense, net	(781,155)	1,199
TOTAL OTHER (INCOME) EXPENSES	(87,771)	3,870,189

LOSS BEFORE INCOME TAXES	(1,474,005)	(5,700,035)

Provision for Income taxes	-	-

NET LOSS	(1,474,005)	(5,700,035)

Basic and diluted loss per share	$(0.01)	$(0.05)

Basic and diluted weighted average number of shares outstanding (Note2)	124,756,158	124,756,158

The accompanying notes are an integral part of the consolidated financial statements.

F-3

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Twelve Months Ended December 31,
	2017	2016

NET LOSS	$(1,474,005)	$(5,700,035)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX
Foreign currency items	(221,961)	38,438
COMPREHENSIVE LOSS	$(1,695,966)	$(5,661,597)

The accompanying notes are an integral part of the consolidated financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2017, and 2016

	Common Stock $0.001 Par Value		Common Stock to be issued		Additional Paid	Accumulated	Other Comprehensive	Total Stockholder
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Equity

BALANCES - DECEMBER 31, 2015	124,756,158	$124,756	0	$(0)	$66,981,154	$(72,244,097)	$231,954	$(4,918,233)

To book Stock compensation expense related to granting of stock options at $0.17	-	-	-	-	90,000	-	-	90,000

To book Stock compensation expense related to granting of stock options at $0.05	-	-	-	-	30,667	-	-	30,667

Warrants issued with 12% secured Notes	-	-	-	-	71,030	-	-	71,030

Warrants subscribed in 2016 net of discounts	-	-	-	-	(59,029)	-	-	(59,029)

Foreign currency adjustment	-	-	-	-	-	-	(38,438)	(38,438)

Net loss	-	-	-	-	-	(5,700,035)	-	(5,700,035)

BALANCES - DECEMBER 31, 2016	124,756,158	$124,756	0	$(0)	$67,113,822	$(77,944,132)	$193,516	$(10,524,038)

The accompanying notes are an integral part of the consolidated financial statements.

(Continued next page)

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2017, and 2016

	Common Stock $0.001 Par Value		Common Stock to be issued		Additional Paid	Accumulated	Other Comprehensive	Total Stockholder
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	Deficit

BALANCES - DECEMBER 31, 2016	124,756,158	124,756	0	$(0)	$67,113,822	$(77,944,132)	$193,516	$(10,512,038)

To book Stock compensation expense related to granting of stock options at $0.05	-	-	-	-	63,170	-	-	63,170

Foreign currency adjustment	-	-	-	-	-	-	(221,961)	(221,961)

Net loss	-	-	-	-	-	(1,474,005)	-	(1,474,005)

BALANCES - DECEMBER 31, 2017	124,756,158	124,756	0	$(0)	$67,176,992	$(79,418,137)	$(28,445)	$(12,144,834)

The accompanying notes are an integral part of the consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended December 31,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(1,474,005)	$(5,700,035)
Reconciliation of net loss to net cash used in operations:
Depreciation of property plant and equipment	193,187	579,217
Accretion of long-term liability	198,935	194,270
Impairment loss - property, plant and equipment	13,158	3,088,315
Accrued interest expense	928,874	742,409
Stock options issued for services	63,170	120,667
Gain on sale of property plant and equipment	(255,676)	-
Other	-	732
Working capital changes:
Accounts receivable	21,950	(18,605)
Prepaid expenses and other current assets	20,184	5,103
Accounts payable	(169,861)	(90,752)
Accrued expenses	275,660	248,199
NET CASH USED IN OPERATING ACTIVITIES	(184,424)	(830,480)

CASH FLOW FROM INVESTMENT ACTIVITIES:
Increase in restricted cash	(101)	(101)
NET CASH USED IN INVESTING ACTIVITIES	(101)	(101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of property, plant and equipment	365,070	-
Proceeds from short-term loans – related party	-	525,566
Proceeds from long-term loans		100,000
Proceeds from long-term loans – related party		500,000
Repayment of mortgages and capital leases	(279,157)	(42,575)
NET CASH PROVIDED BY FINANCING ACTIVITIES	85,913	1,082,991

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(98,612)	252,410

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	270,898	18,488

CASH AND CASH EQUIVALENTS AT END OF YEAR	$172,286	$270,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$7,796	$15,590

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

On September 30, 2009, the Company acquired Pak-It, LLC (“Pak-It”), and the operator of a bulk chemical processing, mixing, and packaging facility. It also has developed and patented a delivery system that packages condensed cleaners in small water-soluble packages. In February 2012, the Company sold substantially all of the assets of Pak-It and as a result, the operations of Pak-It have been classified as discontinued operations for the years presented (Note 16).

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations of $1,474,005, and $5,700,035 for the years ended December 31, 2017 and 2016, respectively, and has a working capital deficit of $11,526,809 and an accumulated deficit of $79,418,137, at December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings, loans form related party and issuance of secured long-term debt.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2017 and December 31, 2016, the Company has cash of $172,286 and $270,898, respectively.

Restricted Cash

As of December 31, 2017 and 2016, the Company had $100,524 and $100,423, respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company. The performance bond is required by the State of New York for fuel distributors in perpetuity.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts as of December 31, 2017 and 2016 were $0 and $22,994, respectively.

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

During the year ended December 31, 2017 and 2016, the Company recorded impairment losses on deposits and property, plant and equipment of $13,158 and $3,088,315, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of December 31, 2017 and December 31, 2016, the carrying value of the asset retirement obligations was $65,920 and $64,000, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.

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

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Resulting differences are immaterial to the financial statements as a whole. Foreign exchange gain of $57,301 and loss of $100 are included as general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at December 31, 2017 and 2016. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country. The years ended December 31, 2013 through December 31, 2017 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the year ended December 31, 2017, potential dilutive common stock equivalents consisted 4,850,000 shares underlying common stock warrants and 6,580,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect is anti-dilutive. For the year ended December 31, 2016, potential dilutive common stock equivalents consisted 14,950,000 shares underlying common stock warrants and 6,650,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because of their effect is anti-dilutive.

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

There were no revenue and accounts receivable for the year ended December 31, 2017. During the years ended December 31, 2016, 100% of total net revenues were generated from a single customer and segment, Data Business. As of December 31, 2016, one customer and segment, Data Business, accounted for 100.0% of accounts receivable.

During the years ended December 31, 2017 and 2016 two and four suppliers, respectively, accounted for 34.3% and 28.4% of accounts payable, respectively.

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

We will generate the majority of our revenues from P2O processor and related equipment sale, royalty fee from fuel production and licensing fee for the use of our catalyst and a set up and service fees. The impact of the ASU adoption for each type of billing arrangement is as follows:

P2O processor and equipment sale – The Company will use the right-to-invoice practical expedient to account for shipment of the P2O equipment and its billing arrangements when the Company has a right to consideration from a customer in an amount that corresponds directly with the value. This is consistent with the Company’s current revenue recognition policy.

Royalty fee from production volume - The Company will recognize revenues as individual production using a measure of progress that is based on the customer production reports.

Licensing fee for the use of our catalyst - The Company will use the right-to-invoice practical expedient to account for shipment of the Catalyst and its billing arrangements when the Company has a right to consideration from a customer in an amount that corresponds directly with the value. This is consistent with the Company’s current revenue recognition policy.

Set up and service fees - The Company will use the right-to-invoice practical expedient to account for shipment of the P2O equipment and its billing arrangements when the Company has a right to consideration from a customer in an amount that corresponds directly with the value. This is consistent with the Company’s current revenue recognition policy.

The Company is in its final stages of quantifying the financial impacts of the new guidance based on the contracts that exist at the date of adoption, as well as evaluating presentation of our revenues and required enhancements to disclosures. We expect that the new standard will have an immaterial impact on our consolidated financial statements, other than increased disclosures, upon adoption. Changes to revenue recognition as a result of applying the new standard will largely arise from certain contingent or success fee arrangements as described above.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of this guidance did not impact our consolidated financial statements.

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

NOTE 3 – INVENTORIES

Inventories consist of the following at December 31,:

	2017	2016
Raw materials	$410,089	$410,089
Finished goods	2,039	2,039
Obsolescence reserve	(412,128)	(412,128)

Total inventories	$-	$-

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consist of the following at:

As of December 31, 2017	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(40,635)	$177,419
Machinery and office equipment	1,626,379	(1,385,432)	240,947
Furniture and fixtures	16,368	(16,368)	-
Land	243,859	-	243,859
Asset retirement obligation	58,363	(9,799)	48,564
Office and industrial buildings	1,084,899	(271,672)	813,227
Equipment under capital lease	53,257	(51,355)	1,902
Total	$3,301,179	$(1,775,261)	$1,525,918

As of December 31, 2016	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(32,029)	$186,025
Machinery and office equipment	1,738,414	(1,539,203)	199,211
Furniture and fixtures	16,368	(16,368)	-
Land	273,118	-	273,118
Asset retirement obligation	58,363	(7,101)	51,262
Office and industrial buildings	1,433,523	(312,912)	1,120,611
Equipment under capital lease	53,257	(43,747)	9,510
Total	$3,791,097	$(1,951,360)	$1,839,737

At December 31, 2017 and 2016, the Company recognized $190,009, and $578,108, respectively, of depreciation expense. At December 31, 2017 and 2016, machinery and equipment with a cost of $53,257 and $53,257 and accumulated amortization of $51,355 and $43,746, respectively, were under capital lease. During the periods ended December 31, 2017 and 2016, the Company recognized $7,608, and $7,608, respectively, of depreciation expense related to these assets under capital lease.

At December 31, 2017 and 2016, we recorded impairment loss on deposits and property, plant and equipment of $13,158 and $3,088,315, respectively in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The charge in 2017 relates specifically to the sale of the 1783 Allanport property. The charges in 2016 relates to impairment of the reactors for Processor #2 and #3 which will be used for customer demonstration, spare parts for Processor #2 and #3,deposits and construction in progress materials for Processor #4 and #5.

At December 31, 2016, $257,865 of land, office and industrial building were classified as property,plant and equipment, net – held for sale. On March 31, 2017, the Company sold the land, office and industrial building.

NOTE 5 - INCOME TAXES

The following table summarizes the activities for the year ended December 31,:

	2017	2016
Statutory tax rate:
U.S.	34%	34%
Foreign	26.5%	26.5%

Loss from operations before recovery of income taxes:
U.S.	$(1,603,917)	$(5,498,587)
Foreign	129,912	(201,448)
	(1,474,005)	$(5,700,035)

Expected income tax recovery	(510,905)	$(1,834,259)

Permanent differences	1,889	1,771
Other adjustments	(7,122,672)	(853,583)
Change in Tax Rate	7,019,512	-
Increase in valuation allowance	612,176	978,905

Income tax recovery from continuing operations	$-	$-

The Company’s income tax recovery is allocated as follows:

The Company’s deferred tax assets and liabilities as at December 31, are as follows:

	2017	2016
Deferred Tax Assets
Non-capital losses	$13,700,176	$19,787,656
Reserve – Contingency	81,415	151,613
Property, plant and equipment	258,553	394,348
Accounts receivable	146,965	237,944
Accrued expenses	317	514
Fees and Payroll in Stocks and Options	236,756	361,399
Impairment Reserve	490,680	788,789
Other	1,255	2,032
	14,916,118	21,724,295
Deferred Tax Liabilities
Property, plant and equipment	(462,779)	(768,111)

Less: Valuation allowance	(14,453,3391)	(20,956,184)
	$-	$-

The Company has $46,166,933 of US and $5,928,358 of foreign, non-capital income tax losses and they expire in the year 2037.

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the years ended December 31, 2017 and 2016, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada. The Company had no income tax expense on its $1,474,005 and $5,439,315 losses for the years ended December 31, 2017 and 2016, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of December 31, 2017 and 2016, the Company had no uncertain tax positions.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Corporation’s net deferred tax asset, as of December 31, 2017, was an approximately $7,000,000 decrease in deferred tax assets, with a corresponding decrease in the Company’s valuation allowance, and no impact on income tax expense. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation.

Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The years ended December 31, 2013 through December 31, 2017 are open tax years.

NOTE 6 – SECURED PROMISSORY NOTES - RELATED PARTY

Related Party notes payable consists of the following at periods ended:

	As of December 31, 2017	As of December 31, 2016
Secured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum.	$1,969,121	$1,695,926

Secured Demand Promissory Note (provided by a related party) bearing interest of 12% per annum.	588,651	567,402

Secured Promissory Notes (provided by a related party -$1,000,000 in November 19, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,413,186	1,248,894

Secured Promissory Notes (provided by a related party - $1,000,000 in August 29, 2013 and $2,000,000 in September 31, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54 per share and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	4,746,490	4,041,737

Secured Promissory Note -$100,000 in August 24, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	115,276	102,368

Secured Promissory Note -$400,000 in October 18, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	443,757	389,847

Total	9,276,481	8,046,174
Short Term Demand Notes Payable	$2,557,772	$2,263,328
Short Term Secured promissory notes – related party	$4,746,490	$-
Long Term Secured promissory notes – related party	$1,972,219	$5,782,847
ShortTerma and Long Term promissory notes – related party	$6,718,709	$5,782,847

Continuity of Secured Promissory Notes – Related Party	As of December 31, 2017	As of December 31, 2016
Face value of November 19, 2014 secured note payable	$1,000,000	$1,000,000
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Face value of August 25, 2016 secured note payable	100,000	100,000
Face value of October 18, 2016 secured note payable	400,000	400,000
Total face value of promissory notes payable	4,500,000	4,500,000
Discount on November 19, 2014 secured notes payable (1,000,000 warrants)	(58,082)	(58,082)
Discount on August 29, 2013 secured note payable (1,000,000 warrants)	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable (2,000,000 warrants)	(600,400)	(600,400)
Discount on August 24, 2016 secured notes payable (100,000 warrants)	(2,000)	(2,000)
Discount on October 18, 2016 secured notes payable (500,000 warrants)	(20,000)	(20,000)
Accretion of discount on secured notes payable ($4,000,000 secured note payable)	818,480	624,744
Accretion of discount on secured notes payable ($500,000 secured note payable)	5,200	800
Interest on secured notes payable($4,000,000 secured note payable)	2,309,878	1,634,570
Interest on secured notes payable($500,000 secured note payable)	75,833	13,814
Carrying value of Short Term and Long Term Secured Promissory Notes	$6,718,709	$5,782,847

The following annual payments of principal and interest are required over the next five years in respect to these short term and long term related party secured notes payables:	9,276,481

Years Ending December 31,	Annual Payments

2018	7,304,262
2019	1,413,186
2020	-
2021	559,033
Total	$9,276,481

NOTE 7 – SECURED PROMISSORY NOTES

Secured notes payable consists of the following at periods ended:

	As of December 31, 2017	As of December 31, 2016

Secured Promissory Note -$100,000 in August 10, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	115,802	102,838
Total	115,802	102,838
Less: current portion	-	-
Secured promissory notes	$115,802	$102,838

Continuity of Secured Promissory Notes	As of December 31, 2017	As of December 31, 2016
Face value of August 10, 2016 secured note payable	$100,000	$100,000
Total face value of promissory notes payable	100,000	100,000
Discount on August 10, 2016 secured notes payable (100,000 warrants)	(2,000)	(2,000)
Accretion of discount on secured notes payable ($100,000 secured note payable)	533	133
Interest on secured notes payable($500,000 secured note payable)	17,269	4,705
Carrying value of Secured Promissory Notes	$115,802	$102,838

The following annual payments of principal and interest are required over the next five years in respect to these secured notes payable:

Years Ending December 31,	Annual Payments
2017	$-
2018	-
2019	-
2020	-
2021	115,802
Total	$115,802

NOTE 8 - MORTGAGES PAYABLE AND CAPITAL LEASES

The Mortgages Payable and Capital Leases consists of the following at periods ending:

	As of December 31, 2017		As of December 31, 2016
Mortgage in the amount of $280,000 Canadian dollars, bears simple interest at 7% per annum, secured by the land and building, and matured on June 15, 2015. Principal and interest were due, in their entirety, at maturity. In consideration for 10,000 shares, the maturity was extended from June 15, 2015 to December 15, 2015 and subsequently to June 15, 2016 by the Mortgage holder. The mortgage was repaid on March 31, 2017.	$-	(1)	$206,910	(1)

Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matured on May 10, 2016, Principal and interest were due, in their entirety, at maturity. The maturity was extended to May 10, 2016 by the Lessor. The capital lease is in default.	21,362	(2)	20,546	(2)

Total	21,362		227,455
Less: current portion	21,362		227,455
Mortgages payable and capital leases	$-		$-

(1) Based on $280,000 Canadian dollars converted to U.S. Dollars using the conversion rate on December 31, 2016.

(2) Includes accrued interest

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by the Company’s chief executive officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2017, there were no currently installed marine vessel processors pursuant to the contract.

At December 31, 2016, we recorded impairment loss $1,448,464 on the deposits in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company will be required to pay approximately $235,000 upon the delivery of these assets which is expected occur with the delivery of processor #4 and processor #5. As of December 31, 2017, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of its operations.

Contingencies

As of December 31, 2017, the Company is involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Warrants

The following table summarizes the activities for the years ended December 31, 2017 and 2016:

		Weighted	Weighted
	Warrants	Average	Average
	Number	Exercise Price	Remaining Term
OUTSTANDING, December 31, 2015	14,350,000	$0.19	1.8
Issued	600,000	0.12	4.9
OUTSTANDING, December 31, 2016	14,950,000	$0.18	0.9
Expired	10,100,000	0.09
OUTSTANDING, December 31, 2017	4,850,000	$0.38	1.3

Pursuant to a secured debt issuances on August 10, 2016, August 24, 2016 and October 25, 2016, the Company issued 600,000 warrants, to purchase shares of common stock for $0.12 per share to the holder of the secured debt. The warrants have a five year term from the date of issuance, as such the corresponding expiry dates are August 10, 2021, August 25, 2021 and October 25, 2021 respectively. The Company allocated $24,000 of the proceeds to the warrants based on their relative fair value. Such amount was recorded as a discount against the debt and in being amortized in to interest expense through the maturity date of the debt. The relative fair value of the warrants was determined on the date of the grant using the Black-Scholes pricing model with the following assumptions:

2016
Expected life (in years)	7.00
Risk-free interest rate	0.05%
Expected volatility	152.09%-306.83
Expected dividend yield	0%

There were no warrants issued during the twelve months ended December 31, 2017. 10,600,000 warrants issued during the 2014 subscriptions expired in 2017.

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

Valuation of Awards

The per-share fair value of each stock option granted during the year ended December 31, 2017 and 2016 was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	2017	2016
Expected life (in years)	7.0	7.00
Risk-free interest rate	2.5%	0.05%
Expected volatility	311.98	306.83
Expected dividend yield	0%	0%

Stock Options-2012 Plan

There were 50,000 options granted during the year ended December 31, 2017. There were 3,000,000 options granted during the year ended December 31, 2016. For years ended December 31, 2017 and 2016, the Company recorded stock-based compensation expense (included in selling, general and administrative expense) of $63,170 and $419,331, respectively, related to stock options. As of December 31, 2017, 2,380,000 options are vested (1,040,000 at $1.50 per share, 240,000 at $0.38 per share, and 1,100,000 at $.005 per share).

A summary of stock option activity for the years ended December 31, 2017 and 2016 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Stock Options	Exercise Price	Intrinsic Value (1)

Balance as of December 31, 2015	1,628,000	$1.30	$-
Issued	3,000,000	0.05	-
Expired	(238,000)	0.38	-
Balance as of December 31, 2016	4,390,000	$1.12	$-
Expired	(60,000)	0.38	-
Issued	50,0000	$0.05	$-
Balance as of December 31, 2017	4,380,000	0.42
Exercisable as of December 31, 2017	2,330,000	$0.72	$-
Equity awards available for grant, net of restricted stock (811,576) at December 31, 2017	4,808,424

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.

Restricted Stock

The fair value of the restricted stock is expensed ratably over the vesting period. During the years ended December 31, 2017 and 2016, the Company recorded stock-based compensation expense related to restricted stock of approximately $63,170 and $120,667, respectively.

2016 Incentive Plan (Rahoul S Banerjea)

On October 25, 2016, the Board awarded Rahoul S Banerjea, the chief financial officer 2,250,000 options to purchase shares of common stock at $0.17 per share. This grant was independent of the Company’s 2012 long term incentive plan. The purpose of this award was to further incentivize Mr. Banerjea and promote the interests of the Company, its subsidiaries and its stockholders by enabling the Company and its subsidiaries to attract, retain and motivate executive employees of the Company and/or its subsidiaries, and to align the interests of those individuals and the Company’s stockholders. At December 31, 2016, all 2,250,000 were vested and an expense of $90,000 was recognized.

Stock Options-2016 Plan

A summary of stock option activity for the years ended December 31, 2017 and 2016 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Stock Options	Exercise Price	Intrinsic Value (1)
Balance as of December 31, 2015	-	$-	$-
Issued	2,250,000	0.17	-
Balance as of December 31, 2016	2,250,000	$0.17	$-
Balance as of December 31, 2017	2,250,000	$0.17	$-
Exercisable as of December 31, 2017	2,250,000	$0.17	$-

NOTE 12 – RETIREMENT PLAN

The Company adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. employees which complies with section 401(k) of the Internal Revenue Code. The Company does not currently match any of the employee contributions. Employees are not required to make contributions into the fund. For the years ended December 31, 2017 and 2016, $31,051 and $30,460 respectively were contributed by employees. Total administrative expense under this plan was $3055, and $2,097 for the years ended December 31, 2017, and 2016 respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS AND BALANCES

From June 2014 to December 31, 2017, Mr. Heddle, the Company’s Chief Executive Officer, or his affiliated companies made several personal loans to the company to provide working capital. As of December 31, 2017, the current aggregate outstanding balance, including accrued interest at 4% per annum, due and owing to Mr. Heddle was $1,969,121. (See Note 6).

On February 11, 2016, the Company issued a promissory note in favor of Richard Heddle, the Company’s President, Chief Executive Officer and Chairman of the Company’s board of directors, to memorialize various advances which were made by Mr. Heddle to the Company from February 11, 2016 until March 31, 2016. As of December 31, 2017, the current aggregate outstanding balance including accrued interest at 12% per annum was $588,651. (See Note 6).The promissory note bears interest at the rate of 12% per annum. All principal and interest on the promissory note is due and payable in full by the Company on demand. The repayment of promissory note will be secured by assets of the Company. The proceeds of these advances are being used for working capital purposes.

At December 31, 2017 and 2016, the company’s accounts payable and accrued expenses included $132,217 and $132,218, respectively, outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued (RRON) Operation. In addition, in 2016, $12,500 was paid for feedstock analysis to a business where Mr.Richard Heddle holds a material financial interest.

On August 24, 2016, the Company issued to Hilander Limited, a business controlled by Mr. Jason Aspin, presently one of the Company’s directors, a $100,000 Secured Promissory Note bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. On October 12, 2017, Mr. Aspin was appointed a Board member of the Company. As of December 31, 2017 and December 31, 2016, the aggregate outstanding balance, including accrued interest at 12% per annum, was 115,276 and $102,368, respectively. (See Note 6).

On October 18, 2016. the Company issued to Atlantic Advances Power Technologies, a business controlled by Mr. Aspin, a $400,000 Secured Promissory Note bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to four hundred thousand shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. Mr. Aspin was appointed a Board member of Plastic2Oil, Inc. As of December 31, 2017 and December 31, 2016, the aggregate outstanding balance, including accrued interest at 12% per annum, was $443,757 and $389,847, respectively. (See Note 6).

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2017, there were no currently installed marine vessel processors pursuant to the contract.

NOTE 14 – SEGMENT REPORTING

During 2017 and 2016, the Company had two principal operating segments, Plastic2Oil and the Data Business. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer has been identified as the chief operating decision maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” The following tables show the operations of the Company’s reportable segments:

Year Ended December 31, 2017

	Data Recovery & Migration		P2O	Other		Total

Sales		$-	$-	$-			$-
Cost of Sales		$-	$-	$-			$-
Total Operating Expenses		$-	$410,583	$1,151,193			$1,561,776
Profit (Loss) from Operations	$		$(410,583)	$(1,151,193)			$(1,561,776)
Other Income (Expenses)		$-	$540	$87,231			$87,771
Net Income(Loss) from Continuing Operations	$		$(410,043)	$(1,063,962	)(1)		$(1,474,005)
Total Assets		$-	$1,130,516	$690,598			$1,821,114
Accounts Receivable	$		$-	$-		$
Inventories		$-	$-	$-			$-

Year Ended December 31, 2016

	Data Recovery & Migration	P2O	Other		Total

Sales	$21,950	$-	$-		$21,950
Cost of Sales	$8,438	$-	$-		$8,438
Total Operating Expenses	$-	$923,945	$919,413		$1,843,358
Profit (Loss) from Operations	$13,512	$(923,945)	$(919,413)		$(1,829,846)
Other Income (Expenses)	$-	$(3,089,934)	$(780,255)		$(3,870,189)
Net Income(Loss) from Continuing Operations	$13,512	$(34,933,292)	$(1,699,668	)(1)	$(5,700,035)
Total Assets	$-	$2,275,577	$-		$2,275,577
Accounts Receivable	$21,950	$-	$-		$21,950
Inventories	$-	$-	$-		$-

(1) Included Inter-company Receivable and Payables elimination

All receivables from the Data Recovery & Migration Business were generated in the United States for the year ended December 31, 20. For the year ended December 31, 2017 and 2016, there were no P2O sales.

As of March 31, 2012, due to the conclusion that the Company could not substantiate when a significant amount of revenues would be earned from the Data Business, all property, plant and equipment assets related to the Data Business were determined to be impaired and was recorded to write the assets down to $0. On March 2, 2017, the Data Business was sold to 2335524Ontario Inc. All other amounts included in the measure of segment profit or loss related to the Data business are not material. Other than as noted above, the amounts shown for Operating Expenses and Other Income (Expense) items on the consolidated statements of operations related to the P2O segment.

P2O assets include the Company headquarters and various machinery and equipment used at the aforementioned sites and at the Niagara Falls Facility. As of December 31, 2017, total long-lived assets of $1,330,780 and $195,138, were located in the United States and Canada, respectively As of December 31, 2016, total long-lived assets of $1,832,078 and $344,671 were located in the United States and Canada, respectively. The mortgage payable of $206,910 and the equipment capital lease which matured on June 15, 2016, both disclosed in Note 8, relate to assets held in Canada.

NOTE 15 – RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

There were no revenue and accounts receivable for the year ended December 31, 2017. During the years ended December 31, 2016, 100% of total net revenues were generated from a single customer and segment, Data Business. As of December 31, 2016, one customer and segment, Data Business, accounted for 100.0% of accounts receivable.

During the years ended December 31, 2017 and 2016 two and four suppliers, respectively, accounted for 34.3% and 28.4% of accounts payable,

Contingencies

As of December 31, 2017, the Company is involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

NOTE 16 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Regional Recycling of Niagara

During the third quarter of 2013, the Company determined that, due to the significant losses incurred by Regional Recycling of Niagara, and the continuous need to fund their operations through the Company’s Plastic2Oil operations, that it would shut down the operations of the facility. The decision to do this was based on the following factors:

●	The inventory processed over the prior months at Regional Recycling of Niagara was comingled with contaminated materials that made the significant majority of their inventory worthless without significant additional processing and labor;

●	The fixed assets utilized at the facility were old and beginning to become in need of significant repairs, which would have been a significant cost to maintain;

●	The pre-processing cost of plastic at Regional Recycling of Niagara was significant and was a hindrance to the Company becoming profitable on a cost per gallon of fuel basis; and

●	The Company leases the Recycling Facility in Thorold, Ontario, Canada with terms remaining of up to 14 years.

The property was vacated on November 10, 2015 and the lease was terminated on January 15, 2016 effective October 31, 2015 with no penalty for early termination. This resulted in adjusting the short-term and long-term obligations set up in 2013 to zero, which resulted in a $195,044 income. The results of operations from Regional Recycling of Niagara for the years ended December 31, 2017 and 2016 have been classified as discontinued operations.

NOTE 17 – SUBSEQUENT EVENTS

On February 16, 2018, the Company received a secured short term demand loan from Mr. Jason C. Aspin in the amount of CAD$100,000. Mr. Aspin is a director of the company. The funds are to be used towards ongoing operating expenses.

On March 2, 2018 the Data Business was sold to 2335524Ontario Inc. for $10,500. This was a cashless transaction as the sale proceeds will be used to offset Plastic2Oil outstanding payables to 2335524Ontario Inc.2335524 Ontario Inc. is a business owned by Mr. John Bordynuik, former employee, significant stockholder and founder of Plastic2Oil Inc.

On March 23, 2018, the Restricted cash (Note2) was released by the State of NY. The $100,524 will be used towards ongoing operating expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2017 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The company does not maintain separately designated audit, compensation, nominating and corporate governance committees.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (U.S. GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2017. Based on this assessment, management, including our principal executive officer and our principal financial officer, concluded that the Company’s internal controls over financial reporting were ineffective as of December 31, 2017.

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

There have been no changes in our internal controls during the year ended December 31, 2017.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of April 2, 2018, the names and ages of all of our directors and executive officers and all positions and offices held by such individuals. Each director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

Rick W. Heddle	52	President, CEO and Director

Philip J. Bradley	65	Director

Jason C. Aspin	51	Director

Lee C. Brain	50	Director

Rahoul S. Banerjea	67	Chief Financial Officer

Certain Biographical Information

The following summarizes the occupation and business experience of our officers and directors:

Richard W. Heddle, has served as a director and as the President and Chief Executive Officer of our company since August 14, 2013. Mr. Heddle is an entrepreneur with over 25 years of executive business experience. Since 1987, Mr. Heddle has been the owner and President of Heddle Marine Services, Inc., the largest marine repair firm that operates floating dry docks on the Canadian side of the Great Lakes. Mr. Heddle grew the company from a small start-up with two employees to a company that employs over 60 people. Mr. Heddle has significant expertise in logistics, supply chain analytics and managing production and brings over 25 years of comprehensive experience in fabrication, engineering and machinery. This experience and these qualifications led the Board to conclude that Mr. Heddle should serve as a director of our company.

Philip J. Bradley, has served as a director of our company since August 14, 2013. Mr. Bradley has over 35 years of executive accounting and business experience. For the past ten years, Mr. Bradley has been working in private practice as a Chartered Professional Accountant. Previously, Mr. Bradley worked as an Audit Manager and former partner of Grant Thornton Canada, where he worked for 29 years. Mr. Bradley also served two three-year terms in the firm’s national office, where he was responsible for recruitment, human resource administration, as well as providing support services to the firm’s professional practice offices. Mr. Bradley is a member of the Canadian Institute of Chartered Accountants and the Institute of Chartered Accountants of both Ontario and Nova Scotia. He received a Bachelor of Business Administration from the University of Prince Edward Island in 1975 and was admitted to the Institute of Chartered Accountants of Nova Scotia in 1976. This experience and these qualifications led the Board to conclude that Mr. Bradley should serve as a director of our company.

Jason C. Aspin, has served as a director of our company since October 12, 2017. He is the Chief Executive Officer and Chief Technology Officer of Aspin Kemp & Associates (AKA), a Canadian technology company providing innovation and solutions to marine and land based power, energy and power to process applications. Mr. Aspin cofounded AKA in 1996 and has served on AKA’s board of directors for 21 years. He is a graduate of the Canadian Coast Guard College Marine Engineering program. The Board has concluded that Mr. Aspin is qualified to serve as a director of the Company because of his 22 years of executive business experience in the industrial electrical, automation and mechanical industry.

Lee C. Brain, has served as a director of our company since October 12, 2017. He is the owner and operator of Hess Millwork, a custom commercial cabinetry manufacturing business that services architectural and commercial construction firms. He founded Hess Millwork in 1996 and currently manages and oversees sales, estimating and production management staff with a focus on logistics, safety and quality. The Board has concluded that Mr. Brain is qualified to serve as a director of the Company due to his 27 years of executive experience, as well as his significant experience in business strategy and decision-making

Rahoul S. Banerjea, has served as Chief Financial Officer of the Company since March 2014. Prior to joining the Company, from 2013 to March 2014, Mr. Banerjea was the principal of Matun Group LLC, a global professional services firm providing interim CFO and project management services, located in Sudbury, Massachusetts. From 2007 to 2013, Mr. Banerjea was a Partner, New England Practice, at Tatum, a national professional services firm providing leadership roles, located in Boston, Massachusetts. Prior to this period, Mr. Banerjea held senior financial management roles with technology start-ups and global technology companies. Mr. Banerjea is also a member of the Board of the American School of Madrid Foundation and a former member of the Board of the Boston Chapter Financial Executives International. Mr. Banerjea received his B.S.B.A. from Drexel University and is a Certified Public Accountant. Mr. Banerjea brings more than 30 years of experience in finance and accounting to the Company’s executive management team.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2017. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2017, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

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

Independence of the Board of Directors

The Board is currently composed of four (4) members, three of whom qualify as an independent director in accordance with the published listing requirements of the NASDAQ Capital Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. Mr. Richard Heddle, one of the current directors, also serves as an executive officer of the Company, and thus is not independent.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our “named executive officers” during the years ended December 31, 2017 and 2016:

Summary Compensation Table

Name and Principal Position	Year Ended December 31,	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard W.Heddle President & Chief Executive Officer, Director	2017	-	(1)	-	-	-	-	-	-	-
	2016	-		-	-	-	-	-	-	-

Rahoul S.Banerjea Chief Financial Officer	2017	72,454	(2)	-	-	-	-	-	-	72,454
	2016	49,237	(2)	-	-	-	-	-	-	49,237

Notes:

(1)	Cash compensation paid is noted in the above table. Mr. Heddle’s employment commenced on August 14, 2013. Mr. Heddle’s elected to receive all of his annual salary compensation in shares of common stock which has not been paid. $240,000 has been accrued in each of 2017 and 2016 for such obligation. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

(2)	Cash compensation paid is noted in the above table. Mr. Banerjea’s employment commenced on March 17, 2014. Mr. Banerjea significantly reduced his hours starting March 2016 to redirect cash towards operating expenses. Mr. Banerjea’s elected to receive $50,000 of his annual salary compensation in shares of common stock which has not been paid. $50,000 a has been accrued in each of 2017 and 2016 for such obligation. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all restricted stock and stock option awards held by our named executive officers as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That have Not Vested ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard W. Heddle	-	-		-	-	-	-	-

Rahoul S. Banerjea	2,250,000	3,000,000	3,000,000	3/24/2023	-	-	-	-

Option Exercises and Stock Vested During the Fiscal Year

During the fiscal year ended December 31, 2017, there were 5,250,000 awards to, no exercises of stock options by, 3,250,000 vesting of shares of restricted stock held by, our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation (S)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard W. Heddle	2017	-	-	-		-	-	-	-
	2016	-	-	-		-	-	-	-

Philip J. Bradley (1)	2017	-	-	-		-	-	-	-
	2016	-	-	-		-	-	-	-

Jason C. Aspin	2017	-	-	1,250	(3)	-	-	-	-
	2016	-	-			-	-	-	-

Lee C. Brain	2017	-	-	1,250	(3)	-	-	-	-
	2016	-	-			-	-	-	-

(1)	Mr. Bradley has not receive either common stock or cash as compensation for 2017 and 2016. The dollar amounts do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers.

(3)	Mr. Aspin and Mr. Brain received 25,000 option awards at $0.50 vesting over two years, upon joining the Board on October 18, 2017.

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

2016 Incentive Plan (Rahoul S Banerjea)

On October 25, 2016, the Board awarded Rahoul S Banerjea, the chief financial officer 2,250,000 options to purchase shares of common stock at $0.17 per share. This grant was independent of the Company’s 2012 long term incentive plan. The purpose of this award was to further incentivize Mr. Banerjea and promote the interests of the Company, its subsidiaries and its stockholders by enabling the Company and its subsidiaries to attract, retain and motivate executive employees of the Company and/or its subsidiaries, and to align the interests of those individuals and the Company’s stockholders. At December 31, 2017 and 2016, all 2,250,000 were vested and an expense of $90,000 was recognized.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our authorized capital stock consists of 250,000,000 shares of Common Stock. As of April 2, 2018, we had outstanding 124,756,158 common stock outstanding.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 2, 2018 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

In the table below, as of April 2, 2018, the percentage of ownership of our Common Stock is based on 124,756,158 shares of outstanding Common Stock, 4,850,000 outstanding warrants and 6,630,000 outstanding stock option. Unless otherwise noted below, the address of the persons listed on the table is c/o Plastic2Oil, Inc., 20 Iroquois Street, Niagara Falls, New York 14303.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage
Executive Officers and Directors

Richard W. Heddle, Chief Executive Officer and Director	7,000,000	(1)	5.1%

Rahoul S. Banerjea, Chief Financial Officer	4,250,000	(2)	3.1%

Philip J. Bradley, Director	-		0.0%

Jason C. Aspin, Director	805,000	(3)	0.6%

Lee C. Brain, Director	1,152,567	(4)	0.8%

All named executive officers and directors as a group	13,207,567		9.7%

5% or More Stockholders	-		0.00%

(1)	Includes warrants to purchase 4,000,000 shares of Common Stock.
(2)	Represents option awards to purchase 4,250,000 shares of Common Stock.
(3)	Includes warrants to purchase 500,000 shares of Common Stock and option awards to purchase 25,000 shares of common stock.
(4)	Includes option awards to purchase 25,000 shares of Common Stock.

Common Stock Beneficially Owned

The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after, April 2, 2018. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2017 with respect to equity compensation plans under which the Company’s common stock may be issued.

Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans

JBI, Inc. 2012 Long-Term Incentive Plan Approved by Stockholders	4,380,000	$1.12	4,808,424
2016 Incentive Plan ( Rahoul S Banerjea)	2,250,000	$0.17	2,250,000

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2017 and 2016, respectively, for professional services rendered by D. Brooks and Associates CPA’s, P.A., for the audit of the Company’s annual financial statements and for audit-related services, tax services and all other services, as applicable.

Service Provided	Fiscal 2017		Fiscal 2016

Audit Fees
Annual Audit – D. Brooks and Associates CPA’s, P.A	$44,490	(1)	$43,869	(1)

Tax Fees	-		-

All Other Fees	-		-

Total Fees	$44,490		$43,869

(1)	Includes the interim Quarterly Reviews reported on Form 10-Q and annual Audit reported on Form 10-K.

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

PLASTIC2OIL, INC.

Date: April 2, 2018	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President, Chief Executive Officer	2-Apr-18
Richard Heddle	(Principal Executive Officer) and Chairman of the Board of Directors

/s/ Rahoul S. Banerjea	Chief Financial Officer	2-Apr-18
Rahoul S. Banerjea	(Principal Financial Officer and Principal Accounting Officer)

/s/ Philip J Bradley	Director	2-Apr-18
Philip J. Bradley

/s/ Jason C. Aspin	Director	2-Apr-18
Jason C. Aspin

/s/ Lee C. Brain	Director	2-Apr-18
Lee C. Brain

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated February 10, 2012, by and between the Company. and Big 3 Packaging LLC (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 16, 2012).

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(a) to our Registration Statement on Form SB-2 filed on December 11, 2006).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. dated January 10, 2007 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. dated October 5, 2009 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 6, 2009).

3.4	Certificate of Amendment to Articles of Incorporation of the Company dated December 11, 2009 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.5	Certificate of Amendment to Articles of Incorporation of the Company dated May 11, 2012 (Incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.6	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

3.7	Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated December 1, 2009 (Incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.8	Amendment to Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated May 10, 2012 (Incorporated herein by reference to Exhibit 3.4 to our Quarterly Report on 10-Q filed on August 9, 2012).

3.9	Certificate of Correction to Certificate of Designation of Series A Super Preferred Voting Stock of the Company dated May 14, 2012 (Incorporated herein by reference to Exhibit 3.6 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.10	Certificate of Designation of Series B Convertible Preferred Stock of the Company dated December 24, 2012 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.11	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock of the Company dated January 11, 2013 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 17, 2013).

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated June 3, 2014. (Incorporated herein by reference to our Annual Report on Form 10-K filed on June 4, 2014).

3.13	Certificate of Amendment to Articles of Incorporation of the Company dated June 24, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on June 26, 2014).

3.14	Certificate of Withdrawal of Certificate of Designation Series B Convertible Preferred Stock of the Company dated July 29, 2014 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report filed on July 31, 2014)

10.1	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.2	Promissory Note, dated February 14, 2012, by Big 3 Packaging LLC in favor of the Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2012).

10.3	Lease, dated December 1, 2011, between the Company and Avondale Stores Limited. (Incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 19, 2012)

10.4	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.5	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2012).

10.6	2012 Long-Term Incentive Plan of the Company dated as of May 23, 2012 (Incorporated herein by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on June 20, 2012).

10.7	Form of Incentive Stock Option Agreement pursuant to the 2012 Long-Term Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2012)

10.8	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 31, 2012).

10.9	Stipulation Agreement, dated August 8, 2013, between the Company, and certain settling parties signatory thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2013).

10.10	Subscription Agreement, dated August 29, 2013, between the Company and Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 30, 2013).

10.11	Secured Promissory Note, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 30, 2013).

10.12	Warrant, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 30, 2013).

10.13	Security Agreement, dated August 29, 2013, between the Company, Plastic2Oil of NY #1, LLC, JBI RE #1, Inc., Christiana Trust and Richard Heddle (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 30, 2013).

10.14	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.15	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.16	Joint Venture and Services Agreement between the Company and RWH Marine Consulting dated February 12, 2010. (Incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on June 24, 2014).

10.17	Unsecured Demand Promissory Note dated August 13, 2014 in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report filed on August 14, 2014).

10.18	Subscription Agreement dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 20, 2014).

10.19	12% Secured Promissory Note dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 20, 2014).

10.20	Warrant dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 20, 2014).

10.21	Equipment Supply Contract, dated January 4, 2015, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (Incorporated herein by reference to Exhibit 10.21 to our Current Report on Form 10-K filed on March 31, 2015).

10.22	Technology License and Referral Agreement, dated January 4, 2015, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (Incorporated herein by reference to Exhibit 10.22 to our Current Report on Form 10-K filed on March 31, 2015).

10.23	Catalyst Supply Agreement, dated April 4, 2015, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (Incorporated herein by reference to Exhibit 10.23 to our Current Report on Form 10-K filed on March 31, 2015).

10.24	Monitoring, Maintenance, Repair and Upgrade Agreement, dated April 4, 2015, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (Incorporated herein by reference to Exhibit 10.24 to our Current Report on Form10-K filed on March 31, 2015).

10.25	Promissory Note dated February 11, 2015 between Mr. Richaed Heddle and Plastic2Oil, Inc. to be used for working capital purposes (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 18, 2016).

10.26	Surrender of Lease dated January 15, 2016 between Avondale Stores Limited Properties and JBI (Canada), Inc. related to the 1786 Allanport Road, Thorold, Ontarion dated (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 18, 2016).

10.27	Equipment Supply Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 5, 2015).

10.28	Catalyst Supply Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 5, 2015).

10.29	Technology License and Referral Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. . (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 5, 2015).

10.30	MMRU Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 5, 2015).

10.31	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 27.1 and 27.2 of Equipment Supply Contract. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed on November 12, 2015).

10.32	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 13.1 and 13.2 of Technology License and Referral Agreement. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 12, 2015).

10.33	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 23.1 and 23.2 of Catalyst Supply Agreement. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 12, 2015).

10.34	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 13.13.1 and 13.13.2 of Monitoring, Maintenance, Repair and Upgrade . (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 10-Q filed on November 12, 2015).

10.35	Subscription Agreement, dated August 10, 2016, between the Company and Lawrence Leahy (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2016).

10.36	12% Secured Promissory Note dated August 10, 2016 on Form 8-K filed on August 10, 2016 in favor of Lawrence Leahy. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 16, 2016).

10.37	Warrant dated August 10, 2016 in favor of Lawrence Leahey. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 16, 2016).

10.38	Amended And Restated Security Agreement dated August 10, 2016, between the Company, Plastic2Oil of NY #1, LLC, JBI RE #1, Inc., Christiana Trust and Lawrence Leahey (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 16, 2016).

10.39	Form of Incentive Stock Option Agreement pursuant to the 2012 Long-Term Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 31, 2016)

10.40

Form of Incentive Stock Option Agreement pursuant to the 2016 Executive Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 31, 2016)

10.41	Material Definitive (Master Agreement) Agreement dated December 27, 2017, between Plastic2Oil, Inc. and Veridisyn Technologies, LLC (1)

21.1	Subsidiaries of the Registrant.

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

