Form 10-Q
period 2018-03-31
Plastic2Oil, Inc.
filed 2018-06-29
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2018

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

As of June 29, 2018, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2018	As of December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,377	$172,286
Restricted cash	-	100,423
Prepaid expenses and other current assets	72,044	12,386
TOTAL CURRENT ASSETS	195,422	285,196

PROPERTY, PLANT AND EQUIPMENT, NET:
Property, plant and equipment, net	1,481,309	1,525,918
TOTAL PROPERTY, PLANT AND EQUIPMENT	1,481,309	1,525,918
Deposits	10,000	10,000

TOTAL ASSETS	$1,686,731	$1,821,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,863,681	$1,878,821
Accrued expenses	2,688,356	2,607,561
Demand promissory note – related party, current portion	7,351,922	7,304,262
Capital leases	21,571	21,362
TOTAL CURRENT LIABILITIES	11,925,530	11,812,009

LONG-TERM LIABILITIES:
Asset retirement obligations	66,414	65,920
Secured promissory notes – related party	2,222,020	1,972,219
Secured promissory notes	119,285	115,802
TOTAL LONG-TERM LIABILITIES	2,407,719	2,153,941

TOTAL LIABILITIES	14,333,249	13,965,947

STOCKHOLDERS’ DEFICIT:
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 shares issued and outstanding	124,756	124,756
Additional paid in capital	67,187,660	67,176,993
Accumulated other comprehensive income (loss)	29,622	(28,445)
Accumulated deficit	(79,988,556)	(79,418,833)
TOTAL STOCKHOLDERS’ DEFICIT	(12,646,518)	(12,144,833)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,686,731	$1,821,114

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

OPERATING EXPENSES
Selling general and administrative expenses
Professional Fees	$37,016	$56,056
Compensation	141,333	184,903
Other	75,576	73,651
Depreciation of property, plant and equipment and accretion of long-term liability	94,735	105,001
TOTAL OPERATING EXPENSES	348,660	419,611

(LOSS) FROM OPERATIONS	(348,660)	(419,611)

OTHER (INCOME) EXPENSES
Impairment loss - property, plant and equipment	-	13,158
Gain on disposal of property, plant and equipment	-	(255,676)
Interest expense, net	232,257	227,676
Other (income) expense, net	(10,498)	(1,686)
TOTAL OTHER (INCOME) EXPENSES	221,759	(16,305)

(LOSS) BEFORE INCOME TAXES	(570,419)	(403,306)

Provision for Income taxes	-	-

NET (LOSS)	$(570,419)	$(403,306)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding

Basic and diluted	124,756,158	124,756,158

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

5

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

NET (LOSS)	$(570,419)	$(403,306)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
Foreign currency items	(58,066)	(28,445)
COMPREHENSIVE (LOSS)	$(628,485)	$(442,566)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)	(570,419)	(403,306)
Reconciliation of loss to net cash used in operations:
Depreciation of property plant and equipment	45,103	55,447
Accretion of long-term liability	-	50,033
Impairment loss - property, plant and equipment	-	13,158
Accrued interest expense	223,223	217,819
Stock or options issued for Services	10,668	30,666
Gain on sale of property, plant and equipment	-	(255,676)
Working capital changes:
Accounts receivable	-	13,158
Prepaid expenses and other current assets	(59,659)	(75,610)
Accounts payable	(15,140)	1,116
Accrued expenses	80,795	87,092
NET CASH USED IN OPERATING ACTIVITIES	(285,429)	(266,247)

CASH FLOW FROM INVESTMENT ACTIVITIES:
Release of (increase in) restricted cash	100,524	(25)
NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	100,524	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of property, plant and equipment	-	365,070
Repayment of mortgages and capital leases	-	(218,439)
Cash proceeds from Note Payable	77,930
NET CASH PROVIDED BY FINANCING ACTIVITIES	77,930	146,631
Foreign currency exchange effect on cash flows	58,066	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,909)	(119,641)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	172,286	270,898

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$123,377	$151,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$4,079

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

Plastic2Oil, Inc. (the “Company” or “P2O”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006. 310 had no significant activity from inception through 2009. On April 24, 2009, the Company’s founder, former CEO and Chief of Technology, John Bordynuik, purchased 63% of the issued and outstanding shares of 310. During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, transforming waste plastics to oil and other fuel products. During 2014, the Company changed its name to Plastic2Oil, Inc. P2O is a combination of proprietary technologies and processes developed by P2O, which convert waste plastics into fuel. P2O currently, as of the date of this filing, has two processors at its Niagara Falls, NY facility (the “Niagara Falls Facility”). Both processors are currently idle since December 2013. Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. In the short term, we plan to grow mainly by attempting to re-initiate production by processing fuel, selling processors with a royalty arrangement, licensing technology, and or searching out other revenue generating activities related to the use of our proprietary technology. Longer term, we plan to search out other opportunistic options to fully utilize all of the underlying assets of the Company.

Currently, we do not have sufficient cash to operate our business, which has forced us to suspend our operations until we receive a capital infusion or cash advances on the sale of our processors. We are currently attempting to raise capital through the sale of assets and or through other means including the use of debt and or equity and equity equivalents that will allow us to re start the production of fuel and provide working capital for the Company.

Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced net losses from continuing operations of $570,419, and $403,306, respectively, for the three months ended March 31, 2018, and 2017, respectively. At March 31, 2018, the Company had a net working capital deficit of $11,730,108, and an accumulated deficit of $79,988,556. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings and loans from related parties. For the years ended December 31, 2017 and 2016, the Company’s auditors included a going concern opinion in its report on the Company’s audited financial statements for such periods.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1 Inc., Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2Oil Re One Inc., JBI Re #1 Inc., Plastic2Oil Marine Inc., Javaco, and Pak-it. All intercompany transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in US dollars. Pak-It and Javaco have also been consolidated; however, as mentioned their operations were classified as discontinued operations.

Interim Disclosure

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are considered necessary for a fair presentation of the results for the periods presented. These condensed consolidated financial statements are presented in considerably less detail than complete financial statements that are intended to present financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. For this reason, they should be read in conjunction with the entity’s most recent complete financial statements included in its annual report for the year ended December 31, 2017 on Form 10-K filed with the Securities and Exchange Commission (the SEC) on April 2, 2018 that include all the disclosures required by generally accepted accounting principles.

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

Restricted Cash

At March 31, 2018 and December 31, 2017, respectively, the Company had $0 restricted cash and $100,423, that was used to secure a line of credit that secured a performance bond on behalf of the Company. The performance bond was required by the State of New York for fuel distributors in perpetuity. The bond was cancelled in the first quarter of 2018 due to the lack of current production. In the event of any future production the Company may be required to post another bond.

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

The allowance for uncollectible accounts reflects management’s best estimate of amounts that may not be collected based on an analysis of the age of receivables and the credit standing of individual customers. The allowance for uncollectible accounts as of March 31, 2018 and December 31, 2017 was $0 and $0, respectively.

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

During the three months ended March 31, 2018 and 2017, the Company recorded impairment losses on property, plant and equipment of $0 and $13,158, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amounts of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized in the condensed consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of March 31, 2018 and December 31, 2017, the carrying value of the asset retirement obligations was $66,414 and $65,920, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor, testing, and sampling of the site upon closure.

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

Deposits

Deposits represent utility services deposit and payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. Deposits were $10,000 as of March 31, 2018 and December 31, 2017.

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

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. There were no material foreign exchange gains or losses that are included as general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at March 31, 2018 and December 31, 2017. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country. The years ended December 31, 2014 through December 31, 2017 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the three months ended March 31, 2018, potential dilutive common stock equivalents consisted 4,600,000 shares underlying common stock warrants and 6,580,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect was anti-dilutive. For the three months ended March 31, 2017, potential dilutive common stock equivalents 6,800,000 shares underlying common stock warrants, and 7,330,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect was anti-dilutive.

Segment Reporting

The Company currently operates as a single segment. Through December 31, 2016 the Company formerly operated two reportable segments that officially ended in March 31, 2017 with the sale and final settlement of accounts for its Data Recovery business in a swap for debt due of approximately $10,000. Under ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our former operating segments included plastic to oil conversion (Plastic2Oil), which includes processor sales as well as fuel sales, and Data Recovery and Migration, our magnetic tape reading segment. Our Chief Operating Decision Maker is the Company’s Chief Executive Officer. There were no operations undertaken by the Company’s Data Recovery and Migration business during the first quarter of March 31, 2018 and 2017, respectively.

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

Recently Issued Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective accounting pronouncements, if adopted, that would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consist of the following at:

As of March 31, 2018	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(42,786)	$175,267
Machinery and office equipment	1,360,460	(1,147,015)	213,446
Furniture and fixtures	14,166	(14,166)	-
Land	243,859	-	243,859
Asset retirement obligation	58,363	(10,474)	47,890
Office and industrial buildings	1,084,899	(284,051)	800,847
Equipment under capital lease	53,257	(53,257)	-
Total	$3,033,058	$(1,551,749)	$1,481,309

As of December 31, 2017	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(40,635)	$177,419
Machinery and office equipment	1,626,379	(1,385,432)	240,947
Furniture and fixtures	16,368	(16,368)	-
Land	243,859	-	243,859
Asset retirement obligation	58,363	(9,799)	48,564
Office and industrial buildings	1,084,899	(271,672)	813,227
Equipment under capital lease	53,257	(51,355)	9,510
Total	$3,301,179	$(1,775,261)	$1,525,918

For the three months ended March 31, 2018 and 2017, the Company recognized $45,103 and $55,447, respectively, of depreciation expense. At March 31, 2018 and 2017, machinery and equipment with a cost of $53,257 and accumulated amortization of $51,355 and $45,649, respectively, were under capital lease. During the three months ended March 31, 2018 and March 31, 2017, the Company recognized $1,902 and $1,902 respectively, of depreciation expense related to these assets under capital lease.

On March 31, 2017, the Company sold its land and building located at 1783 Allanport Road, Thorold, Ontario, for a gain of approximately $254,000. The proceeds were used towards repayment of the outstanding mortgage, real estate taxes and closing costs. The Company reviews for impairment of long-lived assets on an asset by asset basis, which resulted in an impairment booking of $13,158 for the three months ending March 31, 2017.

NOTE 4 – SECURED PROMISSORY NOTES - RELATED PARTY

Related Party notes payable consists of the following at periods ended:

	As of March 31, 2018	As of December 31, 2017
Secured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum.	$1,929,359	$1,969,121

Secured Demand Promissory Note (provided by a related party) bearing interest of 12% per annum.	598,134	588,651

Secured Promissory Notes (provided by a related party -$1,000,000 in November 19, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,457,851	1,413,186

Secured Promissory Notes (provided by a related party - $1,000,000 in August 29, 2013 and $2,000,000 in September 31, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54 per share and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	4,933,637	4,746,490

Secured Promissory Note -$100,000 in August 24, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	118,744	115,276

Secured Promissory Note -$400,000 in October 18, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	458,128	443,757

Total	9,495,853	9,276,481
Short Term Demand Notes Payable	$2,527,493	$2,557,772
Short Term Secured promissory notes – related party	$4,933,637	$4,746,490
Long Term Secured promissory notes – related party	$2,034,723	$1,972,219
Short Term and Long Term promissory notes – related party	$6,968,360	$6,718,709

Continuity of Secured Promissory Notes – Related Party	As of March 31, 2018	As of December 31, 2017
Face value of November 19, 2014 secured note payable	$1,000,000	$1,000,000
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Face value of August 25, 2016 secured note payable	100,000	100,000
Face value of October 18, 2016 secured note payable	400,000	400,000
Total face value of promissory notes payable	4,500,000	4,500,000
Discount on November 19, 2014 secured notes payable (1,000,000 warrants)	(58,082)	(58,082)
Discount on August 29, 2013 secured note payable (1,000,000 warrants)	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable (2,000,000 warrants)	(600,400)	(600,400)
Discount on August 24, 2016 secured notes payable (100,000 warrants)	(2,000)	(2,000)
Discount on October 18, 2016 secured notes payable (500,000 warrants)	(20,000)	(20,000)
Accretion of discount on secured notes payable ($4,000,000 secured note payable)	866,914	818,480
Accretion of discount on secured notes payable ($500,000 secured note payable)	1,575	5,200
Interest on secured notes payable($4,000,000 secured note payable)	2,493,405	2,309,878
Interest on secured notes payable($500,000 secured note payable)	16,739	75,833
Carrying value of Short Term and Long Term Secured Promissory Notes	$6,887,951	$6,718,709

The following annual payments of principal and interest are required over the next five years in respect to these short term and long term related party secured notes payables:	9,276,481

Years Ending December 31,	Annual Payments

2018	7,304,262
2019	1,413,186
2020	-
2021	559,033
Total	$9,276,481

NOTE 5 – SECURED PROMISSORY NOTES

Secured notes payable consists of the following at periods ended:

	As of March 31, 2018	As of December 31, 2017

Secured Promissory Note -$100,000 in August 10, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	119,285	115,802
Secured Demand Promissory Note - $77,930 in February 16, 2018 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA.	77,930	-
Total	197,215	115,802
Less: current portion	-	-
Secured promissory notes	$197,215	$115,802

Continuity of Secured Promissory Notes	As of March 31, 2018	As of December 31, 2017
Face value of August 10, 2016 secured note payable	$100,000	$100,000
Face value of February 16, 2018 secured note payable	77,930	-
Total face value of promissory notes payable	177,930	100,000
Discount on August 10, 2016 secured notes payable (100,000 warrants)	(2,000)	(2,000)
Accretion of discount on secured notes payable ($100,000 secured note payable)	633	533
Interest on secured notes payable ($500,000 secured note payable)	20,652	17,269
Carrying value of Secured Promissory Notes	$197,215	$115,802

The following annual payments of principal and interest are required over the next five years in respect to these secured notes payable:

Years Ending December 31,	Annual Payments
2017	$-
2018	-
2019	-
2020	-
2021	197,215
Total	$197,215

NOTE 6 - CAPITAL LEASES

The Mortgages Payable and Capital Leases consists of the following at periods ending:

	As of March 31, 2018		As of December 31, 2017
Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matured on May 10, 2016, Principal and interest were due, in their entirety, at maturity. The maturity was extended to May 10, 2016 by the Lessor. The capital lease is in default.	21,571	(1)	21,362	(1)

Total	21,571		21,362
Less: current portion	21,571		21,362
Mortgages payable and capital leases	$-		$-

(1) Includes accrued interest.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The Company leased premises in Thorold, Ontario, Canada, which was previously used in the operation Plastic2Oil (Canada), Inc. doing business as Regional Recycling of Niagara (“RRON”). During the third quarter of 2013, the Company determined that it would shut down the operations of RRON. The employees of RRON were given notice of the shut down in the first week of September 2013, after which point the Company approached the landlord about terminating the lease; however, there was no formal termination as an agreement to terminate the lease was not reached. During September 2013, the Company was assessing its options with the facility, including potential sublease, but determined that a sublease of the facility was not permitted by the lease and officially decided to cease use of the premises as of September 30, 2013. Accordingly, the Company has applied September 30, 2013 as the cease-use-date in recognizing the liability for the contract termination costs. The property was vacated on November 10, 2015. On January 15, 2016, the Company entered into a Surrender of Lease agreement which terminated its lease, dated December 1, 2010, between Avondale Store Limited Properties and JBI, (Canada) Inc. relating to the Company’s premises located at 1786 Allanport Road, Thorold, Canada. The effective date of the termination was October 31, 2015. The premises was the site of the Company’s Regional Recycling Center, which was part of a business line that was discontinued by the Company in 2013. The Company anticipates the termination will save approximately $1,161,360 in lease payments over the original life of the lease which had a term ending on December 1, 2030. The Company settled all unpaid rent on July 26, 2017, covering the period from May 2016 to October 2016.

Contingencies

As of March 31, 2018, the Company is involved in litigation and claims, which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the unaudited condensed consolidated financial statements of the Company.

NOTE 8 - WARRANTS

The following table summarizes the activities for the period.

Warrants

The following table summarizes the activities for the quarter ended March 31, 2018 and year ended December 31, 2017:

	Warrants Number	Weighted Average Exercise Price	Weighted Average Remaining Term
OUTSTANDING, December 31, 2017	4,850,000	$0.38	1.3
Expired	250,000	0.15
OUTSTANDING, March 31, 2018	4,600,000	$0.39	1.1

There were no warrants issued during the three months ended March 31, 2018. For the three months ended March 31 2018, 250,000 of warrants expired.

NOTE 9 – STOCK-BASED COMPENSATION PLANS AND AWARDS

2012 Plan

There were no options granted during the three months ended March 31, 2018 and 2017. As of March 31, 2018, 4,380,000 options were outstanding of which 2,330,000 are fully vested.

A summary of stock option activity for the three months ended March 31, 2018 is as follows:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Balance as of December 31, 2017	4,380,000	$1.12	$-
Balance as of March 31, 2018	4,380,000	$0.42	$-
Exercisable as of March 31, 2018	2,330,000	$0.72	$-

Equity awards available for grant, net of restricted stock (811,576) at March 31, 2018:	4,858,424

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.

As of March 31, 2018, the Company expects to recognize $37,333 of, compensation through March 31, 2019 related to the vesting of stock options.

2016 Incentive Plan

There were no options granted during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, 2,250,000 options were outstanding and are fully vested.

A summary of stock option activity for the three months ended March 31, 2018 is as follows:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Balance as of December 31, 2017	2,250,000	0.17
Balance as of March 31, 2018	2,250,000	$0.17	$-
Exercisable as of March 31, 2018	2,250,000	$0.17	$-

NOTE 10 – RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

NOTE 11 – SUBSEQUENT EVENTS

None.

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

Business Overview

For the three months ended March 31, 2018 and 2017, the Company had no revenues. The Company’s P2O processors were idle for all of 2017 and remained idle during the three months ended March 31, 2018. The Company no longer operates its data storage and recovery business. The Company wrapped up its accounts related to its data storage and recovery business as of March 31, 2017.

For financial reporting purposes, we currently operate in one business segment, our P2O® solution business. As of the filing date of the report, our two operating processors were idle and not producing fuel products. Previously, we operated in two business segments, which also included a business data and recovery segment and a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc. which we discontinued, prior to 2017. As of March 31, 2017, we had exited all of these businesses. We settled the final accounts of the data storage and recovery business in the first quarter of 2017 and had no revenues or operating expenses during this period.

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

Generally, this waste plastic would otherwise be sent to landfills and its disposal potentially can be quite costly for companies. We use this waste plastic as feedstock to produce Fuel Oil No. 2, Naphtha, and Fuel Oil No. 6 for various uses by our customers. We own our P2O processors and have the capability to produce and store the fuels at, and ship from, our facilities in Niagara Falls, New York. We sell the fuels we produce to customers through two main distribution channels, fuel wholesalers and directly to commercial and industrial end-users.

Our P2O processors have evolved to be modular solutions with the completion of processor #3 in 2013. We use third party contract manufacturers for the manufacture of many of the key modular components of our processors, including the kilns and distillation towers as well as certain other key components that require specialized machining and fabrication.

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report, these processors were idle for all of 2017 and remained idle for the three months ended March 31, 2018. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas, and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. Since inception, we have produced a total of 667,996 gallons of fuel, however no fuel was produced in the three months ended March 31, 2018 and 2017.

Listing on the OTCQB

At March 31, 2018, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On June 28, 2018, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.01.

Sources of Revenues and Expenses

Results of Operations – Three and months ended March 31, 2018 compared to Three months ended March 31, 2017.

Revenue

We had no revenues during the three months ended March 31, 2018 and 2017. We have shifted our business strategy to attempting to license our intellectual property and technology related to our fuel processors, selling fuel processors and selling oil produced by our own P2O equipment.

We had no fuel production or processor sales in the three months ended March 31, 2018. Consequently, there was neither fuel shipment nor fuel revenue. This was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers and we have been unable to obtain the financing necessary to make these repairs. These processors were idle for all of 2014, through, 2017 and remain idle through the date of this filing. Management estimates the processors will remain idle until the Company can raise additional capital. Management is attempting to raise capital to start production in 2018.

The Company’s operating expenses consisted of the following:

Operating Expenses

	For the Three Months Ended March 31,
	2018	2017
Selling, General and Administrative expenses
Professional Fees	$37,016	$56,056
Compensation	152,000	184,903
Other	64,909	73,771
Depreciation & Accretion	94,735	105,001
Total Operating Expenses	$348,660	$419,611

We incurred operating expenses of $348,660 during the three months months ended March 31, 2018, compared to $419,611 for the three months ended March 31, 2017, respectively. This decrease in operating expenses was materially due to a decrease in professional fees, compensation, other expenses, along with depreciation and accretion for a total reduction of approximately $84,000. The Company is currently attempting to minimize its operating expenses while it works to recapitalize the company.

Non-Operating Expenses

Interest Expenses

For the three months ended March 31, 2018, we incurred net interest expense of approximately $232,000 as compared to approximately $228,000 for the three months ended March 31, 2017, which were materially due to related party secured promissory and short term notes.

Income Tax Expenses

For the three months ended March 31, 2018 and 2017, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

As a result of the above, we incurred a net loss of approximately $570,000 for the three months ended March 31, 2018 as compared to a net loss of approximately $670,000 for the three months ended March 31, 2017.

Liquidity and Capital Resources

We do not have sufficient cash to operate our business, which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale or license of our processors and or related technology. We intend to source additional capital through the sale of our equity and debt securities and other financing methods. We plan to use the cash proceeds from any financing to either complete the repairs on Processors #3 to resume production of fuels for pilot runs and customer demonstrations and or review other options including but not limited to licensing intellectural property and or pursuing other operational alternatives that may become available to management as we review the options available to the Company. At March 31, 2018, we had a cash balance of approximately $123,000. Our principal sources of liquidity in 2018 were the proceeds of secured promissory notes and the elimination of the reserve place against our fuel oil sale tax bond.

As discussed earlier in this MD&A, our processors are currently idle and, thus, we are not producing fuel or generating fuel sales or processor sales. Our current cash levels are not sufficient to enable us to make the required repairs to our processors or to execute our business strategy as described in this Report. As a result, we intend to seek significant additional capital through the sale of our equity and debt securities and other financing methods to enable us to make the repairs, to meet ongoing operating costs and reduce existing liabilities. We also intend to seek cash advances or deposits under any new processor sale agreements and/or related technology licenses. Management currently anticipates that the processors will remain idle until the company can raise additional capital. Due to the many factors and uncertainties involved in capital markets transactions, there can be no assurance that we will raise sufficient capital to allow us to resume operations in 2018, or at all. In the interim, we anticipate that our level of operations will continue to be nominal, although we plan to continue to market our P2O processors with the intention of making P2O processor sales and technology licenses, along with attempting to restart fuel oil processing.

Our limited capital resources, lack of revenue and recurring losses from operations raise substantial doubt about our ability to continue as a going concern and may adversely affect our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern

Cash Flow from Operating Activities

	For the Three Months Ended March 31,
	2018	2017
Net loss	(570,419)	(403,306)
Net cash used in operating activities	(285,429)	(266,247)
Cash flow from investing activities
Net cash provided by (used in) investing activities	100,524	(25)
Cash flows from Financing activities:
Net cash provided by financing activities	77,930	146,631
Cash and cash equivalents at beginning of period	172,286	270,898
Cash and cash equivalents at end of period	123,377	$151,257

Cash Flow from Operations

Cash used in operations was approximately $285,000 and $266,000 for the three months ended March 31, 2018 and 2017, respectively. In 2018 and 2017 cash was mainly used to continue funding the minimum operating costs.

Cash Flow from Investing Activities

Cash flow from investing activities was approximately $101,000, and $25, for the three months ended March 31, 2018 and 2017, respectively, and was attributed to the release of a cash bond for fuel oil taxes that released the reserved cash.

Cash Flow from Financing Activities

Cash flow from financing activities was approximately $78,000 and $147,000, for the three months March 31, 2018 and 2017, respectively. For 2018 and 2017, these amounts were mainly driven by the proceeds sale of property in Ontario, Canada and amounts received from short-term notes from related parties, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods ended March 31, 2018 and 2017.

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

During the period ended March 31, 2018 and 2017, the Company recorded impairment losses on property, plant and equipment of $0 and $13,158, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

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

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange gains and losses are included in the consolidated statements of operations. Resulting differences are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign exchange gain of approximately $58,000 and loss of $28,445 for monetary items are included as general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of March 31, 2018 and December 31, 2017 was $7,351,922 and $7,304,262, respectively.

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

We may maintain cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2018 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company currently has just three directors, one of whom is member of executive management and not independent. The Company does not maintain separately designated audit, compensation, and nominating and corporate governance committees of the Board.

Changes in Internal Control over Financial Reporting

On April 18, 2018 the Company’s Chief Financial Officer resigned. The Company is currently undertaking a review to determine what course of action it may take in regards to filling this position given the Company’s current negative financial condition. Currently, the Chief Executive Officer has assumed the additional responsibilities of the Chief Financial Officer. The Company has retained a financial consultant to assist management in the preparation and review of its Exchange Act reports. The continuing deterioration of the financial condition of the Company along with the reduction of staffing continues to hamper the ability of management to ensure effective internal controls and unless the financial condition improves an effective remediation plan cannot be put into place to correct the current deficiencies. With the exception of the noted changes herein, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has reported to the Board of Directors material weaknesses described herein and also under the heading Management’s Report on Internal Control over Financial Reporting” in Section 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings affecting the Company, see the information in Note 7, “Commitments and Contingencies,” to the financial statements, included in Part I of this Report.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this item.

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

PLASTIC2OIL, INC.

Date: June 29, 2018	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Item 6. Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

