Form 10-Q
period 2018-06-30
Plastic2Oil, Inc.
filed 2018-08-14
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2018

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

As of August 14, 2018, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2018	As of December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,482	$172,286
Restricted cash	-	100,423
Prepaid expenses and other current assets	50,822	12,386
TOTAL CURRENT ASSETS	73,304	285,196

Property, plant and equipment, net	1,438,604	1,525,918

Deposits	10,000	10,000

TOTAL ASSETS	$1,521,908	$1,821,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,857,157	$1,878,821
Accrued expenses	2,757,360	2,607,561
Demand promissory note – related party, current portion	7,343,930	7,304,262
Capital leases	21,782	21,362
TOTAL CURRENT LIABILITIES	11,980,229	11,812,009

LONG-TERM LIABILITIES:
Asset retirement obligations	66,909	65,920
Secured promissory notes – related party	2,472,377	1,972,219
Secured promissory notes	122,212	115,802
TOTAL LONG-TERM LIABILITIES	2,661,498	2,153,941

TOTAL LIABILITIES	14,641,727	13,965,947

STOCKHOLDERS’ DEFICIT:
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 shares issued and outstanding	124,756	124,756
Additional paid in capital	67,191,659	67,176,993
Accumulated other comprehensive income (loss)	81,161	(28,445)
Accumulated deficit	(80,517,395)	(79,418,833)
TOTAL STOCKHOLDERS’ DEFICIT	(13,119,819)	(12,144,833)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,521,908	$1,821,114

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

OPERATING EXPENSES
Selling general and administrative expenses
Professional Fees	$18,268	$231,841	$55,284	$287,897
Compensation	117,451	143,330	269,452	328,233
Other	50,372	31,271	115,281	104,922
Depreciation of property, plant and equipment and accretion of long-term liability	92,833	96,587	187,568	201,588
TOTAL OPERATING EXPENSES	278,924	503,029	627,585	922,640

(LOSS) FROM OPERATIONS	(278,924)	(503,029)	(627,585)	(922,640)

OTHER (INCOME) EXPENSES
Impairment loss - property, plant and equipment	-	-	-	13,158
Gain on disposal of property, plant and equipment	-	-	-	(255,676)
Interest expense, net	249,915	225,545	482,188	453,444
Other (income) expense, net	0	(779,519)	(10,498)	(781,205)
TOTAL OTHER (INCOME) EXPENSES	249,915	(553,974)	471,690	(570,279)

INCOME (LOSS) BEFORE INCOME TAXES	(528,839)	755,667	(1,099,259)	(352,361)

Provision for Income taxes	-	-	-	-

NET INCOME (LOSS)	$(528,839)	$755,667	$(1,099,259)	$(352,361)
Basic and diluted income (loss) per share	$(0.00)	$0.01	$(0.01)	$(0.00)

Weighted average number of shares outstanding	124,756,158	124,756,158	124,756,158	124,756,158

Basic and diluted (Note 2)	(0.00)	0.01	(0.01)	(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

NET INCOME (LOSS)	$(528,839)	$755,667	$(1,099,259)	$352,361

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
Foreign currency items	(51,541)	108,459	(109,607)	147,719
COMPREHENSIVE (LOSS)	$(580,380)	$864,126	$(1,208,866)	$500,080

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)	(1,099,258)	(403,306)
Reconciliation of net loss to net cash used in operations:
Depreciation of property plant and equipment	88,303	55,447
Accretion of long-term liability	-	50,033
Impairment loss - property, plant and equipment	-	13,158
Accrued interest expense	468,726	217,819
Stock or options issued for Services	14,666	30,666
Gain on sale of property, plant and equipment	-	(255,676)
Working capital changes:
Accounts receivable	-	13,158
Prepaid expenses and other current assets	(38,437)	(75,610)
Accounts payable	(21,664)	1,116
Accrued expenses	149,799	87,092
NET CASH USED IN OPERATING ACTIVITIES	(437,865)	(266,247)

CASH FLOW FROM INVESTMENT ACTIVITIES:
Release of (increase in) restricted cash	100,524	(25)
NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	100,524	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of property, plant and equipment	-	365,070
Repayment of mortgages and capital leases	-	(218,439)
Cash proceeds from Note Payable	77,930	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	77,930	146,631
Foreign currency exchange effect on cash flows	109,607	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(149,804)	(119,641)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	172,286	270,898

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,482	$151,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$4,079

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

Plastic2Oil, Inc. (the “Company” or “P2O”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006. 310 had no significant activity from inception through 2009. On April 24, 2009, the Company’s founder, former CEO and current Chief of Technology, John Bordynuik, purchased 63% of the issued and outstanding shares of 310. During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, transforming waste plastics to oil and other fuel products. During 2014, the Company changed its name to Plastic2Oil, Inc. P2O is a combination of proprietary technologies and processes developed by P2O, which convert waste plastics into fuel. P2O currently, as of the date of this filing, has two processors at its Niagara Falls, NY facility (the “Niagara Falls Facility”). Both processors are currently idle since December 2013. Our P2O business has begun the transition from research and development to a commercial manufacturing and production business. In the short term, we plan to grow mainly by attempting to re-initiate production by processing fuel, selling processors with a royalty arrangement, licensing technology, and or searching out other revenue generating activities related to the use of our proprietary technology. Longer term, we plan to search out other opportunistic options to fully utilize all of the underlying assets of the Company.

Currently, we do not have sufficient cash to operate our business, which has forced us to suspend our operations until we receive a capital infusion or cash advances on the sale of our processors. We are currently attempting to raise capital through the sale of our securities, including the debt and /or equity securities or equity equivalents in order to allow us to restart the production of fuel and provide working capital for the Company.

Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced net losses from continuing operations of $1,099,259, and $352,361, respectively, for the six months ended June 30, 2018, and 2017, respectively. At June 30, 2018, the Company had a net working capital deficit of $11,906,926, and an accumulated deficit of $80,517,395. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings and loans from related parties.

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

Restricted Cash

At June 30, 2018 and December 31, 2017, the Company had $0 restricted cash and $100,423, respectively, which was used to secure a line of credit that secured a performance bond on behalf of the Company. The performance bond was required by the State of New York for fuel distributors in perpetuity. The bond was cancelled in the first quarter of 2018 due to the lack of current production. In the event of any future production the Company may be required to post another bond.

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

During the six months ended June 30, 2018 and 2017, the Company recorded impairment losses on property, plant and equipment of $0 and $13,158, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amounts of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized in the condensed consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of June 30, 2018 and December 31, 2017, the carrying value of the asset retirement obligations was $66,909 and $65,920, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor, testing, and sampling of the site upon closure.

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

Deposits

Deposits represent utility services deposit and payments made to vendors for fabrication of key pieces of property, plant and equipment that have been made in accordance with the Company’s agreements to purchase such equipment. Payments are made to these vendors as progress is made on the fabrication of the equipment, with final payments made when the equipment is delivered. Until we have possession of the equipment, all payments made to these vendors are classified as deposits on assets. Deposits were $10,000 as of June 30, 2018 and December 31, 2017.

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

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. There were no material foreign exchange gains or losses that are included as general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, respectively.

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

The Company adopted the accounting standards associated with uncertain tax positions as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of operations or financial position. Upon adoption, the Company had no unrecognized tax benefits. Furthermore, the Company had no unrecognized tax benefits at June 30, 2018 and December 31, 2017. The Company files tax returns in the U.S federal and state jurisdictions as well as a foreign country. The years ended December 31, 2014 through December 31, 2017 are open tax years for IRS review.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the three and six months ended June 30, 2018, potential dilutive common stock equivalents consisted 4,600,000 shares underlying common stock warrants and 6,650,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect was anti-dilutive. For the three and six months ended June 30, 2018, potential dilutive common stock equivalents 5,850,000 shares underlying common stock warrants, and 6,580,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect was anti-dilutive.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consist of the following at:

As of June 30, 2018	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(44,938)	$173,116
Machinery and office equipment	1,360,460	(1,174,514)	185,947
Furniture and fixtures	14,166	(14,166)	-
Land	243,859	-	243,859
Asset retirement obligation	58,363	(11,148)	47,215
Office and industrial buildings	1,084,899	(296,431)	788,468
Equipment under capital lease	53,257	(53,257)	-
Total	$3,033,058	$(1,594,454)	$1,438,604

As of December 31, 2017	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(40,635)	$177,419
Machinery and office equipment	1,626,379	(1,385,432)	240,947
Furniture and fixtures	16,368	(16,368)	-
Land	243,859	-	243,859
Asset retirement obligation	58,363	(9,799)	48,564
Office and industrial buildings	1,084,899	(271,672)	813,227
Equipment under capital lease	53,257	(51,355)	9,510
Total	$3,301,179	$(1,775,261)	$1,525,918

For the six months ended June 30, 2018 and 2017, the Company recognized $86,951 and $100,571, respectively, of depreciation expense. At June 30, 2018 and 2017, machinery and equipment with a cost of $53,257 and accumulated amortization of $53,257 and $47,551, respectively, were under capital lease. During the six months ended June 30, 2018 and June 30, 2017, the Company recognized $1,902 and $1,902 respectively, of depreciation expense related to these assets under capital lease.

On March 31, 2017, the Company sold its land and building located at 1783 Allanport Road, Thorold, Ontario, for a gain of approximately $254,000. The proceeds were used towards repayment of the outstanding mortgage, real estate taxes and closing costs. The Company reviews for impairment of long-lived assets on an asset by asset basis, which resulted in an impairment booking of $13,158 for the six months ended June 30, 2017.

NOTE 4 – SECURED PROMISSORY NOTES - RELATED PARTY

Related Party notes payable consists of the following at periods ended:

	As of June 30, 2018	As of December 31, 2017
Secured Demand Promissory Note (provided by a related party) bearing interest of 4% per annum.	$$1,912,634	$1,969,121

Secured Demand Promissory Note (provided by a related party) bearing interest of 12% per annum.	607,928	588,651

Secured Promissory Notes (provided by a related party -$1,000,000 in November 19, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,502,666	1,413,186

Secured Promissory Notes (provided by a related party - $1,000,000 in August 29, 2013 and $2,000,000 in September 31, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54 per share and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	5,120,784	4,746,490

Secured Promissory Note -$100,000 in August 24, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	122,212	115,276

Secured Demand Promissory Note - $77,930 in February 16, 2018 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA.	79,081	-

Secured Promissory Note -$400,000 in October 18, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	472,500	443,757

Total	$9,817,805	9,276,481
Short Term Demand Notes Payable	$2,520,562	$2,557,772
Short Term Secured promissory notes – related party	$5,120,784	$4,746,490
Long Term Secured promissory notes – related party	$21,176,459	$1,972,219
Short Term and Long Term promissory notes – related party	$7,218,162	$6,718,709

Continuity of Secured Promissory Notes – Related Party	As of June 30, 2018	As of December 31, 2017
Face value of November 19, 2014 secured note payable	$1,000,000	$1,000,000
Face value of August 29, 2013 secured note payable	1,000,000	1,000,000
Face value of September 30, 2013 secured note payable	2,000,000	2,000,000
Face value of August 25, 2016 secured note payable	100,000	100,000
Face value of October 18, 2016 secured note payable	400,000	400,000
Total face value of promissory notes payable	4,500,000	4,500,000
Discount on November 19, 2014 secured notes payable (1,000,000 warrants)	(58,082)	(58,082)
Discount on August 29, 2013 secured note payable (1,000,000 warrants)	(310,200)	(310,200)
Discount on September 30, 2013 secured note payable (2,000,000 warrants)	(600,400)	(600,400)
Discount on August 24, 2016 secured notes payable (100,000 warrants)	(2,000)	(2,000)
Discount on October 18, 2016 secured notes payable (500,000 warrants)	(20,000)	(20,000)
Accretion of discount on secured notes payable ($4,000,000 secured note payable)	915,348	818,480
Accretion of discount on secured notes payable ($500,000 secured note payable)	7,400	5,200
Interest on secured notes payable($4,000,000 secured note payable)	2,676,933	2,309,878
Interest on secured notes payable($500,000 secured note payable)	109,311	75,833
Carrying value of Short Term and Long Term Secured Promissory Notes	$7,218,310	$6,718,709

The following annual payments of principal and interest are required over the next five years in respect to these short term and long term related party secured notes payables:

Years Ending December 31,	Annual Payments

2018	$7,641,346
2019	1,502,666
2020	-
2021	594,712
Total	$9,764,625

NOTE 5 – SECURED PROMISSORY NOTES

Secured notes payable consists of the following at periods ended:

	As of June 30, 2018	As of December 31, 2017

Secured Promissory Note -$100,000 in August 10, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	$122,768	$115,802
Total	122,768	115,802
Less: current portion	-	-
Secured promissory notes	$122,768	$115,802

Continuity of Secured Promissory Notes	As of June 30, 2018	As of December 31, 2017
Face value of August 10, 2016 secured note payable	$100,000	$100,000
Face value of February 16, 2018 secured note payable		-
Total face value of promissory notes payable	100,000	100,000
Discount on August 10, 2016 secured notes payable (100,000 warrants)	(2,000)	(2,000)
Accretion of discount on secured notes payable ($100,000 secured note payable)	733	533
Interest on secured notes payable ($500,000 secured note payable)	24,035	17,269
Carrying value of Secured Promissory Notes	$122,768	$115,802

The following annual payments of principal and interest are required over the next five years in respect to these secured notes payable:

Years Ending December 31,	Annual Payments
2017	$-
2018	-
2019	-
2020	-
2021	124,035
Total	$124,035

NOTE 6 - CAPITAL LEASES

The Mortgages Payable and Capital Leases consists of the following at periods ending:

	As of June 30, 2018		As of December 31, 2017
Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matured on May 10, 2016, Principal and interest were due, in their entirety, at maturity. The maturity was extended to May 10, 2016 by the Lessor. The capital lease is in default.	21,782	(1)	21,362	(1)

Total	21,782		21,362
Less: current portion	21,782		21,362
Mortgages payable and capital leases	$-		$-

(1) Includes accrued interest.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments

On April 17, 2017, the Company received cash in the amount of $524,010, net of legal expenses from the settlement of the previously reported Glenny and Maskell litigation.

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

On January 15, 2016, the Company entered into a Surrender of Lease agreement with respect to a leadsed premises at 1786 Allanport Road, Thorold, Canada, which terminated the lease, dated December 1, 2010, between Avondale Store Limited Properties and Plastic2Oil (Canada), Inc.. The effective date of the termination was October 31, 2015. The premises was the site of the Company’s Regional Recycling Center, which was part of a business line that was discontinued by the Company in 2013. The Company anticipates the termination will save approximately $1,161,360 in lease payments over the original life of the lease which had a term ending on December 1, 2030. The Company settled all unpaid rent on July 26, 2017, covering the period from May 2016 to October 2016.

Contingencies

As of June 30, 2018, the Company is involved in litigation and claims, which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the unaudited condensed consolidated financial statements of the Company.

NOTE 8 - WARRANTS

The following table summarizes the activities for the period.

Warrants

The following table summarizes the activities for the quarter ended June 30, 2018 and year ended December 31, 2017:

	Warrants Number	Weighted Average Exercise Price	Weighted Average Remaining Term
OUTSTANDING, December 31, 2017	4,850,000	$0.38	1.3
Expired	250,000	0.15
OUTSTANDING, June 30, 2018	4,600,000	$0.39	1.1

There were no warrants issued during the three or six months ended June 30, 2018. For the three and six months ended June 30 2018, 250,000 of warrants expired.

NOTE 9 – STOCK-BASED COMPENSATION PLANS AND AWARDS

There were no options granted during the three or six months ended June 30, 2018 and 2017. As of June 30, 2018, 4,380,000 options were outstanding, of which 2,330,000 are fully vested.

A summary of stock option activity for the three and six months ended June 30, 2018 is as follows:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Balance as of December 31, 2017	4,380,000	$1.12	$-
Balance as of June 30, 2018	4,380,000	$0.42	$-
Exercisable as of June 30, 2018	2,330,000	$0.72	$-

Equity awards available for grant, net of restricted stock (811,576) at June 30, 2018:	4,858,424

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.

As of June 30, 2018, the Company expects to recognize $37,333 of, compensation through June 30, 2019 related to the vesting of stock options.

2016 Incentive Plan

There were no options granted during the three and six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, 2,250,000 options were outstanding and fully vested.

A summary of stock option activity for the three and six months ended June 30, 2018 is as follows:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Balance as of December 31, 2017	2,250,000	0.17
Balance as of June 30, 2018	2,250,000	$0.17	$-
Exercisable as of June 30, 2018	2,250,000	$0.17	$-

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

Business Overview

For the three and six months ended June 30, 2018 and 2017, the Company had no revenues. The Company’s P2O processors were idle for all of 2017 and remained idle during the three and six months ended June 30, 2018. The Company no longer operates its data storage and recovery business. The Company wrapped up its accounts related to its data storage and recovery business as of March 31, 2017.

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

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report, these processors were idle for all of 2017 and remained idle for the six months ended June 30, 2018. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas, and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. Since inception, we have produced a total of 667,996 gallons of fuel, however no fuel was produced in the six months ended June 30, 2018 and 2017.

Listing on the OTCQB

At June 30, 2018, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On August 13, 2018, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.01.

Sources of Revenues and Expenses

Results of Operations – Three months ended June 30, 2018 compared to Three months ended June 30, 2017.

Revenue

We had no revenues during the three months ended June 30, 2018 and 2017. We have shifted our business strategy to attempting to license our intellectual property and technology related to our fuel processors, selling fuel processors and selling oil produced by our own P2O equipment.

We had no fuel production or processor sales in the three months ended June 30, 2018. Consequently, there was neither fuel shipment nor fuel revenue. This was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers and we have been unable to obtain the financing necessary to make these repairs. These processors were idle for all of 2014, through, 2017 and remain idle through the date of this filing. Management estimates the processors will remain idle until the Company can raise additional capital. While management has recently raised some additional debt capital and is preparing plans to attempt to reinitiate limited production of used oils and plastic films in one of its kilns, there are no assurances can be made to the time and extent of capital that me y be required to successfully accomplish this task.

The Company’s operating expenses consisted of the following:

Operating Expenses –

	For the Three Months Ended June 30,
	2018	2017
Selling, General and Administrative expenses
Professional Fees	$18,268	$231,841
Compensation	117,451	143,330
Other	50,372	31,271
Depreciation & Accretion	92,833	96,587
Total Operating Expenses	$278,924	$503,029

We incurred operating expenses of $278,924 during the three months ended June 30, 2018, compared to $503,029 for the three months ended June 30, 2017, respectively. This decrease in operating expenses was materially due to a decrease in professional fees, compensation, other expenses, along with depreciation and accretion for a total reduction of approximately $224,105. The Company is currently attempting to minimize its operating expenses while it works to recapitalize the company.

Non-Operating Expenses

Interest Expenses

For the three months ended June 30, 2018, we incurred net interest expense of approximately $249,915 as compared to approximately $225,545 for the three months ended June 30, 2017, which were materially due to related party secured promissory and short term notes.

Income Tax Expenses

For the three months ended June 30, 2018 and 2017, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

As a result of the above, we incurred a net loss of approximately $528,839 for the three months ended June 30, 2018 as compared to a net gain of approximately $755,667 for the three months ended June30, 2017.

Results of Operations – Six months ended June 30, 2018 compared to Six months ended June 30, 2017.

Revenue

We had no revenues during the six months ended June 30, 2018 and 2017 due to the same factors discussed in the three month period comparison above.

The Company’s operating expenses consisted of the following:

Operating Expenses –

	For the Six Months Ended June 30,
	2018	2017
Selling, General and Administrative expenses
Professional Fees	$55,284	$287,897
Compensation	269,452	328,233
Other	115,281	104,922
Depreciation & Accretion	187,568	201,588
Total Operating Expenses	$627,585	$922,640

We incurred operating expenses of $627,585 during the six months ended June 30, 2018, compared to $922,640 for the six months ended June 30, 2017, respectively. This decrease in operating expenses was materially due to a decrease in professional fees, compensation, other expenses, along with depreciation and accretion for a total reduction of approximately $295,055. The Company is currently attempting to minimize its operating expenses while it works to recapitalize the company.

Non-Operating Expenses

Interest Expenses

For the six months ended June 30, 2018, we incurred net interest expense of approximately $482,188 as compared to approximately $453,444 for the six months ended June 30, 2017, which were materially due to related party secured promissory and short term notes.

Income Tax Expenses

For the six months ended June 30, 2018 and 2017, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

As a result of the above, we incurred a net loss of approximately $1,099,259 for the six months ended June 30, 2018 as compared to a net loss of approximately $352,361 for the six months ended June30, 2017.

Liquidity and Capital Resources

We do not have sufficient cash to operate our business, which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale or license of our processors and or related technology. We intend to source additional capital through the sale of our equity and debt securities and other financing methods. We plan to use the cash proceeds from any financing to either complete the repairs on Processors #3 to resume production of fuels for pilot runs and customer demonstrations and or review other options including but not limited to licensing intellectual property and or pursuing other operational alternatives that may become available to management as we review the options available to the Company. At June 30, 2018, we had a cash balance of $22,482. Our principal sources of liquidity in 2018 have been the proceeds of secured promissory notes and the elimination of the reserve place against our fuel oil sale tax bond.

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

Cash Flow from Operating Activities –

	For the Six Months Ended June 30,
	2018	2017
Net loss	(1,099,258)	(403,306)
Net cash used in operating activities	(437,865)	(266,247)
Cash flow from investing activities
Net cash provided by (used in) investing activities	100,524	(25)
Cash flows from Financing activities:
Net cash provided by financing activities	187,537	146,631
Cash and cash equivalents at beginning of period	172,286	270,898
Cash and cash equivalents at end of period	22,482	$151,257

Cash Flow from Operations

Cash used in operations was approximately $437,865 and $266,247 for the six months ended June 30, 2018 and 2017, respectively. In 2018 and 2017 cash was mainly used to continue funding the minimum operating costs.

Cash Flow from Investing Activities

Cash flow from investing activities was approximately $100,524, and $(25), for the six months ended June 30, 2018 and 2017, respectively, and was attributed to the release of a cash bond for fuel oil taxes that released the reserved cash.

Cash Flow from Financing Activities

Cash flow from financing activities was approximately $ 77,930 and $146,631, for the six months ended June 30, 2018 and 2017, respectively. For 2018 and 2017, these amounts were mainly driven by the proceeds sale of property in Ontario, Canada and amounts received from short-term notes from related parties, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods ended June 30, 2018 and 2017.

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

During the three and six months ended June 30, 2018 and 2017, the Company recorded no impairment losses on property, plant and equipment , respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of equipment for impairment purposes using a discounted cash flow method.

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

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Realized foreign exchange gains and losses are included in the consolidated statements of operations. Unrealized gains or losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. An unrealized foreign exchange loss of approximately $58,000, and gain of approximately of $110,000 are included in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017, respectively.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of June 30, 2018 and December 31, 2017 was $7,343,930 and $7,304,262, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2018 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PLASTIC2OIL, INC.

Date: August 14, 2018	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Item 6. Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

