Form 10-K
period 2018-12-31
Plastic2Oil, Inc.
filed 2019-06-03
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2.4 million as of June 30, 2018 based upon the closing price of $0.02 per share on June 30, 2018.

As of June 3, 2019, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

Unless otherwise noted, references in this Report to “P2O”, the “Company,” “we,” “our” or “us” means Plastic2Oil, Inc., a Nevada corporation

PART I

ITEM 1. BUSINESS

Overview

We are a technology development and licensing company. We have developed technology that converts waste plastic into ultra-clean, ultra-low sulphur fuel products through our proprietary plastic-to-oil, or P2O, process. Previously, our business model was the sale of fuel produced from our own P2O processors and subsequently we sought to manufacture P2O processors for sale to commercial customers. These prior experiences allowed the Company to hone and solidify its technology, however, the capital requirements were significant. For this and other reasons, management shifted its business strategy to technology development and licensing model. We no longer produce and market fuel for sale and no longer manufacture processors ourselves, instead we rely on third party manufacturers. Under our current business model, we seek to license our technology to companies that generate significant waste plastics and desire to have a P2O processor on site to convert the plastics to useable fuel for their operations. We charge our customers for the P2O processor and related equipment, a royalty fee based on the amount of fuel generated, a licensing fee for the use of our proprietary catalyst, and a set up and service fee.

As of May 2019, we had three fully-permitted, P2O processors at our Niagara Falls, NY facility and have the capability to produce and store the fuels at, and ship from, such facility. However, it is our strategy to license our P2O technology and know-how to licensees for their use in producing fuel for their own operations directly from the waste plastics that such licensees generate from their own operations.

Of our three P2O processors, one is dedicated to research and development and two dedicated to fuel production during pilot runs for customer demonstration. We have components for two additional processors, Nos. 4 and 5, which are in process of assembly for future sale. For the reasons described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, our three P2O processors have been idle since late December 2013 and assembly of processors #4 and #5 was suspended. In light of the change in our business model, management has determined that it only requires an operational processor to demonstrate the Company’s technology. Thus, our processors are likely to remain idle or incomplete, as applicable. We currently are offering one of our processors for sale, along with certain real estate in an effort to raise operating capital

We conduct our P2O business at our facilities located in Niagara Falls, New York. Our corporate address is 20 Iroquois Street, Niagara Falls, NY 14303.

Organizational History

We were incorporated on April 20, 2006 under the laws of the State of Nevada under the name 310 Holdings Inc. (“310”). On April 24, 2009, the Company’s founder, former CEO and Chief of Technology, John Bordynuik, purchased 63% of the issued and outstanding shares of 310 and became the Chairman of the Board of Directors and Chief Executive Officer. On June 25, 2009, we purchased certain assets from John Bordynuik, Inc., a corporation founded by Mr. Bordynuik. The assets acquired included tape drives, computer hardware, servers and a mobile data recovery container to read and transfer data from magnetic tapes. From inception until August 2009, we were a shell company within the meaning of the rules of the Securities and Exchange Commission. On August 24, 2009, we acquired all of the outstanding shares of Javaco, Inc., a wholly owned subsidiary of Domark International, Inc. On September 30, 2009, we acquired 100% of the issued and outstanding equity interests of Pak-It, LLC. We formed JBI (Canada) Inc. on February 9, 2010 for purposes of distributing Pak-It products in Canada. We formed Plastic2Oil of NY, #1, LLC on May 4, 2010, for the development and commercialization of our Plastic2Oil business in Niagara Falls, NY.

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

Organizational Chart

The following outlines our corporate structure, as of May 31, 2019, and identifies the jurisdiction of organization of each of our material subsidiaries. Each material subsidiary is wholly-owned by the company.

Plastic2Oil, Inc.	-	Parent company with corporate office in Niagara Falls, NY.

Plastic2Oil of NY #1, LLC	-	Operates our P2O business in Niagara Falls, NY.

Plastic2Oil (Canada) Inc.	-	Conducts our P2O business in Canada, including management of our idle Ontario, Canada fuel blending site.

JBI RE#1, Inc.		Real Estate holding subsidiary operating out of the Niagara Fall, NY

Plastic2Oil RE ONE, Inc.		Real Estate subsidiary operating out of Ontario, Canada

P2O Overview

We are a technology development and licensing company. We have developed technology that converts waste plastic into ultra-clean, ultra-low sulphur fuel products through our proprietary plastic-to-oil, or P2O, process. We have constructed several fully operational P2O processors to demonstrate our technology and process to potential customers. Previously, our business model was the sale of fuel produced from our own P2O processors and subsequently we sought to manufacture P2O processors for sale to commercial customers. These prior experiences allowed the Company to hone and solidify its technology, however, the attendant capital requirements management were significant. For this and other reasons, management shifted its business strategy to technology development and licensing model. We no longer produce and market fuel for sale and no longer manufacture processors ourselves, instead we rely on third party manufactures. Under our current business model, we seek to license our technology to companies that generate significant waste plastics and desire to have a P2O processor on site to convert the plastics to useable fuel for their operations. We charge the company for the P2O equipment, a royalty fee based on the amount of fuel generated, a license fee for the use of our proprietary catalyst, and a set up and service fee.

We provide environmentally-friendly solutions through our processors and technologies. Our primary offering is our Plastic2Oil®, or P2O®, solution, which is our proprietary process that converts waste plastic into fuel through a series of chemical reactions (our “P2O business”).

During the years ended December 31, 2018 and 2017, neither manufacturing nor sales activity took place. We plan to grow mainly from sale of P2O equipment, a royalty fee based on the amount of fuel generated, a license fee for the use of our proprietary catalyst, and a set up and service fee. We continue seeking opportunities to execute on our business strategy with the goal of becoming a leading North American company whose technology transforms waste plastic into ultra-clean, ultra-low sulphur fuel. We have years of operating data and have solved numerous challenges that vexed the plastics-to-oil industry. Since inception we have produced approximately 670,000 gallons of fuel. Our P2O processors have evolved into a modular solution with the completion of our third P2O processor in 2013. We use third party contract manufacturers to supply us with many of the key modular components of our processors, including the kilns, distillation towers and other key components that require specialized machining and fabrication.

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

We shut down our fuel production late in the fourth quarter of 2013 due to severe cold weather that caused damage to condensers and other components of our processors and we have not resumed fuel production due to the repair costs as well as our shift in strategy toward manufacturing processors for sale, as opposed to producing and selling fuel products. Management estimates that the repair of the processors will require the expenditure of between $275,000 and $300,000. An additional $500,000 of startup working capital will be required to resume operations mainly for hiring operational personnel and incremental overhead expenses. We lacked the working capital or access to bank credit to make these repairs. We are reviewing our financing options, including the sale of shares of our common stock or other securities, and or the sale of property and or equipment in order to allow us to obtain sufficient funds to possibly recapitalize the company.

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

P2O Process and Operations

Our patent-pending P2O conversion process involves the cracking of the plastic hydrocarbon chains at ambient pressure using a catalyst. There are various processes in existence for converting plastic and other hydrocarbon materials into products for use in the production of fuels, chemicals and recycled items. These processes include: pyrolysis (conversion using dry materials at high pressure and temperature in the absence of oxygen), catalytic conversion (conversion using a catalyst for stimulating a chemical reaction), depolymerization (conversion using superheated water and high pressure and temperature) and gasification (conversion at high temperature using oxygen or steam).

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

Processor Input

Waste Plastics: We are able to feed mainly mixed unwashed waste plastics into the Plastic2Oil processors. Waste plastic is widely available, and we are focused on maximizing the types and densities of the plastic we procure for optimal processor performance.

Heat Transfer Fluid: We are also able to include hydrocarbon base fluid as feed into the P2O processors.

Processor Output

We are currently permitted to feed two tons, or 4,000 pounds, of waste plastic per hour into each processor by a continuous conveyor belt where it is heated by a burner that mainly burns off-gases produced from the P2O process. Plastic hydrocarbons are cracked into various shorter hydrocarbon chains and exit in a gaseous state. Any residue, metals, and or non-usable substances remain in the reactor and are periodically removed. Through our proprietary process, Fuel Oil No. 6, Fuel Oil No. 2, and Naphtha are condensed from the reactor through the remainder of the process. The fuel output is then transferred to storage tanks automatically by the system. Our process is mainly operated by an automated computer system that controls the conveyor feed rate, system temperatures, off-gas systems, and the pumping out of newly created fuel to storage tanks. The plastic to liquid fuel conversion is approximately 86% by weight. Therefore, twenty tons of plastic can be processed into approximately 4,100 gallons of fuel. We have three processors at our Niagara Falls, NY facility. One processor was dedicated to research and development and all three processors remained idle due to maintenance and repair issues.

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

Residue: There is approximately 2-4% residue from our process, which is petroleum coke or carbon black (which we call “petcoke”) that needs to be removed on a periodic basis to a waste facility.

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

Naphtha is a very light fuel product that is used as a cutting component for both high and regular grade gasoline. Fuel Oil No. 2 is a mid-range fuel commonly known as diesel and has numerous transportation, manufacturing, and industrial uses. Fuel Oil No. 6 is a heavy fuel generally used in industrial boilers and ships. Our process produces high quality, ultra-low sulphur fuels, without the need for further refinement which enables fuel sales directly from the processors to the end-user.

The reusable off-gas that is produced by the P2O process is used to fuel the burner that heats the entire processor.

P2O Facilities

We currently own one main facility (located in Niagara Falls, NY) that we use in our P2O business, as well as a second owned facility, our fuel blending site (located in Thorold, Canada), for use in the future. These are briefly described below. Additional information on our properties can be found in Item 2 of this report.

Niagara Falls, NY facility: Our Niagara Falls, NY facility currently is comprised of two buildings that are owned by the Company, a 10,000 square foot building that currently houses one commercial-scale P2O processor and one P2O processor devoted to research and development activities, and a 7,200 square foot building housing the third commercial-scale P2O processor. Our Niagara Falls operations are situated on eight acres that can accommodate expansion of our operations. This facility also serves as the center of our research and development operations and our administrative offices.

Blending Site: We own a 250,000 gallon fuel-blending facility in Thorold, Ontario, Canada, which, when in use, would allow us to blend and self-certify certain fuels that are produced from our process to meet government specifications.

All properties are pledged under various agreements as described in Item 7, Transactions with Related Parties.

Sales and Distribution

Our P2O business is a commercial manufacturing and production business. We plan to grow mainly from the licensing of technology and the sale of processors.

Suppliers

We rely on third party manufacturers for the manufacture of many components of our processors, including kilns and distillation towers.

During the years ended December 31, 2018 and 2017, two suppliers, accounted for 34.3% of accounts payable. The two consist of Colgate Industries and 2335524 Ontario, Inc., for which terms are all past due.

Licenses, Permits and Testing

We maintain the following permits and licenses in connection with the operation of our P2O business.

License/Permit	Issuing Authority	Registration Number	Issue date
Air Permit	NYSDEC	9-2911-00348/00002	06/30/2018(Annual)
Solid Waste Permit	NYSDEC	9-2911-00348/00003	06/30/2018(Annual)
Bulk Fuel Blending License	Ontario Technical Standards & Safety Authority	000184322	10/12/2018(Annual)
Waste Disposal Site	Ontario Ministry of the Environment	A121029	Perpetual (subject to annual reviews)

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

Competition

Our P2O business has elements of both a recycling business and a fuel refiner/production business, which makes it difficult to identify and make direct comparisons to competitors. Both the recycling and energy sectors are characterized by rapid technological change. Our future success will depend on our ability to achieve and maintain a competitive position with respect to technological advances in both of these sectors. We believe that our business currently faces competition in the plastics-to-energy market, including competition from PK Clean, Green Envirotec Holdings LLC, Vadaxx and RES polyflow, each of which has developed alternative methods for obtaining and generating fuel from plastics. Because P2O solution end products include a variety of fuels, we also face competition from the broader petroleum industry.

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

Intellectual Property

To ensure the protection of our proprietary technology, we have applied for patent protection for both the P2O process and P2O processor. As of May 2019, we have pending two United States and one Canadian applications. A lack of patent protection could have a material adverse effect on our ability to gain a competitive advantage for our process and processors, since it is possible that our competitors may be able to duplicate the P2O process for their own purposes. We also rely on our trade secrets to provide protection from portions of our process and proprietary catalyst.

We also hold a U.S. patent relating to our Data Business for the recovery of tape information. This was sold to 2335524Ontario Inc. on March 2, 2018.

We also hold three United States trademarks and are as follows:

(1) The standard character mark P2O®

(2) Miscellaneous design

(3) The standard character mark Plastic2Oil®

Research and Development

Given our strategic focus on developing our P2O business, we anticipate that our research and development activities related to our P2O processors and the construction, operation and systems management of those processors will decrease. Specifically, we will seek to increase the operational capabilities and performance of our P2O processors as opportunities arise. Research and development expenditures was $0 in 2018 and 2017.

Employees

As of May 2019, we employed three persons full-time and one person part-time, of which one were executive management, one and one half were in finance and administration, one was in operations. None of our employees are subject to a collective bargaining agreement and we believe that our labor relations are good.

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

2. Fuel Blending Facility

We own approximately six acres of land in Thorold, Ontario, Canada where we have the capability to operate our fuel blending tanks facility with a 250,000 gallon capacity. When active, the idle fuel-blending facility gives us the capability to store, blend, analyze and self-certify the fuels produced from the P2O process. The facility was not in use during 2018 and 2017. We own the property and have no mortgage debt outstanding in relation to this facility.

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2018, the Company was involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

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

Quarter	High	Low
2018
First Quarter	$0.05	$0.02
Second Quarter	0.04	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.02	0.01

2017
First Quarter	$0.05	$0.03
Second Quarter	0.05	0.01
Third Quarter	0.03	0.01
Fourth Quarter	0.04	0.01

Holders

On May 31, 2019, there were 450 holders of record of our common stock, $0.001 par value per share.

As of May 31, 2019, we had issued and outstanding 124,756,158 shares of common stock, $0.001 par value per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2018 with respect to equity compensation plans under which the Company’s common stock may be issued.

Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans

JBI, Inc. 2012 Long-Term Incentive Plan Approved by Stockholders	1,600,000	$.12	4,808,424
Equity Compensation Plans not Approved by Stockholders	220,000	0.41	220,000

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

Business Overview

For the twelve months ended December 31, 2018 and 2017, the Company has no P2O revenue. The Company’s P2O processors were idle for all of 2017 and 2018. The Company’s data storage and recovery business was idle during the twelve months ended December 31, 2017.

On April 17, 2017, the Company recorded $779,287 to Other Income from the settlement of the Glenny and Maskell lawsuit. Net cash received was $524,010, net of legal expenses.

For financial reporting purposes, we currently operate in one business segment. Prior to 2017, we had operated in two business segments, (i) our P2O® solution business, which manufactured and sold the fuel produced through our two P2O processors and (ii) data storage and recovery (the “Data Business”). On March 2, 2018, we exited the Data Business; it was sold to 2335524 Ontario Inc. As of this filing date of the report, all three of our fully-permitted P2O processors were idle and not producing fuel products. In light of the change in our business model, management has determined that it only requires an operational processor to demonstrate the Company’s technology. Thus, our processors are likely to remain idle or incomplete, as applicable.

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

The following table highlights since inception the proceeds from financings, research and development expenditures, investment in property, plant and equipment and fuel produced:

	FY 2009-2013	FY 2014-2015	FY 2016	FY 2017	FY 2018	Total
Cash raised	$31,088,110	$1,730,095	$600,000	$0	$327,930	$33,746,135
R&D cost	$2,452,560	$22,652	$0	$0	$0	$2,475,212
Investment in property, plant & Equipment	$4,792,433	$13,775	$0	$0	$0	$4,806,208
Fuel produced in gallons	655,037	12,959	0	0	0	667,996

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

In 2018, we substantially reduced the Company’s monthly cash burn rate as a result of actions taken in 2016 and 2017, which resulted in a $327,438 reduction of operating expenses for the twelve months ended December 31, 2018. We continue to monitor our operating expenses closely and exploring every avenue, including the March 31, 2017 sale of vacant land and building we own in Thorold, Canada and also seeking to rent or sell the idle blending facility to a qualified independent operator.

Our 2018 and 2017 financing activities came from cash raised through short-term loans from our CEO, related party strategic investors and non-related party strategic investors. Some of these investors have experience in systems integration and we believe that their engineering and operations experience will be instrumental towards delivery, set-up and sale of the P2O processors through commercials partnerships.

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

On December 21, 2017, we executed a Master Agreement (the “Master Agreement”) with Veridisyn Technologies, LLC, a company engaged in processing waste plastics (the “Customer”), pursuant to which the Customer agreed to purchase all of its requirements for the catalyst and processors for its plastic-to-oil (P2O) operations from the Company and to license from the Company certain related P2O technology. The Master Agreement was executed pursuant to the Company’s previously disclosed Memorandum of Understanding with a then un-disclosed party. Under the Master Agreement, the Customer agreed to submit purchase orders for six processors during the first three years of the Master Agreement, two of which shall be ordered within the first one hundred twenty days of executing the Master Agreement. The purchase price of the P2O processors will be $2 million for each of the initial two processors and $3 million for each subsequent processor. In connection with the sale of processors, the Company agreed to provide certain monitoring and technical support services. In addition, as consideration for the non-exclusive license of certain P2O technology, The Customer agreed to pay the Company a royalty fee of 5% of gross sales of fuel products by the Customer or its customers. The Company granted the Customer a right of first refusal to purchase P2O processors for facilities to be developed in certain southern U.S. States. This could lead to purchase of two processors in 2018, although there can be no assurance as negotiations remain ongoing. This agreement lapsed as of December 2018, but the Customer is still working with the Company on restructuring the business arrangement.

Through years of testing and refinement in conjunction with our outside engineering firm, we considered and initiated worked towards bringing our flagship processor #3 back online. We are still considering our ability to work towards this goal, but we are presently undercapitalized to fully engage this effort. We believe it will be important to be able to demonstrate the commercial viability of this processor by regular (pilot) operations at our Niagara Falls plant to potential customers. Of primary influence to our decision to expand our sales efforts and to bring the flagship processor #3 back online is our view based on analysis and consultation that oil prices have reached a bottom and could rise and stay above $50 a barrel in the foreseeable future.

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

Data Recovery & Migration Business

On March 2, 2018, the Data Business was sold to 2335524Ontario Inc.

Listing on the OTCQB

On June 3, 2019, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On June 3, 2019, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.02.

Sources of Revenues and Expenses

Revenues

In 2018, we did not derive revenue from our either P2O business or Data Business.

Cost of Sales

We did not incur cost of sales in 2018 or 2017. Costs of Sales for P2O when operating consist of the following:

●	feedstock procurement costs;

●	overhead incurred at our Niagara Falls Facility related to the operation of the processors; and

●	freight costs incurred in shipping of plastics and fuels.

Costs of sales for our Data Business mainly consist of direct labor costs incurred in reading and interpreting the tape data as well as costs for transferring the tape data to storage media.

Operating Expenses

Operating expenses consist primarily of the following:

●	personnel-related costs including employee payroll, payroll taxes, stock based compensation and insurance;

●	plant and processor related costs including repairs and maintenance, processing and welding consumables, safety equipment and related costs;

●	professional fees including legal fees, accounting fees including audit and tax professional costs, certain public company required fees, consulting fees and other professional and administrative costs;

●	insurance costs consisting of pollution, workers compensation, general liability, and directors’ and officers’ insurance policies;

●	compliance related costs including environmental consulting fees, stack test and other related testing costs and permitting costs;

●	depreciation expense related to our property plant and equipment; and

●	Impairment expense related to our deposits and property, plant and equipment.

Other Income (Expense).

In 2018, total other expenses of $1,786,609 consists of $10,498 of the sale of the Tape Reading Equipment to 2335524 Ontario Inc., $1,161,337 of interest expenses on secured promissory notes and amortization on debt discount, along with $635,770 from the impairment loss of property, plant and equipment.

In 2017, total other expenses of $111,166 consisted mainly of $1,134,839 of interest expenses on secured promissory notes and amortization of debt discount, $13,158 impairment loss of property, plant, and equipment, $255,676 gain on disposable of the 1783 Allanport Road land and building and $781,155 income from the Glenny and Maskell settlement.

Results of Operations – Year ended December 31, 2018 compared to Year ended December 31, 2017

Revenue

As we only recently shifted our business strategy to selling fuel processors, we did not derive any revenue from processor sales in 2018 or 2017. The following table shows a breakdown of our revenues from these sources.

Revenue	Period Ended December 31,
	2018	2017	% Change
P2O Revenue
Fuels	$-	$-	-%
Total P2O Revenue	-	-	-%

Data Business	-	0	0%
TOTAL REVENUE	$-	$0	0%

There was no fuel production in the year ended December 31, 2018 and 2017. Consequently, there was neither fuel shipment nor fuel revenue. The lack of fuel revenue for these years was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers. These processors were idle for all of 2018 and 2017 and are currently idle.

Cost of Goods Sold & Total Gross Profit

As indicated earlier, we had no fuel produced in 2018 and 2017. The following tables are a breakdown of the costs of goods sold and Total Gross Profit:

Cost of Goods Sold	Periods Ended December 31,
	2018	2017	% Change
P2O Cost of Goods Sold
Fuels	$-	$-	-%
Total P2O Cost of Goods Sold	-	-	-%

Data Business Cost of Goods Sold	-	0	0%
TOTAL COST OF GOODS SOLD	$-	$0	0%

Gross Profit (Loss)	Periods Ended December 31,
	2018	2017	% Change
P2O Gross Loss
Fuels	$-	$-	-%
Total P2O Gross Loss	-	-	-%

Data Business Gross Profit	-	0	0%
TOTAL GROSS PROFIT	$-	$0	0%

The cost of goods sold related to the Data Business was primarily the direct labor incurred in the reading and interpreting of the magnetic tape data.

Operating Expenses

We incurred operating expenses of $990,882 during the year ended December 31, 2018, compared to $1,363,320 for the year ended December 31, 2017. This $372,438 decrease was driven by a $226,659 decrease in professional fees (from legal fees incurred in the recovery of $779,287 from the Glenny & Maskell class action suit in 2017), a $141,108 reduction in wages from less full-time equivalent (FTE) employees, $18,489 from reduction in depreciation expenses offset by an increase in other operating expenses of $13,818. For the years ended December 31, 2018 and 2017, compensation expense includes $22,665 and $63,170 for shares of common stock issued for services. A breakdown of the components of operating expenses for the fiscal years ended December 31, 2018 and 2017, are as follows:

Operating Expenses
	For the Twelve Months Ended December 31,
	2018	2017
Selling, General and Administrative expenses
Professional Fees	$115,799	$342,458
Compensation	493,392	634,500
Other	206,993	193,175
Depreciation & Accretion	174,698	192,707
Total Operating Expenses	$990,882	$1,362,839

Non-Operating Expenses

Interest Expenses

For the year ended December 31, 2018, we incurred net interest expense of $1,161,337 as compared to $1,134,839 for the year ended December 31, 2017.

Income Tax Expenses

For the years ended December 31, 2018, and 2017, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the years ended December 31, 2018 and 2017, we incurred $0 current income tax or future income tax expenses from continuing operations.

Net Loss

We incurred a net loss of $2,777,491 for the year ended December 31, 2018 as compared to a net loss of $1,474,005 for the year ended December 31, 2017. The primary reason for the increase in net loss was from a $622,612 increase in Impairment Losses on Long lived assets, an increase in interest expense of $26,498, a gain on disposal of property, plant and equipment incurred in 2017 of $255,676 and a gain on the settlement of a lawsuit in 2017 of $781,155.

Liquidity and Capital Resources

We do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors. We intend to source additional capital through the sale of our equity and debt securities and other financing methods. We plan to use the cash proceeds from any financing to complete the repairs on Processors #3 to resume production of fuels for pilot runs and customer demonstrations. At December 31, 2018, we had a cash balance of $47,808. Our principal sources of liquidity in 2018 was from the sale of the property located at 1783 Allanport Road, Thorold, Ontario, Canada and proceeds from the settlement of the Glenny and Maskell (Canadian Insurance Broker) lawsuit. Our principal sources of liquidity in 2017 were the proceeds from the related party short-term loans from our chief executive officer, and proceeds from the sale of related –party and non-related party secured long –term debt.

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

The following table provides a comparative summary of our cash flows for the fiscal years ended December 31, 2018 and 2017.

Cash Flow from Operating Activities
	For the Twelve Months Ended December 31,
	2018	2017
Net Loss	$(2,777,491)	$(1,474,005)
Net cash used in operating activities	(552,932)	(184,424)
Cash flow from investing activities
Net cash used in investing activities	100,524	(101)
Cash flows from Financing activities:
Net cash provided by financing activities	327,930	85,913
Cash at beginning of period	172,286	270,898
Cash at end of period	$47,808	$172,286

Cash Flow from Operations

Cash used in operations was $552,932 and $184,424 for the years ended December 31, 2018 and 2017, respectively. In 2018 and 2017 cash was mainly used to continue funding the minimum operating costs. In 2017, the Glenny and Maskell settlement provided cash in the amount of $524,010, net of legal expenses.

Cash Flow from Investing Activities

Cash used in investing was $100,524 and $101 for the years ended December 31, 2018 and 2017 and was attributable to restricted cash.

Cash Flow from Financing Activities

Cash flow from financing activities was $327,930, and $85,913, for the years ended December 31, 2018 and 2017, respectively. For 2018 and 2017, these amounts were mainly driven by the proceeds sale of property in Ontario, Canada, Glenny Maskell settlement and amounts received from short-term notes from related parties

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the years ended December 31, 2018 and 2017.

Transactions with Related Parties

As of December 31, 2018 and 2017, Richard Heddle, CEO is due $1,200,000 and $960,000 in accrued payroll, respectively, which is included in accrued expenses on the balance sheets. Further, as of December 31, 2018 and 2017, Richard Heddle is owed $9,594,893 and $8,867,649, respectively, in secured Promissory Notes.

See Note 7 of our financial statements for additional Secured Promissory Notes Payable to related parties.

At December 31, 2018 and 2017, the Company’s accounts payable and accrued expenses included a $132,217 (adjusted for currency fluctuation) outstanding balance due to Heddle Marine Services, a business controlled by Mr. Heddle. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued RRON Operation.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. At December 31, 2018, there were no installed marine vessel processors pursuant to the contract.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents as of December 31, 2018 and 2017.

Restricted Cash

At December 31, 2018 and December 31, 2017, the Company had $0 and $100,524, respectively, of restricted cash, which is used to secure a line of credit that secures a performance bond on behalf of the Company.

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

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations.

As of December 31, 2018 and 2017, we recorded impairment losses of $635,770 and $13,158, respectively. The charge in 2017 relates specifically to the sale of the property at 1783 Allanport Road, Thorold, Ontario, Canada.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $67,897, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the unaudited condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the unaudited condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. The December 31, 2018 and 2017 assessment, amounted to a net increase of $0 and $0, respectively. As of December 31, 2018 and December 31, 2017, both the carrying value of the asset retirement obligations were $67,897 and $65,920, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure. This liability is included in other long-term liabilities.

Environmental Contingencies

The Company records environmental liabilities at their undiscounted amounts on our consolidated balance sheets as other current or long-term liabilities when environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. These costs may be discounted to reflect the time value of money if the timing of the cash payments is fixed or reliably determinable and extends beyond a current period. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

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

P2O equipment and catalyst sales are recognized when the customer takes possession of the items since title to the goods and the risk of loss transfers from P2O to Customer upon delivery. Royalty fee from production are recognized when the customer produces fuel from its P2O processors and related equipment. License fees from the use of our catalyst and a setup fee and service fee are recognized when the customer is in production mode.

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange of $0 and gain of $57,301 for monetary items are included as general and administrative expenses in the condensed consolidated statements of operations for the twelve months ended December 31, 2018 and 2017, respectively. The 2017 foreign exchange gain results from the payoff of the 1783 Allanport property mortgage. Resulting differences are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets.

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

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the year ended December 31, 2018, potential dilutive common stock equivalents consisted of 1,600,000 shares underlying common stock warrants and 220,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because they would be antidilutive. For the year ended December 31, 2017, potential dilutive common stock equivalents consisted of 14,950,000 shares underlying common stock warrants and 6,650,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because they would be antidilutive.

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

During the years ended December 31, 2018 and 2017, two suppliers accounted for 34.3% of accounts payable, respectively.

The carrying amounts of cash, accounts payable, accrued expenses capital leases, and promissory notes, approximate fair value because of the short-term nature of these items or prevailing interest rates.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced negative cash flows from operations since inception, have a history of net losses from continuing operations of $2,777,491 and $1,474,005 for the years ended December 31, 2018 and 2017, respectively, and have an accumulated deficit of $82,195,628 at December 31, 2018. These factors raise substantial doubt about our ability to continue to operate in the normal course of business. We have funded our activities to date almost exclusively from equity financings and issuance of secured long-term debt.

Financial Instruments and Other Instruments

We do not have any outstanding financial instruments and/or other instruments.

Disclosure of Outstanding Securities

As of May 31, 2019, we had 124,756,158 shares of common stock issued and outstanding.

In conjunction with the Company’s 2012 Long Term Incentive Plan, options to purchase 220,000 shares of common stock with the exercise price of $0.32, and 1,600,000 warrants with a weighted average exercise price of $0.12 per shares are vested at December 31, 2018.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of December 31, 2018 and 2017 was $9,924,418 and $7,304,262 respectively.

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

There were no revenue and accounts receivable for the years ended December 31, 2018 and December 31, 2017.

During the years ended December 31, 2018 and 2017, two suppliers accounted for 34.3% of accounts payable.

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

Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Plastic2Oil, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Plastic2Oil, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income and stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two- year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Palm Beach Gardens, Florida

June 3, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2018	As of December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,808	$172,286
Restricted cash (Note 2 )	-	100,524

Prepaid expenses and other current assets	11,575	12,386
TOTAL CURRENT ASSETS	59,383	285,196

Property, plant and equipment, net (Note 4)	537,192	1,525,918
Property held for sale (Note 5)	180,235	-

Deposits (Note 2)	18,800	10,000

TOTAL ASSETS	$795,610	$1,821,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,846,669	$1,878,821
Accrued expenses	2,888,224	2,607,561
Secured promissory notes – related parties, current portion (Note 7)	9,924,418	7,304,262
Capital lease (Note 9)	22,210	21,362
TOTAL CURRENT LIABILITIES	14,681,521	11,812,006

LONG-TERM LIABILITIES:
Asset retirement obligations (Note 2)	67,897	65,920
Secured promissory notes – related parties, less current portion (Note 7)	632,533	1,972,219
Secured promissory notes (Note 8)	130,274	115,802
TOTAL LONG-TERM LIABILITIES	830,704	2,153,941

TOTAL LIABILITIES	15,512,225	13,965,947

Commitments and contingencies ( Note 10)

STOCKHOLDERS’ DEFICIT:
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 shares issued and outstanding	124,756	124,756
Additional paid in capital	67,199,658	67,176,993
Accumulated other comprehensive income (loss)	154,599	(28,445)
Accumulated deficit	(82,195,628)	(79,418,137)
TOTAL STOCKHOLDERS’ DEFICIT	(14,716,615)	(12,144,833)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$795,610	$1,821,114

The accompanying notes are an integral part of the consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2018	2017
OPERATING EXPENSES
Selling general and administrative expenses
Professional Fees	115,799	342,458
Compensation	493,392	634,500
Other	206,993	193,175
Depreciation of property, plant and equipment	174,698	192,707
TOTAL OPERATING EXPENSES	990,882	1,362,839

LOSS FROM OPERATIONS	(990,882)	(1,362,839)

OTHER (INCOME) EXPENSES
Impairment loss - property, plant and equipment.	635,770	13,158
Gain on disposal of property, plant and equipment	-	(255,676)
Interest expense, net	1,161,337	1,134,839
Other expense, net	(10,498)	(781,155)
TOTAL OTHER (INCOME) EXPENSES	(1,786,609)	(111,166)

LOSS BEFORE INCOME TAXES	(2,777,491)	(1,474,005)

Provision for Income taxes	-	-

NET LOSS	(2,777,491)	(1,474,005)

Basic and diluted loss per share	$(0.02)	$(0.01)

Basic and diluted weighted average number of shares outstanding (Note 2)	124,756,158	124,756,158

The accompanying notes are an integral part of the consolidated financial statements.

F-3

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	December 31,
	2018	2017

NET LOSS	$(2,777,491)	$(1,474,005)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX
Foreign currency items	183,044	(221,961)
COMPREHENSIVE LOSS	$(2,594,447)	$(1,695,966)

The accompanying notes are an integral part of the consolidated financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2018 and 2017

	Common Stock $0.001 Par Value		Additional Paid	Accumulated	Other Comprehensive	Total Stockholder
	Shares	Amount	in Capital	Deficit	Income (Loss)	Deficit

BALANCES - DECEMBER 31, 2016	124,756,158	$124,756	$67,113,822	$(77,944,132)	$193,516	$(10,512,038)

To book Stock compensation expense related to granting of stock options at $0.05	-	-	63,170	-	-	63,170

Foreign currency adjustment	-	-	-	-	(221,961)	(221,961)

Net loss	-	-	-	(1,474,005)	-	(1,474,005)

BALANCES - DECEMBER 31, 2017	124,756,158	$124,756	$67,176,992	$(79,418,137)	$(28,445)	$(12,144,834)

The accompanying notes are an integral part of the consolidated financial statements.

(Continued next page)

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2018 and 2017

	Common Stock $0.001 Par Value		Additional Paid	Accumulated	Other Comprehensive	Total Stockholder
	Shares	Amount	in Capital	Deficit	Income (Loss)	Deficit

BALANCES - DECEMBER 31, 2017	124,756,158	124,756	$67,176,992	$(79,418,137)	$(28,445)	$(12,144,834)

Stock compensation expense	-	-	22,666	-	-	22,666

Foreign currency adjustment	-	-	-	-	183,044	183,044

Net loss	-	-	-	(2,777,491)	-	(2,777,491)

BALANCES - DECEMBER 31, 2018	124,756,158	124,756	$67,199,658	$(82,195,628)	$154,599	$(14,716,615)

The accompanying notes are an integral part of the consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended December 31,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS	$(2,777,491)	$(1,474,005)
Reconciliation of net loss to net cash used in operations:
Depreciation of property plant and equipment	174,699	193,187
Amortization of debt discount	147,836	198,935
Impairment loss - property, plant and equipment	635,770	13,158
Accrued interest expense	1,013,501	928,874
Stock compensation expense	22,665	63,170
Gain on sale of property plant and equipment	-	(255,676)

Changes in assets and liabilities:
Accounts receivable	-	(21,950)
Prepaid expenses and other current assets	(7,990)	20,184
Accounts payable	(15,511)	(169,861)
Accrued expenses	253,589	275,660
NET CASH USED IN OPERATING ACTIVITIES	(552,932)	(184,424)

CASH FLOW FROM INVESTMENT ACTIVITIES:
Decrease (increase) in restricted cash	100,524	(101)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	100,524	(101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of property, plant and equipment	-	365,070
Proceeds from short-term loans – related party	327,930	-
Repayment of mortgages and capital leases	-	(279,157)
NET CASH PROVIDED BY FINANCING ACTIVITIES	327,930	85,913

NET DECREASE IN CASH	(124,478)	(98,612)

CASH AT BEGINNING OF YEAR	172,286	270,898

CASH AT END OF YEAR	$47,808	$172,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$578	$7,796

The accompanying notes are an integral part of the consolidated financial statements.

PLASTI2OIL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND GOING CONCERN

Plastic2Oil, Inc. (the “Company” or “P2O”) was originally incorporated as 310 Holdings, Inc. (“310”) in the State of Nevada on April 20, 2006. 310 had no significant activity from inception through 2009. In April 2009, John Bordynuik purchased 63% of the issued and outstanding shares of 310. During 2009, the Company changed its name to JBI, Inc. and began operations of its main business operation, transforming waste plastics to oil and other fuel products. During 2014, the Company changed its name to Plastic2Oil, Inc. (“P2O”). P2O is a combination of proprietary technologies and processes developed by P2O which convert waste plastics into fuel. P2O currently, as of the date of this filing, has three processors at its Niagara Falls, NY facility (the “Niagara Falls Facility”). The processors have been idle since December 2013. Our P2O business has begun the transition from research and development to a commercial business that plans to grow through the licensing of technology and or from the sale of processors.

Presently, we do not have sufficient cash to operate our business which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale of our processors.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates continuation of the Company as a going concern which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception, has net losses from continuing operations of $2,777,491, and $1,474,005 for the years ended December 31, 2018 and 2017, respectively, and has a working capital deficit of $14,622,138 and an accumulated deficit of $82,195,628, at December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings, loans from related parties and issuance of secured long-term debt.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1 Inc., Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2Oil Re One Inc., JBI Re #1 Inc., Plastic2Oil Marine Inc., Javaco, and Pak-it. All intercompany transactions and balances have been eliminated in consolidation. Amounts in the consolidated financial statements are expressed in US dollars. Recycling Center, Pak-It and Javaco have also been consolidated.

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

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents as of December 31, 2018 and 2017. As of December 31, 2018 and December 31, 2017, the Company has cash of $47,808 and $172,286, respectively.

Restricted Cash

As of December 31, 2018 and 2017, the Company had $0 and $100,524, respectively, of restricted cash, which was used to secure a line of credit that secured a performance bond on behalf of the Company. Given the Company is no longer producing fuel, the State of New York released the bond requirement.

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

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets on an asset by asset basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations.

During the years ended December 31, 2018 and 2017, the Company recorded impairment losses on deposits and property, plant and equipment of $635,770 and $13,158, respectively, in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The Company estimates the fair value of its long-lived assets for impairment purposes using an undiscounted cash flow method.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $58,363, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of December 31, 2018 and December 31, 2017, the carrying value of the asset retirement obligations was $67,897 and $65,920, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor and testing and sampling of the site upon closure.

Environmental Contingencies

The Company records environmental liabilities at their undiscounted amounts on our balance sheets as other current or long-term liabilities when environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. These costs may be discounted to reflect the time value of money if the timing of the cash payments is fixed or reliably determinable and extends beyond a current period. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

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

Foreign Currency Translation

The consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Foreign exchange of $0 and gain of $57,301 are included as general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively.

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

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the year ended December 31, 2018, potential dilutive common stock equivalents consisted 1,600,000 shares underlying common stock warrants and 220,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect is anti-dilutive. For the year ended December 31, 2017, potential dilutive common stock equivalents consisted 4,850,000 shares underlying common stock warrants and 2,380,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because of their effect is anti-dilutive.

Concentrations and Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts and accounts receivable. The Company’s policy is to place our operating demand deposit accounts with high credit quality financial institutions that are insured by the Federal Deposit Insurance Corporation, however, account balances may at times exceed insured limits.

During the years ended December 31, 2018 and 2017 two suppliers accounted for 34.3% of accounts payable.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, accrued expenses, capital leases, and promissory notes approximate fair value because of the short-term nature of these items or prevailing interest rates.

Recently Issued Accounting Pronouncements

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consist of the following at:

As of December 31, 2018	Cost	Accumulated Depreciation	Net Book Value

Machinery and office equipment	47,137	(47,056)	81
Furniture and fixtures	14,166	(14,166)	-
Land	109,203	-	109,203
Asset retirement obligation	58,363	(12,497)	45,866
Office and industrial buildings	542,450	(160,408)	382,042

Equipment under capital lease	53,257	(53,257)	-
Total	$824,576	$(287,387)	$537,192

As of December 31, 2017	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$218,054	$(40,635)	$177,419
Machinery and office equipment	1,626,379	(1,385,432)	240,947
Furniture and fixtures	16,368	(16,368)	-
Land	243,859	-	243,859
Asset retirement obligation	58,363	(9,799)	48,564
Office and industrial buildings	1,084,899	(271,672)	813,227
Equipment under capital lease	53,257	(51,355)	1,902
Total	$3,301,179	$(1,775,261)	$1,525,918

At December 31, 2018 and 2017, the Company recognized $172,796, and $190,009, respectively, of depreciation expense. At December 31, 2018 and 2017, machinery and equipment with a cost of $53,257 and accumulated amortization of $53,256 and $51,355, respectively, were under capital lease. During the periods ended December 31, 2018 and 2017, the Company recognized $1,902, and $7,608, respectively, of depreciation expense related to these assets under capital lease.

At December 31, 2018 and 2017, we recorded impairment loss on property, plant and equipment of $635,770 and $13,158, respectively in accordance to ASC 360-10-50-2 where an impairment loss will be recognized only if the carrying amount of the long-lived assets are not recoverable and exceeds its fair value. The change in 2017 relates specifically to the sale of the 1783 Allanport property.

NOTE 5 - PROPERTY HELD FOR SALE

The Company has offered for sale its land and building of its blending site located in Thorold, Ontario. Canada. The Company no longer requires the land or building as part of its plans to either assemble and or manufacture or license its technology. The land and building are currently listed for sale and the Company anticipates a sale in less than twelve (12) months. Accordingly, these assets have been reclassified from property, plant and equipment to property held for sale in the accompanying balance sheet as of December 31, 2018. The Company has determined the fair value of its property held for sale exceeds its carrying value and no valuation allowance is necessary. The net book value of the land and building of $180,235 has been presented in the accompanying balance sheet as property held for sale at December 31, 2018.

NOTE 6 - INCOME TAXES

The following table summarizes the activities for the year ended December 31, 2018 and December 31, 2017, respectively:

	2018	2017
Statutory tax rate:
U.S.	21%	34%
Foreign	26.5%	26.5%

Loss from operations before recovery of income taxes:
U.S.	$(2,622,093)	$(1,603,917)
Foreign	(155,398)	129,912
	(2,777,491)	$(1,474,005)

Expected income tax recovery	(591,820)	$(510,905)

Permanent differences	265	1,889
Other adjustments	(35,662)	(7,122,672)
Change in Tax Rate	-	7,019,512
Increase in valuation allowance	627,217	612,176

Income tax recovery from continuing operations	$-	$-

The Company’s income tax recovery is allocated as follows:

The Company’s deferred tax assets and liabilities as at December 31, are as follows:

	2018	2017
Deferred Tax Assets
Net operating losses	$13,395,733	$13,700,176
Reserve – contingency	64,563	81,415
Property, plant and equipment	239,907	258,553
Accounts receivable	137,144	146,965
Accrued expenses	296	317
Stock based compensation	225,466	236,756
Impairment Reserve	458,121	490,680
Other	1,171	1,255
	14,522,401	14,916,118
Deferred Tax Liability
Property, plant and equipment	(451,476)	(462,779)

Less: Valuation allowance	(14,070,925)	(14,453,339)
	$-	$-

The Company has $46,166,933 of US and $5,928,358 of foreign, net operating tax losses that begin to expire in the year 2038.

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income (loss) at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. For the years ended December 31, 2018 and 2017, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada. The Company had no income tax expense on its $2,777,491 and $1,474,005 losses for the years ended December 31, 2018 and 2017, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within selling, general and administrative expenses. As of December 31, 2018 and 2017, the Company had no uncertain tax positions.

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

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. The years ended December 31, 2014 through December 31, 2018 are open tax years.

NOTE 7 – SECURED PROMISSORY NOTES - RELATED PARTIES

Secured promissory notes with related parties consists of the following:

	As of December 31, 2018	As of December 31, 2017
Secured Demand Promissory Notes bearing interest ranging from 4 to 12% per annum.	$1,907,636	$1,969,121

Secured Demand Promissory Notes bearing interest ranging from 4 to 12% per annum.	628,382	588,651
Secured Demand Promissory Note - $100,000 Canadian dollars in February 16, 2018 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA.	75,892	-
Secured Promissory Notes of-$1,000,000 in November 19, 2014 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,595,798	1,413,186
Secured Demand Promissory Note - $125,000, July 11, 2018 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA.	126,711	-
Secured Promissory Notes ($1,000,000 in August 29, 2013 and $2,000,000 in September 31, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54 per share and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. This note is currently in default.	5,463,259	4,746,490
Secured Demand Promissory Note - $125,000 in July 31, 2018 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA.	126,740	-
Secured Promissory Note -$100,000 in August 24, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	129,685	115,276

Secured Promissory Note -$400,000 in October 18, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	502,848	443,757

Total	10,556,951	9,276,481

Less: Current portion short term secured promissory notes – related parties	$9,924,418	$7,304,262
Long Term Secured promissory notes – related parties	$632,533	$1,972,219

Continuity of Secured Promissory Notes – Related Parties	As of December 31, 2018	As of December 31, 2017
Face value of secured notes payable	$6,996,441	$6,668,511
Accrued interest on secured promissory notes	3,581,343	2,776,639
Less: Unamortized debt discount	(20,833)	(168,669)
Carrying value secured promissory notes	$10,556,951	$9,276,481

The following annual payments of principal and interest are required over the next five years in respect to these short term and long term related party secured notes payables:

Years Ending December 31,	Annual Payments

2019	$9,924,418
2020
2021	-
2022	632,533
Total	$10,556,951

NOTE 8 – SECURED PROMISSORY NOTE

Secured promissory note consists of the following at periods ended:

	As of December 31, 2018	As of December 31, 2017

Secured Promissory Note -$100,000 in August 10, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	130,275	115,802
Total	130,275	115,802
Less: current portion	-	-
Secured promissory notes	$130,275	$115,802

Continuity of Secured Promissory Notes	As of December 31, 2018	As of December 31, 2017
Face value of August 10, 2016 secured note payable	$100,000	$100,000
Total face value of promissory notes payable	100,000	100,000
Discount on August 10, 2016 secured notes payable (100,000 warrants)	(2,000)	(2,000)
Accretion of discount on secured notes payable ($100,000 secured note payable)	933	533
Accrued interest on secured notes payable	31,342	17,269
Carrying value of Secured Promissory Notes	$130,275	$115,802

The following annual payments of principal and accrued interest are required over the next five years in respect to these secured notes payable:

Years Ending December 31,	Annual Payments
2019	$-
2020	-
2021	130,275

Total	$130,275

NOTE 9 - CAPITAL LEASES

The Capital Leases consist of the following at periods ending:

	As of December 31, 2018	As of December 31, 2017

Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matured on May 10, 2016, Principal and interest were due, in their entirety, at maturity. The maturity was extended to May 10, 2016 by the Lessor. The capital lease is in default (1).	22,210	21,362

Total	22,210	21,362
Less: current portion	22,210	21,362
Mortgages payable and capital leases	$-	$-

(1) Includes accrued interest

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by the Company’s chief executive officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of December 31, 2018, there were no currently installed marine vessel processors pursuant to the contract.

As of December 31, 2018, the Company has committed to purchase certain pieces of key machinery from vendors related to the future expansion of its operations.

Contingencies

As of December 31, 2018, the Company is involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

NOTE 11 – STOCKHOLDERS’ DEFICIT

Warrants

The following table summarizes the activities for the years ended December 31, 2018 and 2017:

		Weighted	Weighted
	Warrants	Average	Average
	Number	Exercise Price	Remaining Term
OUTSTANDING, December 31, 2016	14,950,000	$0.18	0.9
Expired	10,100,000	0.09	0
OUTSTANDING, December 31, 2017	4,850,000	$0.38	1.3
Expired	3,250,000	0.06
OUTSTANDING, December 31, 2018	1,600,000	$0.12	1.58

Pursuant to a secured debt issuance on August 10, 2016, August 24, 2016 and October 25, 2016, the Company issued 600,000 warrants, to purchase shares of common stock for $0.12 per share to the holder of the secured debt. The warrants have a five year term from the date of issuance, as such the corresponding expiry dates are August 10, 2021, August 25, 2021 and October 25, 2021 respectively. The Company allocated $24,000 of the proceeds to the warrants based on their relative fair value. Such amount was recorded as a discount against the debt and is being amortized in to interest expense through the maturity date of the debt. The relative fair value of the warrants was determined on the date of the grant using the Black-Scholes pricing model.

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

Stock Options-2012 Plan

There were no options granted during the year ended December 31, 2018. There were 50,000 options granted during the year ended December 31, 2017 whose fair value was deemed insignificant. For years ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense (included in selling, general and administrative expense) of $22,665 and $63,170, respectively, related to stock options that vested. As of December 31, 2018, 195,000 options are vested.

Valuation of Awards

The per-share fair value of each stock option granted during the year ended December 31, 2017 was determined on the date of grant using the Black-Scholes option pricing model using the following assumptions:

2017
Expected life (in years)	7.00
Risk-free interest rate	0.05%
Expected volatility	306.83
Expected dividend yield	0%

A summary of stock option activity for the years ended December 31, 2018 and 2017 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Stock Options	Exercise Price	Intrinsic Value (1)
Balance as of December 31, 2016	4,390,000	1.12
Issued	50,000	.05
Expired/Forfeited	(2,060,000)	.38
Balance as of December 31, 2017	2,380,000	$0.42	$-
Expired/Forfeited	(2,160,000)	0.38	-

Balance as of December 31, 2018	220,000	0.41
Exercisable as of December 31, 2018	195,000	$0.46	$-

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.

Stock Options-2016 Plan

On October 25, 2016, the Board awarded Rahoul S Banerjea, the former chief financial officer 2,250,000 options to purchase shares of common stock at $0.17 per share. This grant was independent of the Company’s 2012 long term incentive plan. The purpose of this award was to further incentivize Mr. Banerjea and promote the interests of the Company, its subsidiaries and its stockholders by enabling the Company and its subsidiaries to attract, retain and motivate executive employees of the Company and/or its subsidiaries, and to align the interests of those individuals and the Company’s stockholders. At December 31, 2017, all 2,250,000 were vested and an expense of $90,000 was recognized. As of April 18, 2018 Rahoul S Banerjea, CFO, resigned and forfeited his vested options 90 days after that date.

A summary of stock option activity for the years ended December 31, 2018 and 2017 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Stock Options	Exercise Price	Intrinsic Value (1)
Balance as of December 31, 2016	2,250,000	.17
Expired/Forfeited	-
Balance as of December 31, 2017	2,250,000	$.17	$-
Expired/Forfeited	(2,250,000)	$.17
Balance as of December 31, 2018	-		$-

NOTE 13 – RETIREMENT PLAN

The Company adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. employees which complies with section 401(k) of the Internal Revenue Code. The Company does not currently match any of the employee contributions. Employees are not required to make contributions into the fund. For the years ended December 31, 2018 and 2017, $8,357 and $31,051 respectively were contributed by employees. Total administrative expense under this plan was $3,039, and $3,055 for the years ended December 31, 2018, and 2017 respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS AND BALANCES

As of December 31, 2018 and 2017, Richard Heddle, CEO is due $1,200,000 and $960,000 in accrued payroll, respectively, which is included in Accrued Expenses on the Balance Sheets.

At December 31, 2018 and 2017, the company’s accounts payable and accrued expenses included $132,217 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the Company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued (RRON) Operation.

See also Note 7 for secured promissory notes with related parties.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of December 31, 2018 and December 31, 2017, there were no currently installed marine vessel processors pursuant to the contract.

NOTE 15 – RISK MANAGEMENT

Concentration of Credit Risk

The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the years ended December 31, 2018 and 2017 two suppliers accounted for 34.3% of accounts payable.

Contingencies

As of December 31, 2018, the Company is involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the consolidated financial statements of the Company.

NOTE 16 – SUBSEQUENT EVENTS

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2018 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The company does not maintain separately designated audit, compensation, nominating and corporate governance committees.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is intended to be designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (U.S. GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting as of December 31, 2018. Based on this assessment, management, including our principal executive officer and our principal financial officer, concluded that the Company’s internal controls over financial reporting were ineffective as of December 31, 2018.

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

There have been no changes in our internal controls during the year ended December 31, 2018.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth, as of, the names and ages of all of our directors and executive officers and all positions and offices held by such individuals. Each director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

Rick W. Heddle	53	President, CEO and Director

Jason C. Aspin	52	Director

Lee C. Brain	51	Director

Certain Biographical Information

The following summarizes the occupation and business experience of our officers and directors:

Richard W. Heddle has served as a director and as the President and Chief Executive Officer of our company since August 14, 2013. Mr. Heddle is an entrepreneur with over 25 years of executive business experience. Since 1987, Mr. Heddle has been the owner and President of Heddle Marine Services, Inc., the largest marine repair firm that operates floating dry docks on the Canadian side of the Great Lakes. Mr. Heddle grew the company from a small start-up with two employees to a company that employs over 60 people. Mr. Heddle has significant expertise in logistics, supply chain analytics and managing production and brings over 25 years of comprehensive experience in fabrication, engineering and machinery. This experience and these qualifications led the Board to conclude that Mr. Heddle should serve as a director of our company.

Jason C. Aspin has served as a director of our company since October 12, 2017. He is the Chief Executive Officer and Chief Technology Officer of Aspin Kemp & Associates (AKA), a Canadian technology company providing innovation and solutions to marine and land based power, energy and power to process applications. Mr. Aspin cofounded AKA in 1996 and has served on AKA’s board of directors for 21 years. He is a graduate of the Canadian Coast Guard College Marine Engineering program. The Board has concluded that Mr. Aspin is qualified to serve as a director of the Company because of his 22 years of executive business experience in the industrial electrical, automation and mechanical industry.

Lee C. Brain has served as a director of our company since October 12, 2017. He is the owner and operator of Hess Millwork, a custom commercial cabinetry manufacturing business that services architectural and commercial construction firms. He founded Hess Millwork in 1996 and currently manages and oversees sales, estimating and production management staff with a focus on logistics, safety and quality. The Board has concluded that Mr. Brain is qualified to serve as a director of the Company due to his 27 years of executive experience, as well as his significant experience in business strategy and decision-making

Family Relationships

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common shares and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common shares and certain trusts of which reporting persons are trustees. The Company is required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2018. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2018, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Committees of the Board of Directors

Due to the fact that the Company currently has just directors, one of whom is member of executive management and not independent, the Company does not maintain separately designated audit, compensation and nominating and corporate governance committees of the Board. Upon the appointment of additional directors, the Company intends to reconstitute such committees of the Board.

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

Independence of the Board of Directors

The Board is currently composed of three (3) members, three of whom qualify as an independent director in accordance with the published listing requirements of the NASDAQ Capital Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. Mr. Richard Heddle, one of the current directors, also serves as an executive officer of the Company, and thus is not independent.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our “named executive officers” during the years ended December 31, 2018 and 2017:

Summary Compensation Table

Name and Principal Position	Year Ended December 31,	Salary ($)		Bonus ($)	Stock Awards ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard W. Heddle President & Chief Executive Officer, Director (1)	2018	-		-	-	-	-	-	240,000	240,000
	2017	-		-	-	-	-	-	240,000	240,000
	2016								240,000	240,000

Rahoul S. Banerjea Chief Financial Officer	2018	23,860	(2)	-	-	-	-	-	21,780	45,640
	2017	72,454	(2)	-	-	-	-	-	72,600	145,054
	2016	72,453							73,592	146,045

Notes:

(1)	Mr. Heddle’s employment commenced on August 14, 2013. Mr. Heddle’s elected to receive all of his annual salary compensation in shares of common stock which has not been paid or issued. $240,000, respectively has been accrued in each of 2018 and 2017 for such obligation.

(2)	Cash compensation paid is noted in the above table. Mr. Banerjea’s employment commenced on March 17, 2014. Mr. Banerjea significantly reduced his hours starting March 2016 to redirect cash towards operating expenses. Mr. Banerjea’s elected to receive $50,000 of his annual salary compensation in shares of common stock which was not been paid. $21,780 and $72,600, respectively has been accrued in 2018 and 2017 for such obligation. No shares have been paid or issued.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all restricted stock and stock option awards held by our named executive officers as of December 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That have Not Vested ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard W. Heddle	-	-		-	-	-	-	-

Option Exercises and Stock Vested During the Fiscal Year

During the fiscal year ended December 31, 2018, there were no awards to, no exercises of stock options by, no vesting of shares of restricted stock held by, our named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

DIRECTOR COMPENSATION

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation (S)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard W. Heddle	2018	-	-	-		-	-	-	-
	2017	-	-	-		-	-	-	-
	2016

Jason C. Aspin	2018	-	-	1,250	(1)	-	-	-	-
	2017	-	-			-	-	-	-
	2016

Lee C. Brain	2018	-	-	1,250	(1)	-	-	-	-
	2017	-	-			-	-	-	-
	2016

(1)	Mr. Aspin and Mr. Brain received 25,000 option awards at $0.50 vesting over two years, upon joining the Board on October 18, 2017.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements, Severance and Change in Control Plans

We currently have not entered into employment agreements with Richard W. Heddle, our President and Chief Executive Officer, and Mr. Rahoul S. Banerjea, our Chief Financial Officer resigned in April of 2018.

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

Stock Options and Stock Appreciation Rights.

A stock option is an award that entitles a participant to purchase shares of common stock at a price fixed at the time the option is granted. Stock options granted under the Plan may be in the form of incentive stock options (which qualify for special tax treatment) or non-qualified stock options and may be granted alone or in addition to other awards under the Plan. Non-qualified stock options may be granted alone or in tandem with SARs.

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

2016 Incentive Plan (Rahoul S Banerjea)

On October 25, 2016, the Board awarded Rahoul S Banerjea, the chief financial officer 2,250,000 options to purchase shares of common stock at $0.17 per share. This grant was independent of the Company’s 2012 long term incentive plan. The purpose of this award was to further incentivize Mr. Banerjea and promote the interests of the Company, its subsidiaries and its stockholders by enabling the Company and its subsidiaries to attract, retain and motivate executive employees of the Company and/or its subsidiaries, and to align the interests of those individuals and the Company’s stockholders. At December 31, 2017, all 2,250,000 were vested and an expense of $90,000 was recognized. As of April 18, 2018 Rahoul S Banerjea, CFO, resigned and forfeited his vested options 90 days after that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our authorized capital stock consists of 250,000,000 shares of Common Stock. As of May 31, 2019, we had outstanding 124,756,158 common stock outstanding.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of May 31, 2019 by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our directors;

●	each of our named executive officers; and

●	all directors and executive officers as a group.

In the table below, as of May 31, 2019, the percentage of ownership of our Common Stock is based on 124,756,158 shares of outstanding Common Stock, 1,600,000 outstanding warrants and 220,000 outstanding stock option. Unless otherwise noted below, the address of the persons listed on the table is c/o Plastic2Oil, Inc., 20 Iroquois Street, Niagara Falls, New York 14303.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage
Executive Officers and Directors

Richard W. Heddle, Chief Executive Officer and Director	7,000,000	(1)	5.1%

Jason C. Aspin, Director	805,000	(2)	0.6%

Lee C. Brain, Director	1,152,567	(3)	0.8%

All named executive officers and directors as a group	13,207,567		9.7%

5% or More Stockholders	-		0.00%

(1)	Includes warrants to purchase 1,000,000 shares of Common Stock.
(2)	Includes warrants to purchase 500,000 shares of Common Stock and option awards to purchase 25,000 shares of common stock.
(3)	Includes option awards to purchase 25,000 shares of Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2018 with respect to equity compensation plans under which the Company’s common stock may be issued.

Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans

JBI, Inc. 2012 Long-Term Incentive Plan Approved by Stockholders	220,000	$.12	4,808,424

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As outlined in the table below, we incurred the following fees for the fiscal years ended December 31, 2018 and 2017, respectively, for professional services rendered by D. Brooks and Associates CPA’s, P.A., for the audit of the Company’s annual financial statements and for audit-related services, tax services and all other services, as applicable.

Service Provided	Fiscal 2018		Fiscal 2017

Audit Fees
Annual Audit – D. Brooks and Associates CPA’s, P.A	$30,000	(1)	$44,490	(1)

Tax Fees	-		-

All Other Fees	-		-

Total Fees	$30,000		$44,490

(1)	Includes the interim Quarterly Reviews reported on Form 10-Q and annual Audit reported on Form 10-K.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of June 2019.

PLASTIC2OIL, INC.

Date:	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President, Chief Executive Officer	3-June-19
Richard Heddle	(Principal Executive Officer, Principal Accounting Officer and Financial Officer) and Chairman of the Board of Directors

/s/ Jason C. Aspin	Director	3-June-19
Jason C. Aspin

/s/ Lee C. Brain	Director	3-June-19
Lee C. Brain

EXHIBIT INDEX.

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated February 10, 2012, by and between the Company. and Big 3 Packaging LLC (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 16, 2012).

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(a) to our Registration Statement on Form SB-2 filed on December 11, 2006).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. dated January 10, 2007 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. dated October 5, 2009 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 6, 2009).

3.4	Certificate of Amendment to Articles of Incorporation of the Company dated December 11, 2009 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.5	Certificate of Amendment to Articles of Incorporation of the Company dated May 11, 2012 (Incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.6	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

3.7	Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated December 1, 2009 (Incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.8	Amendment to Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated May 10, 2012 (Incorporated herein by reference to Exhibit 3.4 to our Quarterly Report on 10-Q filed on August 9, 2012).

3.9	Certificate of Correction to Certificate of Designation of Series A Super Preferred Voting Stock of the Company dated May 14, 2012 (Incorporated herein by reference to Exhibit 3.6 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.10	Certificate of Designation of Series B Convertible Preferred Stock of the Company dated December 24, 2012 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.11	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock of the Company dated January 11, 2013 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 17, 2013).

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated June 3, 2014. (Incorporated herein by reference to our Annual Report on Form 10-K filed on June 4, 2014).

3.13	Certificate of Amendment to Articles of Incorporation of the Company dated June 24, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on June 26, 2014).

3.14	Certificate of Withdrawal of Certificate of Designation Series B Convertible Preferred Stock of the Company dated July 29, 2014 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report filed on July 31, 2014)

10.1	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.2	Promissory Note, dated February 14, 2012, by Big 3 Packaging LLC in favor of the Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2012).

10.3	Lease, dated December 1, 2011, between the Company and Avondale Stores Limited. (Incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 19, 2012)

10.4	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.5	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2012).

10.6	2012 Long-Term Incentive Plan of the Company dated as of May 23, 2012 (Incorporated herein by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on June 20, 2012).

10.7	Form of Incentive Stock Option Agreement pursuant to the 2012 Long-Term Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2012)

10.8	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 31, 2012).

10.9	Stipulation Agreement, dated August 8, 2013, between the Company, and certain settling parties signatory thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2013).

10.10	Subscription Agreement, dated August 29, 2013, between the Company and Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 30, 2013).

10.11	Secured Promissory Note, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 30, 2013).

10.12	Warrant, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 30, 2013).

10.13	Security Agreement, dated August 29, 2013, between the Company, Plastic2Oil of NY #1, LLC, JBI RE #1, Inc., Christiana Trust and Richard Heddle (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 30, 2013).

10.14	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.15	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.16	Joint Venture and Services Agreement between the Company and RWH Marine Consulting dated February 12, 2010. (Incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on June 24, 2014).

10.17	Unsecured Demand Promissory Note dated August 13, 2014 in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report filed on August 14, 2014).

10.18	Subscription Agreement dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 20, 2014).

10.19	12% Secured Promissory Note dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 20, 2014).

10.20	Warrant dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 20, 2014).

10.21	Equipment Supply Contract, dated January 4, 2015, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (Incorporated herein by reference to Exhibit 10.21 to our Current Report on Form 10-K filed on March 31, 2015).

10.22	Technology License and Referral Agreement, dated January 4, 2015, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (Incorporated herein by reference to Exhibit 10.22 to our Current Report on Form 10-K filed on March 31, 2015).

10.23	Catalyst Supply Agreement, dated April 4, 2015, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (Incorporated herein by reference to Exhibit 10.23 to our Current Report on Form 10-K filed on March 31, 2015).

10.24	Monitoring, Maintenance, Repair and Upgrade Agreement, dated April 4, 2015, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (Incorporated herein by reference to Exhibit 10.24 to our Current Report on Form10-K filed on March 31, 2015).

10.25	Promissory Note dated February 11, 2015 between Mr. Richard Heddle and Plastic2Oil, Inc. to be used for working capital purposes (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 18, 2016).

10.26	Surrender of Lease dated January 15, 2016 between Avondale Stores Limited Properties and JBI (Canada), Inc. related to the 1786 Allanport Road, Thorold, Ontario dated (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 18, 2016).

10.27	Equipment Supply Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 5, 2015).

10.28	Catalyst Supply Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 5, 2015).

10.29	Technology License and Referral Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 5, 2015).

10.30	MMRU Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 5, 2015).

10.31	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 27.1 and 27.2 of Equipment Supply Contract. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed on November 12, 2015).

10.32	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 13.1 and 13.2 of Technology License and Referral Agreement. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 12, 2015).

10.33	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 23.1 and 23.2 of Catalyst Supply Agreement. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 12, 2015).

10.34	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 13.13.1 and 13.13.2 of Monitoring, Maintenance, Repair and Upgrade. (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 10-Q filed on November 12, 2015).

10.35	Subscription Agreement, dated August 10, 2016, between the Company and Lawrence Leahy (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2016).

10.36	12% Secured Promissory Note dated August 10, 2016 on Form 8-K filed on August 10, 2016 in favor of Lawrence Leahy. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 16, 2016).

10.37	Warrant dated August 10, 2016 in favor of Lawrence Leahey. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 16, 2016).

10.38	Amended And Restated Security Agreement dated August 10, 2016, between the Company, Plastic2Oil of NY #1, LLC, JBI RE #1, Inc., Christiana Trust and Lawrence Leahey (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 16, 2016).

10.39	Form of Incentive Stock Option Agreement pursuant to the 2012 Long-Term Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 31, 2016)

10.40	Form of Incentive Stock Option Agreement pursuant to the 2016 Executive Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 31, 2016)

21.1	Subsidiaries of the Registrant.

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

