Form 10-K/A
period 2018-12-31
Plastic2Oil, Inc.
filed 2019-06-04
CIK 1381105

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the annual period ended December 31, 2018 of Plastic2Oil, Inc. (the “Company”) filed with the Securities and Exchange Commission on June 3, 2019 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of June 2019.

PLASTIC2OIL, INC.

Date: 4-June-19	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President, Chief Executive Officer	4-June-19
Richard Heddle	(Principal Executive Officer, Principal Accounting Officer and Financial Officer) and Chairman of the Board of Directors

/s/ Jason C. Aspin	Director	4-June-19
Jason C. Aspin

/s/ Lee C. Brain	Director	4-June-19
Lee C. Brain