Form 10-Q
period 2019-03-31
Plastic2Oil, Inc.
filed 2019-06-13
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2019

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

As of June 13, 2019, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31, 2019	As of December 31, 2018

ASSETS
CURRENT ASSETS:
Cash	$30,714	$47,808

Prepaid expenses and other current assets	33,565	11,575
TOTAL CURRENT ASSETS	64,279	59,383

Property, plant and equipment, net	530,326	537,192
Property held for sale (Note 5)	180,235	180,235

Deposits	18,800	18,800

TOTAL ASSETS	$793,640	$795,610

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,847,522	$1,846,669
Accrued expenses	1,697,869	1,688,224
Accrued officer salary	1,260,000	1,200,000
Demand promissory note – related parties, current portion	10,346,731	9,924,418
Capital leases	22,427	22,210
TOTAL CURRENT LIABILITIES	15,174,549	14,681,521

LONG-TERM LIABILITIES:
Asset retirement obligations	68,406	67,897
Secured promissory notes – related parties	652,381	632,533
Secured promissory notes	134,163	130,274
TOTAL LONG-TERM LIABILITIES	854,950	830,704

TOTAL LIABILITIES	16,029,499	15,512,225

STOCKHOLDERS’ DEFICIT:
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 shares issued and outstanding	124,756	124,756
Additional paid in capital	67,199,658	67,199,658
Accumulated other comprehensive income	107,702	154,599
Accumulated deficit	(82,667,975)	(82,195,628)
TOTAL STOCKHOLDERS’ DEFICIT	(15,235,859)	(14,716,615)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$793,640	$795,610

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

OPERATING EXPENSES
Selling general and administrative expenses
Professional Fees	$30,471	$37,016
Compensation	108,022	152,000
Other	43,102	75,576
Depreciation of property, plant and equipment and accretion of liability	7,374	45,101
TOTAL OPERATING EXPENSES	188,969	309,693

LOSS FROM OPERATIONS	(188,969)	(309,693)

OTHER (INCOME) EXPENSES

Interest expense, net	283,378	281,890
Other income, net		(10,498)
TOTAL OTHER EXPENSES	283,378	271,392

LOSS BEFORE INCOME TAXES	(472,346)	(570,419)

Provision for Income taxes	-	-

NET LOSS	$(472,347)	$(570,419)
Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding

Basic and diluted	124,756,158	124,756,158

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

5

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

NET LOSS	$(472,347)	$(570,419)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX
Foreign currency items	46,897	(58,066)
COMPREHENSIVE LOSS	$(425,450)	$(628,485)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2018

(Unaudited)

	Common Stock $0.001 Par Value		Additional Paid	Accumulated	Other Comprehensive	Total Stockholder
	Shares	Amount	in Capital	Deficit	Income (Loss)	Deficit

BALANCES - DECEMBER 31, 2017	124,756,158	$124,756	$67,176,992	$(79,418,137)	$(28,445)	$(12,144,834)

Stock compensation expense	-	-	10,668	-	-	10,668

Foreign currency adjustment	-	-	-	-	58,066	58,066

Net loss	-	-	-	(570,419)	-	(570,419)

BALANCES March 31, 2018	124,756,158	$124,756	$67,187,660	$(79,988,556)	$29,621	$(12,646,519)

The accompanying notes are an integral part of the consolidated financial statements.

Plastic2Oil, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2019

(Unaudited)

	Common Stock $0.001 Par Value		Additional Paid	Accumulated	Other Comprehensive	Total Stockholder
	Shares	Amount	in Capital	Deficit	Income (Loss)	Deficit

BALANCES - DECEMBER 31, 2018	124,756,158	$124,756	$67,199,658	$(82,195,628)	$154,599	$(14,716,615)

Foreign currency adjustment	-	-	-	-	(46,897)	(46,897)

Net loss	-	-	-	(472,347)	-	(472,347)

BALANCES March 31, 2019	124,756,158	$124,756	$67,199,658	$(82,667,975)	$107,702	$(15,235,859)

The accompanying notes are an integral part of the consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Unaudited)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	(472,347)	(570,419)
Reconciliation of loss to net cash used in operations:
Depreciation of property plant and equipment and accretion	7,374	45,101

Amortization of debt discount	4,104	49,035
Accrued interest expense	279,274	232,256
Stock or options issued for services	-	10,668

Working capital changes:
Prepaid expenses and other current assets	(21,990)	(59,659)
Accounts payable	(3,438)	(15,140)
Accrued expenses and officer salary	62,706	80,795
NET CASH USED IN OPERATING ACTIVITIES	(145,451)	(227,363)

CASH FLOW FROM INVESTMENT ACTIVITIES:
Decrease in restricted cash	-	100,524
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	100,524

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash proceeds from Note Payable	128,357	77,930
NET CASH PROVIDED BY FINANCING ACTIVITIES	128,357	77,930

NET DECREASE IN CASH	(17,094)	(48,909)

CASH AT BEGINNING OF PERIOD	47,808	172,286

CASH AT END OF PERIOD	$30,714	$123,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced net losses from continuing operations of $472,347, and $570,419, respectively, for the three months ended March 31, 2019, and 2018, respectively. At March 31, 2019, the Company had a net working capital deficit of $13,208,668, and an accumulated deficit of $82,667,975. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings and loans from related parties. For the years ended December 31, 2018 and 2017, the Company’s auditors included a going concern opinion in its report on the Company’s audited financial statements for such periods.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1 Inc., Plastic2Oil (Canada) Inc., Plastic2Oil Re One Inc.and JBI Re #1 Inc.. The following subsidiaries are inactive Plastic2Oil Marine Inc., Javaco, and Pak-it. All intercompany transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in US dollars.

Interim Disclosure

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are considered necessary for a fair presentation of the results for the periods presented. These condensed consolidated financial statements are presented in considerably less detail than complete financial statements that are intended to present financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. For this reason, they should be read in conjunction with the entity’s most recent complete financial statements included in its annual report for the year ended December 31, 2018 on Form 10-K filed with the Securities and Exchange Commission (the SEC) on June 3, 2018 that include all the disclosures required by generally accepted accounting principles.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include amounts for impairment of long-lived assets, share based compensation, asset retirement obligations, accrued liabilities, and valuation of options and warrants.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents as of March 31, 2019 and December 31,2018.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets, and capital-leased assets are given useful lives coinciding with the asset classification they are classified as follows:

Leasehold improvements	lesser of useful life or term of the lease
Machinery and office equipment	3-15 years
Furniture and fixtures	7 years
Office and industrial buildings	15 -30 years

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

During the three months ended March 31, 2019 and 2018, the Company did not record any impairment losses on property, plant and equipment.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $58,363, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized in the condensed consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of March 31, 2019 and December 31, 2018, the carrying value of the asset retirement obligations was $68,406 and $67,897, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor, testing, and sampling of the site upon closure.

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

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. There was a $46,897 material foreign exchange gain and a $(58,066) loss, that are included as operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, income taxes. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. To date, the Company has not been assessed, nor paid, any interest or penalties.

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the three months ended March 31, 2019, potential dilutive common stock equivalents consisted 1,600,000 shares underlying common stock warrants and 220,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect was anti-dilutive. For the three months ended March 31, 2018, potential dilutive common stock equivalents 4,600,000 shares underlying common stock warrants, and 6,580,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect was anti-dilutive.

Concentrations and Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of operating demand deposit accounts. The Company’s policy is to place our operating demand deposit accounts with high credit quality financial institutions that are insured by the Federal Deposit Insurance Company (FDIC), however, account balances may at times exceed insured limits.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, accrued expenses, capital leases and promissory notes, approximate fair value because of the short-term nature of these items, or prevailing interest rates.

Reclassification

Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation. Such reclassifications had no effect on total assets, stockholders’ deficit or net loss.

Recently Issued Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective accounting pronouncements, if adopted, that would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consist of the following at:

As of March 31, 2019	Cost	Accumulated Depreciation	Net Book Value

Machinery and office equipment	$47,137	$(47,059)	$78
Furniture and fixtures	14,166	(14,166)	-
Land	109,203	-	109,203
Asset retirement obligation	58,363	(13,171)	45,192
Office and industrial buildings	542,450	(166,597)	375,853
Equipment under capital lease	53,257	(53,257)	-
Total	$824,576	$(294,250)	$530,326

As of December 31, 2018	Cost	Accumulated Depreciation	Net Book Value

Machinery and office equipment	$47,137	$(47,056)	81
Furniture and fixtures	14,166	(14,166)	-
Land	109,203	-	109,203
Asset retirement obligation	58,363	(12,497)	45,866
Office and industrial buildings	542,450	(160,408)	382,042
Equipment under capital lease	53,257	(53,257)	-
Total	$824,576	$(287,384)	$537,192

For the three months ended March 31, 2019 and 2018, the Company recognized $7,374 and $45,101, respectively, of depreciation expense. At March 31, 2019 and 2018, machinery and equipment with a cost of $53,257 and accumulated amortization of $53,257 and $51,355, respectively, were under capital lease.

At December 31, 2018, we recorded an impairment loss on property, plant and equipment of $635,770 in accordance with ASC 360-10-50-2 due to the carrying amount exceeding the estimated long-lived assets fair value. This impairment loss was primarily attributable to the write down of equipment and office and industrial buildings. Management’s assessment was triggered by the minimal operations of the business. Management estimated the undiscounted cash flows that may be generated from the long-lived assets by estimating their fair value less estimated costs.

NOTE 4 - PROPERTY HELD FOR SALE

The Company has offered for sale its land and building of its blending site located in Thorold, Ontario. Canada. The Company no longer requires the land or building as part of its plans to either assemble and or manufacture or license its technology. The land and building are currently listed for sale and the Company anticipates a sale in less than twelve (12) months. Accordingly, these assets have been reclassified from property, plant and equipment to property held for sale in the accompanying balance sheet as of December 31, 2018. The Company has determined the fair value of its property held for sale exceeds its carrying value and no valuation allowance is necessary. The net book value of the land and building of $180,235 has been presented in the accompanying balance sheet as property held for sale at March 31, 2019 and December 31, 2018.

NOTE 5 – SECURED PROMISSORY NOTES - RELATED PARTIES

Related Party notes payable consists of the following at periods ended:

	As of March 31, 2019	As of December 31, 2018
Secured Demand Promissory Note (provided by a related party) bearing interest of 4% to 12% per annum with the Company’s CEO.	$1,978,369	$1,907,636

Secured Demand Promissory Note (provided by a related party) bearing interest of 12% per annum with the Company’s CEO	638,718	628,382

Secured Demand Promissory Note - $100,000 Canadian dollars in February 16, 2018 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA with a Company Director	78,301	75,892

Secured Promissory Notes with the Company’s CEO (provided by a related party -$1,000,000 in November 19, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries	1,645,493	1,595,798

Secured Demand Promissory Note - $125,000, July 11, 2018 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA. with a Company Director	127,965	126,711

Secured Promissory Notes with the Company’s CEO (provided by a related party - $1,000,000 in August 29, 2013 and $2,000,000 in September 31, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54 per share and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries These notes are currently in default.	5,621,870	5,463,259

Secured Demand Promissory Note - $125,000 in July 31, 2018 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA. with a Company Director	127,994	126,740

Secured Demand Promissory Note - $20,000 Canadian dollars in February of 2019 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA. with a Company Director	15,062	-

Secured Demand Promissory Note - $75,000 Canadian dollars in first quarter of 2019 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA. with the Company’s CEO	56,394	-

Secured Promissory Note -$100,000 in August 24, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries with a Company Director	133,557	129,685

Secured Demand Promissory Note - $75,000 Canadian dollars in the first Quarter of 2019, bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA. with a Company Director	56,413	-

Secured Promissory Note -$400,000 in October 18, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries with a Company Director	518,976	502,848

Total	$10,999,112	$10,556,951

Less: Current portion Short Term Secured promissory notes – related parties	$10,346,731	$9,924,418
Long Term Secured promissory notes – related parties	$652,381	$632,533

Continuity of Secured Promissory Notes – Related Party	As of March 31, 2019	As of December 31, 2018
Face value of secured promissory notes	$7,124,715	$6,996,441
Accrued interest on secured promissory notes	3,891,126	3,581,343
Less: Unamortized debt discount	(16,729)	(20,833)

Carrying value of promissory notes payable	$10,999,112	$10,556,951
The following annual payments of principal and interest are required over the next five years in respect to these short term and long term related party secured notes payables:

Years Ending December 31,	Annual Payments

2019	10,346,731
2020	-
2021	-
2022	652,381
Total	$10,999,112

NOTE 6– SECURED PROMISSORY NOTES

Secured notes payable consists of the following at periods ended:

	As of March 31, 2019	As of December 31, 2018

Secured Promissory Note -$100,000 in August 10, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	134,163	130,274

Total	134,163	130,274
Less: current portion	-	-
Secured promissory notes	$134,163	$130,274

Continuity of Secured Promissory Notes	As of March 31, 2019	As of December 31, 2018
Face value of August 10, 2016 secured note payable	$100,000	$100,000

Total face value of promissory notes payable	100,000	100,000
Discount on August 10, 2016 secured notes payable (100,000 warrants)	(2,000)	(2,000)
Accretion of discount on secured notes payable ($100,000 secured note payable)	1,033	933
Interest on secured notes payable ($500,000 secured note payable)	35,130	31,341
Carrying value of Secured Promissory Notes	$134,163	$130,274

The following annual payments of principal and interest are required over the next five years in respect to these secured notes payable:

Years Ending December 31,	Annual Payments

2019	$-
2020	-
2021	134,163
Total	$134,163

NOTE 7 - CAPITAL LEASES

The Capital Lease consists of the following :

	As of March 31, 2019	As of December 31, 2018
Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matured on May 10, 2016, Principal and interest were due, in their entirety, at maturity. The maturity was extended to May 10, 2016 by the Lessor. The capital lease is in default.	22,427	22,210

Total	22,427	22,210
Less: current portion	22,427	22,210
Capital lease	$-	$-

Includes accrued interest.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating and presently is inactive, entered into a consulting service contract in 2010 with a company owned by the Company’s chief executive officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of March 31, 2019 and December 31, 2018, there were no currently installed marine vessel processors pursuant to the contract.

Plastic2oil of NY, LLC as of March 31, 2019 and December 31, 2018, respectively, had committed approximately $8,500 to purchase certain pieces of key machinery from vendors related to the future expansion of its operations, that included cooling towers that were subsequently delivered in May 2019.

Contingencies

As of March 31, 2019, the Company is involved in litigation and claims, which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the unaudited condensed consolidated financial statements of the Company.

NOTE 9 - WARRANTS

The following table summarizes the activities for the period.

Warrants

The following table summarizes warrants outstanding as of the period ended March 31, 2019 and year ended December 31, 2018:

	Warrants Number	Weighted Average Exercise Price	Weighted Average Remaining Term
OUTSTANDING, December 31, 2018	1,600,000	$0.12	1.58

OUTSTANDING, March 31, 2019	1,600,000	$0.12	1.58

There were no warrants issued, expired or exercised during the three months ended March 31, 2019.

NOTE 10 – STOCK-BASED COMPENSATION PLANS AND AWARDS

2012 Plan

There were no options granted, forfeited or exercised during the three months ended March 31, 2019. As of March 31, 2019, 220,000 options were outstanding of which 195,000 are fully vested.

A summary of stock options for the three months ended March 31, 2019 is as follows:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Balance as of December 31, 2018	220,000	$0.41	$-
Balance as of March 31, 2019	220,000	$0.41	$-
Exercisable as of March 31, 2018	195,000	$0.46	$-

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.

As of March 31, 2019, compensation to be recognized on unvested options is not significant.

2016 Incentive Plan

On October 25, 2016, the Board awarded Rahoul S Banerjea, the former chief financial officer 2,250,000 options to purchase shares of common stock at $0.17 per share. This grant was independent of the Company’s 2012 long term incentive plan. The purpose of this award was to further incentivize Mr. Banerjea and promote the interests of the Company, its subsidiaries and its stockholders by enabling the Company and its subsidiaries to attract, retain and motivate executive employees of the Company and/or its subsidiaries, and to align the interests of those individuals and the Company’s stockholders. At December 31, 2017, all 2,250,000 were vested and an expense of $90,000 was recognized. As of April 18, 2018, Rahoul S Banerjea, CFO, resigned and forfeited his vested options 90 days after that date.

NOTE 11 – RELATED PARTY TRANSACTIONS AND BALANCES

As of March 31, 2019 and December 31, 2018, Richard Heddle, CEO is due $1,260,000 and $1,200,000 in accrued payroll, respectively, which is included in Accrued Expenses on the consolidated balance sheets.

At March 31, 2019 and December 31, 2018, the company’s accounts payable and accrued expenses included $132,217 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the Company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued (RRON) Operation.

See also Note 5 for secured promissory notes with related parties.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of March 31, 2019 and December 31, 2018, there were no currently installed marine vessel processors pursuant to the contract.

NOTE 12 – SUBSEQUENT EVENTS

The Company received $26,814 on April 29, 2019 and $26,990 on May 21, 2019 from related parties in the form of demand secured promissory notes. The advances bear interest at 4%.

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

Business Overview

For the three months ended March 31, 2019 and 2018, the Company had no revenues. The Company’s P2O processors were idle for all of 2017 and 2018 and remained idle during the three months ended March 31, 2019.

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

Our P2O business is a commercial manufacturing and production business. We plan to grow mainly from sale of processors, and secondarily from the sale of fuel products. Historically, our revenues have been derived primarily from our other segments and products.

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

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report, these processors were idle for all of 2017 and 2018 and remained idle for the three months ended March 31, 2019. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas, and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. Since inception, we have produced a total of 667,996 gallons of fuel, however no fuel was produced in the three months ended March 31, 2018 and 2019.

Listing on the OTCQB

At March 31, 2019, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On June 11, 2019, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.02.

Sources of Revenues and Expenses

Results of Operations – Three months ended March 31, 2019 compared to the Three months ended March 31, 2018.

Revenue

We had no revenues during the three months ended March 31, 2019 and 2018. We have shifted our business strategy to attempting to license our intellectual property and technology related to our fuel processors, selling fuel processors and selling oil produced by our own P2O equipment.

We had no fuel production or processor sales in the three months ended March 31, 2019 or 2018. Consequently, there was neither fuel shipment nor fuel revenue. This was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers and we have been unable to obtain the financing necessary to make these repairs. These processors were idle for all of 2014, through, 2018 and remain idle through the date of this filing. Management estimates the processors will remain idle until the Company can raise additional capital.

The Company’s operating expenses consisted of the following:

Operating Expenses

	For the Three Months Ended March 31,
	2019	2018
Selling, General and Administrative expenses
Professional Fees	$30,471	$37,016
Compensation	108,022	152,000
Other	43,102	75,576
Depreciation and accretion	7,374	45,101
Total Operating Expenses	$188,969	$309,693

We incurred operating expenses of $188,969 during the three months ended March 31, 2019, compared to $309,693 for the three months ended March 31, 2018, respectively. This decrease in operating expenses was materially due to a decrease in professional fees, compensation, other expenses, and depreciation of approximately $120,724. The Company is currently attempting to minimize its operating expenses while it works to recapitalize the company.

Non-Operating Expenses

Interest Expenses

For the three months ended March 31, 2019, we incurred net interest expense of approximately $283,000 as compared to approximately $282,000 for the three months ended March 31, 2018, which were materially due to secured promissory notes with related parties and amortization of debt discount.

Income Tax Expenses

For the three months ended March 31, 2019 and 2018, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

As a result of the above, we incurred a net loss of approximately $472,000 for the three months ended March 31, 2019 as compared to a net loss of approximately $570,000 for the three months ended March 31, 2018.

Liquidity and Capital Resources

We do not have sufficient cash to operate our business, which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale or license of our processors and or related technology. We intend to source additional capital through the sale of our equity and debt securities and other financing methods. We plan to use the cash proceeds from any financing to either complete the repairs on Processors #3 to resume production of fuels for pilot runs and customer demonstrations and or review other options including but not limited to licensing intellectural property and or pursuing other operational alternatives that may become available to management as we review the options available to the Company. At March 31, 2019, we had a cash balance of approximately $30,000. Our principal sources of liquidity in 2019 were the proceeds of secured promissory notes.

As discussed earlier in this MD&A, our processors are currently idle and, thus, we are not producing fuel or generating fuel sales or processor sales. Our current cash levels are not sufficient to enable us to make the required repairs to our processors or to execute our business strategy as described in this Report. As a result, we intend to seek significant additional capital through the sale of our equity and debt securities and other financing methods to enable us to make the repairs, to meet ongoing operating costs and reduce existing liabilities. We also intend to seek cash advances or deposits under any new processor sale agreements and/or related technology licenses. Management currently anticipates that the processors will remain idle until the company can raise additional capital. Due to the many factors and uncertainties involved in capital markets transactions, there can be no assurance that we will raise sufficient capital to allow us to resume operations in 2019, or at all. In the interim, we anticipate that our level of operations will continue to be nominal, although we plan to continue to market our P2O processors with the intention of making P2O processor sales and technology licenses, along with attempting to restart fuel oil processing.

Our limited capital resources, lack of revenue and recurring losses from operations raise substantial doubt about our ability to continue as a going concern and may adversely affect our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern

Cash Flow from Operating Activities

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(472,347)	$(570,419)
Net cash used in operating activities	(145,451)	(227,363)
Net cash provided by (used in) investing activities	-	100,524

Net cash provided by financing activities	128,357	77,930
Cash at beginning of period	47,808	172,286
Cash at end of period	$30,714	$123,377

Cash Flow from Operations

Cash used in operations was approximately $145,000 and $227,000 for the three months ended March 31, 2019 and 2018, respectively. In 2019 and 2018 cash was mainly used to continue funding the minimum operating costs.

Cash Flow from Investing Activities

Cash flow from investing activities was approximately $0, and $101,000, for the three months ended March 31, 2019 and 2018, respectively, and was attributed to the release of a cash bond for fuel oil taxes that released the reserved cash.

Cash Flow from Financing Activities

Cash flow from financing activities was approximately $128,000 and $78,000, for the three months March 31, 2019 and 2018, respectively. For 2019 and 2018, these amounts were from secured promissory notes with related parties.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods ended March 31, 2019 and 2018.

Critical Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2OilI Re One Inc., and JBI Re #1 Inc., Plastic2Oil of NY #1, and Plastic2Oil Marine Inc All of our intercompany transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include amounts for impairment of long-lives assets, share based compensation, asset retirement obligations, inventory obsolescence, and accrued liabilities.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets, and capital-leased assets are given useful lives coinciding with the asset classification they are classified as follows:

Leasehold improvements	lesser of useful life or term of the lease
Machinery and office equipment	3-15 years
Furniture and fixtures	7 years
Office and industrial buildings	15 -30 years

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of March 31, 2019 and December 31, 2018 was $10,346,731 and $9,924,418, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2019 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The Company currently has just three directors, one of whom is member of executive management and not independent. The Company does not maintain separately designated audit, compensation, and nominating and corporate governance committees of the Board.

Changes in Internal Control over Financial Reporting

On April 18, 2018 the Company’s Chief Financial Officer resigned. The Company is currently undertaking a review to determine what course of action it may take in regards to filling this position given the Company’s current negative financial condition. Currently, the Chief Executive Officer has assumed the additional responsibilities of the Chief Financial Officer. The Company has retained a financial consultant to assist management in the preparation and review of its Exchange Act reports. The continuing deterioration of the financial condition of the Company along with the reduction of staffing continues to hamper the ability of management to ensure effective internal controls and unless the financial condition improves an effective remediation plan cannot be put into place to correct the current deficiencies. With the exception of the noted changes herein, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has reported to the Board of Directors material weaknesses described herein and also under the heading Management’s Report on Internal Control over Financial Reporting” in Section 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings affecting the Company, see the information in Note 8, “Commitments and Contingencies,” to the financial statements, included in Part I of this Report.

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

PLASTIC2OIL, INC.

Date: June 13, 2019	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Item 6. Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

