Form 10-K/A
period 2018-12-31
Plastic2Oil, Inc.
filed 2019-09-11
CIK 1381105

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

As of September 10, 2019, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2018 of Plastic2Oil, Inc. (the “Company”) filed with the Securities and Exchange Commission on June 3, 2019 (the “Form 10-K”), amended on June 4, 2019 to include XBRL financial data (the “Amendment No. 1”) is to provide a corrected auditor consent from D. Brooks and Associates CPA’s, P.A. filed as Exhibit 23.1. The consent previously provided in the Form 10-K incorrectly referenced the periods ending December 31, 2016 and December 31, 2015.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of September 2019.

PLASTIC2OIL, INC.

Date:	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Heddle	President, Chief Executive Officer	11-September-19
Richard Heddle	(Principal Executive Officer, Principal Accounting Officer and Financial Officer) and Chairman of the Board of Directors

/s/ Jason C. Aspin	Director	11-September-19
Jason C. Aspin

/s/ Lee C. Brain	Director	11-September-19
Lee C. Brain

EXHIBIT INDEX.

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated February 10, 2012, by and between the Company. and Big 3 Packaging LLC (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 16, 2012).

3.1	Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(a) to our Registration Statement on Form SB-2 filed on December 11, 2006).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. dated January 10, 2007 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.2	Certificate of Amendment to Articles of Incorporation of the Company. dated October 5, 2009 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on October 6, 2009).

3.4	Certificate of Amendment to Articles of Incorporation of the Company dated December 11, 2009 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.5	Certificate of Amendment to Articles of Incorporation of the Company dated May 11, 2012 (Incorporated herein by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.6	Amended and Restated Bylaws of the Company (Incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 31, 2012).

3.7	Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated December 1, 2009 (Incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.8	Amendment to Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated May 10, 2012 (Incorporated herein by reference to Exhibit 3.4 to our Quarterly Report on 10-Q filed on August 9, 2012).

3.9	Certificate of Correction to Certificate of Designation of Series A Super Preferred Voting Stock of the Company dated May 14, 2012 (Incorporated herein by reference to Exhibit 3.6 to our Quarterly Report on Form 10-Q filed on August 9, 2012).

3.10	Certificate of Designation of Series B Convertible Preferred Stock of the Company dated December 24, 2012 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 31, 2012).

3.11	Certificate of Amendment to Certificate of Designation of Series B Convertible Preferred Stock of the Company dated January 11, 2013 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 17, 2013).

3.12	Certificate of Withdrawal of Certificate of Designation of Series A Super Voting Preferred Stock of the Company dated June 3, 2014. (Incorporated herein by reference to our Annual Report on Form 10-K filed on June 4, 2014).

3.13	Certificate of Amendment to Articles of Incorporation of the Company dated June 24, 2014 (Incorporated by reference to our Current Report on Form 8-K filed on June 26, 2014).

3.14	Certificate of Withdrawal of Certificate of Designation Series B Convertible Preferred Stock of the Company dated July 29, 2014 (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report filed on July 31, 2014)

10.1	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.2	Promissory Note, dated February 14, 2012, by Big 3 Packaging LLC in favor of the Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2012).

10.3	Lease, dated December 1, 2011, between the Company and Avondale Stores Limited. (Incorporated herein by reference to Exhibit 10.5 to our Annual Report on Form 10-K, filed on March 19, 2012)

10.4	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 6, 2012).

10.5	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2012).

10.6	2012 Long-Term Incentive Plan of the Company dated as of May 23, 2012 (Incorporated herein by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on June 20, 2012).

10.7	Form of Incentive Stock Option Agreement pursuant to the 2012 Long-Term Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2012)

10.8	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 31, 2012).

10.9	Stipulation Agreement, dated August 8, 2013, between the Company, and certain settling parties signatory thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2013).

10.10	Subscription Agreement, dated August 29, 2013, between the Company and Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 30, 2013).

10.11	Secured Promissory Note, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 30, 2013).

10.12	Warrant, dated August 29, 2013, issued by the Company in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 30, 2013).

10.13	Security Agreement, dated August 29, 2013, between the Company, Plastic2Oil of NY #1, LLC, JBI RE #1, Inc., Christiana Trust and Richard Heddle (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 30, 2013).

10.14	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.15	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 24, 2014).

10.16	Joint Venture and Services Agreement between the Company and RWH Marine Consulting dated February 12, 2010. (Incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on June 24, 2014).

10.17	Unsecured Demand Promissory Note dated August 13, 2014 in favor of Richard Heddle (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report filed on August 14, 2014).

10.18	Subscription Agreement dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 20, 2014).

10.19	12% Secured Promissory Note dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 20, 2014).

10.20	Warrant dated November 19, 2014 in favor of Heddle Marine Inc. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 20, 2014).

10.21	Equipment Supply Contract, dated January 4, 2015, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (Incorporated herein by reference to Exhibit 10.21 to our Current Report on Form 10-K filed on March 31, 2015).

10.22	Technology License and Referral Agreement, dated January 4, 2015, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (Incorporated herein by reference to Exhibit 10.22 to our Current Report on Form 10-K filed on March 31, 2015).

10.23	Catalyst Supply Agreement, dated April 4, 2015, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (Incorporated herein by reference to Exhibit 10.23 to our Current Report on Form 10-K filed on March 31, 2015).

10.24	Monitoring, Maintenance, Repair and Upgrade Agreement, dated April 4, 2015, by and between Plastic2Oil, Inc. and EcoNavigation, LLC. (Incorporated herein by reference to Exhibit 10.24 to our Current Report on Form10-K filed on March 31, 2015).

10.25	Promissory Note dated February 11, 2015 between Mr. Richard Heddle and Plastic2Oil, Inc. to be used for working capital purposes (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 18, 2016).

10.26	Surrender of Lease dated January 15, 2016 between Avondale Stores Limited Properties and JBI (Canada), Inc. related to the 1786 Allanport Road, Thorold, Ontario dated (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 18, 2016).

10.27	Equipment Supply Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 5, 2015).

10.28	Catalyst Supply Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 5, 2015).

10.29	Technology License and Referral Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 5, 2015).

10.30	MMRU Agreement Amendment, dated May 1, 2015, by and between the Company and EcoNavigation LLC. (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 5, 2015).

10.31	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 27.1 and 27.2 of Equipment Supply Contract. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed on November 12, 2015).

10.32	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 13.1 and 13.2 of Technology License and Referral Agreement. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed on November 12, 2015).

10.33	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 23.1 and 23.2 of Catalyst Supply Agreement. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on November 12, 2015).

10.34	Third Amendment, dated November 6, 2015, between Plastic2Oil, Inc. and EcoNavigation, LLC Third Amendment to Sections 13.13.1 and 13.13.2 of Monitoring, Maintenance, Repair and Upgrade. (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 10-Q filed on November 12, 2015).

10.35	Subscription Agreement, dated August 10, 2016, between the Company and Lawrence Leahy (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2016).

10.36	12% Secured Promissory Note dated August 10, 2016 on Form 8-K filed on August 10, 2016 in favor of Lawrence Leahy. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 16, 2016).

10.37	Warrant dated August 10, 2016 in favor of Lawrence Leahey. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 16, 2016).

10.38	Amended And Restated Security Agreement dated August 10, 2016, between the Company, Plastic2Oil of NY #1, LLC, JBI RE #1, Inc., Christiana Trust and Lawrence Leahey (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 16, 2016).

10.39	Form of Incentive Stock Option Agreement pursuant to the 2012 Long-Term Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 31, 2016)

10.40	Form of Incentive Stock Option Agreement pursuant to the 2016 Executive Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 31, 2016)

21.1	Subsidiaries of the Registrant.

Plastic2Oil RE ONE Inc., an Ontario, Canada corporation.
Plastic2Oil (Canada), Inc., an Ontario Canada corporation.
Plastic2Oil Marine, Inc. a Nevada corporation.

JBI CDE., a New York corporation
Plastic2Oil of NY #1, LLC a New York corporation.
JBI RE #1, Inc., a New York corporation.

23.1	Consent of D. Brooks & Associates CPA’s, P.A. (1)

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Filed herewith.

