Form 10-Q
period 2019-06-30
Plastic2Oil, Inc.
filed 2019-09-11
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2019

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

As of September 11, 2019, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of June 30, 2019	As of December 31, 2018

ASSETS
CURRENT ASSETS:
Cash	$13,637	$47,808

Prepaid expenses and other current assets	23,809	11,575
TOTAL CURRENT ASSETS	37,446	59,383

Property, plant and equipment, net	523,460	537,190
Property held for sale (Note 5)	180,237	180,237
Deposits	18,800	18,800

TOTAL ASSETS	$759,943	$795,610

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,873,642	$1,846,669
Accrued expenses	1,704,092	1,688,224
Accrued officer salary	1,320,000	1,200,000
Secured promissory notes and accrued interest – related parties, current portion	10,721,178	9,924,418
Capital leases	22,647	22,210
TOTAL CURRENT LIABILITIES	15,641,559	14,681,521

LONG-TERM LIABILITIES:
Asset retirement obligations	68,915	67,897
Secured promissory notes and accrued interest – related parties	672,229	632,533
Secured promissory notes and accrued interest	138,052	130,274
TOTAL LONG-TERM LIABILITIES	879,196	830,704

TOTAL LIABILITIES	16,520,755	15,512,225

STOCKHOLDERS’ DEFICIT:
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 shares issued and outstanding	124,756	124,756
Additional paid in capital	67,199,658	67,199,658
Accumulated other comprehensive income	59,373	154,599
Accumulated deficit	(83,144,599)	(82,195,628)
TOTAL STOCKHOLDERS’ DEFICIT	(15,760,812)	(14,716,615)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$759,943	$795,610

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

OPERATING EXPENSES

Professional Fees	$38,543	$18,268	$69,014	$55,284
Compensation	105,829	117,451	213,851	269,452
Other	39,315	50,372	82,418	115,281
Depreciation of property, plant and equipment and accretion of liability	7,374	92,833	14,747	187,568
TOTAL OPERATING EXPENSES	191,061	278,924	380,030	627,585

LOSS FROM OPERATIONS	(191,061)	(278,924)	(380,030)	(627,585)

OTHER (INCOME) EXPENSES
Interest expense, net	286,075	249,915	569,453	482,188
Other income, net	(513)	-	(513)	(10,498)

TOTAL OTHER EXPENSES, NET	285,562	249,915	568,940	471,690

LOSS BEFORE INCOME TAXES	(476,623)	(528,839)	(948,970)	(1,099,259)

Provision for Income taxes	-	-	-	-

NET LOSS	$(476,623)	$(528,839	$(948,970)	$(1,099,259)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of shares outstanding	124,756,158	124,756,158	124,756,158	124,756,158

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

NET LOSS	$(476,623)	$(528,839)	$(948,970)	$(1,099,259)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
Foreign currency items	(48,330)	(51,541)	(95,226)	109,606
COMPREHENSIVE (LOSS)	$(524,953)	$(580,380)	$(1,044,196)	$(989,653)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2018

(Unaudited)

	Common Stock $0.001 Par Value		Additional Paid	Accumulated	Other Comprehensive	Total Stockholder
	Shares	Amount	in Capital	Deficit	Income (Loss)	Deficit

BALANCES - DECEMBER 31, 2017	124,756,158	$124,756	$67,176,992	$(79,418,137)	$(28,445)	$(12,144,834)

To book Stock Compensation expense related to granting of stock options at $0.05	-	-	10,668	-	-	10,668

Foreign currency adjustment	-	-	-	-	58,066	58,066

Net loss	-	-	-	(580,917)	-	(580,917)
Balances March 31, 2018	124,756,158	$124,756	$67,187,660	$(79,999,054)	$29,621	$(12,657,017)

To book Stock Compensation expense related to granting of stock options at $0.05	-	-	3,999	-	-	3,999
Foreign currency adjustment	-	-	-	-	51,541	51,541
Net Loss	-	-	-	(518,342)	-	(518,342)
BALANCES June 30, 2018	124,756,158	$124,756	$67,191,659	$(80,517,396)	$81,162	$(13,119,819)

The accompanying notes are an integral part of the consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2019

(Unaudited)

	Common Stock $0.001 Par Value		Additional Paid	Accumulated	Other Comprehensive	Total Stockholder
	Shares	Amount	in Capital	Deficit	Income (Loss)	Deficit

BALANCES - DECEMBER 31, 2018	124,756,158	$124,756	$67,199,658	$(82,195,628)	$154,599	$(14,716,615)

Foreign currency adjustment	-	-	-	-	(46,897)	(46,897)

Net Loss	-	-	-	(472,347)	-	(472,347)
Balances March 31, 2019	124,756,158	$124,756	67,199,658	(82,667,975)	107,702	(15,235,859)

Foreign currency adjustment	-	-	-	-	(48,329)	(48,329)

Net loss	-	-	-	(476,624)	-	(476,624)

BALANCES June 30, 2019	124,756,158	$124,756	$67,199,658	$(83,144,599)	$59,373	$(15,760,812)

The accompanying notes are an integral part of the consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Unaudited)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	(948,970)	(1,099,258)
Reconciliation of net loss to net cash used in operations:
Depreciation of property, plant, equipment and accretion	14,748	88,303
Accrued interest expense	554,796	468,726
Amortization of debt discount	8,208
Stock or options issued for Services	-	14,666

Working capital changes:
Prepaid expenses and other current assets	(12,234)	(38,437)
Accounts payable	17,980	(21,664)
Accrued expenses	128,931	149,799
NET CASH USED IN OPERATING ACTIVITIES	(236,541)	(437,865)

CASH FLOW FROM INVESTMENT ACTIVITIES:
Release of (increase in) restricted cash	-	100,524
NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	-	100,524

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from Note Payable	204,166	77,930
NET CASH PROVIDED BY FINANCING ACTIVITIES	204,166	77,930
Foreign currency exchange effect on cash flows	(1,796)	109,607

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,171)	(149,804)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,808	172,286

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,637	$22,482

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Going Concern

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced net losses from continuing operations of $948,970, and $1,099,259, for the six months ended June 30, 2019, and 2018, respectively. At June 30, 2019, the Company had a net working capital deficit of $15,604,113, and an accumulated deficit of $83,144,599. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings and loans from related parties. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

The Company will continue to require substantial funds to continue the expansion of its P2O business to achieve commercial productions, and to resume sales and marketing efforts. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, issuances of debt and convertible debt instruments.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Plastic2Oil of NY#1 Inc., Plastic2Oil (Canada) Inc., JBI CDE Inc., Plastic2Oil Re One Inc., JBI Re #1 Inc.. The following companies are inactive- Plastic2Oil Marine Inc., Javaco, and Pak-it. All intercompany transactions and balances have been eliminated in consolidation. Amounts in the consolidated financial statements are expressed in US dollars.

Interim Disclosure

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are considered necessary for a fair presentation of the results for the periods presented. These condensed consolidated financial statements are presented in considerably less detail than complete financial statements that are intended to present financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. For this reason, they should be read in conjunction with the entity’s most recent complete financial statements included in its annual report for the year ended December 31, 2018 on Form 10-K filed with the Securities and Exchange Commission (the SEC) on June 4, 2019 that include all the disclosures required by generally accepted accounting principles.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents as of June 30, 2019 and December 31, 2018.

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

During the six months ended June 30, 2019 and 2018, the Company did not record any impairment losses on property, plant and equipment.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $57,530, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized in the condensed consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of June 30, 2019 and December 31, 2018, the carrying value of the asset retirement obligations was $68,916 and $67,897, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor, testing, and sampling of the site upon closure.

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

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. There were no material foreign exchange gains or losses that are included as general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, respectively.

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

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the three and six months ended June 30, 2019, potential dilutive common stock equivalents consisted 1,600,000 shares underlying common stock warrants and 220,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect was anti-dilutive. For the three and six months ended June 30, 2018, potential dilutive common stock equivalents 4,600,000 shares underlying common stock warrants, and 6,580,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect was anti-dilutive.

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, accrued expenses, leases, promissory notes, approximate fair value because of the short-term nature of these items, or prevailing interest rates.

Reclassification

Certain reclassifications have been made in the prior period’s consolidated financial statements to conform to the current period’s presentation. Such reclassifications had no effect on stockholders’ deficit or net loss.

Recently Issued Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective accounting pronouncements, if adopted, that would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consist of the following at:

As of June 30, 2019	Cost	Accumulated Depreciation	Net Book Value

Machinery and office equipment	$47,137	$(47,060)	$78
Furniture and fixtures	14,166	(14,166)	-
Land	109,203	-	109,203
Asset retirement obligation	58,363	(13,846)	44,517
Office and industrial buildings	542,449	(172,787)	369,662
Equipment under capital lease	53,257	(53,257)	-
Total	$824,575	$(301,116)	$523,460

As of December 31, 2018	Cost	Accumulated Depreciation	Net Book Value

Machinery and office equipment	47,137	(47,056)	81
Furniture and fixtures	14,166	(14,166)	-
Land	109,203	-	109,203
Asset retirement obligation	58,363	(12,497)	45,866
Office and industrial buildings	542,450	(160,408)	382,042
Equipment under capital lease	53,257	(53,257)	-
Total	$824,576	$(287,384)	$537,192

For the six months ended June 30, 2019 and 2018, the Company recognized $14,747 and $86,951, for the three months ended June 30, 2019 and 2018, $7,374 and $ 43,784 respectively, of depreciation expense. At June 30, 2019 and 2018, machinery and equipment with a cost of $53,257 and accumulated amortization of $53,257, were under capital lease.

During the year ended December 31, 2018, we recorded an impairment loss on property, plant and equipment of $635,770 in accordance with ASC 360-10-50-2 due to the carrying amount exceeding the estimated long-lived assets fair value. This impairment loss was primarily attributable to the write down of equipment and office and industrial buildings. Management’s assessment was triggered by the minimal operations of the business. Management estimated the undiscounted cash flows that may be generated from the long-lived assets by estimating their fair value less estimated costs.

NOTE 4 - PROPERTY HELD FOR SALE

The Company has offered for sale its land and building of its blending site located in Thorold, Ontario. Canada. The Company no longer requires the land or building as part of its plans to either assemble and or manufacture or license its technology. The land and building are currently listed for sale and the Company anticipates a sale in less than twelve (12) months. Accordingly, these assets have been reclassified from property, plant and equipment to property held for sale. The Company has determined the fair value of its property held for sale exceeds its carrying value and no valuation allowance is necessary. The net book value of the land and building of $180,235 has been presented in the accompanying balance sheet as property held for sale at June 30, 2019 and December 31, 2018.

NOTE 5 – SECURED PROMISSORY NOTES - RELATED PARTIES

Related Parties Secured promissory Notes consists of the following at periods ended:

	As of June 30, 2019	As of December 31, 2018
Secured Demand Promissory Note bearing interest of 4% to 12% per annum with the Company’s CEO.	$2,048,265	$1,907,636

Secured Demand Promissory Note bearing interest of 4% to 12% per annum with the Company’s CEO.	649,397	628,382

Secured Demand Promissory Note - $100,000 Canadian dollars in February 16, 2018 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA with a Company Director	80,641	75,892

Secured Promissory Notes with the Company’s CEO –($1,000,000 in November 19, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in November 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	1,695,487	1,595,798

Secured Demand Promissory Note - $125,000, July 11, 2018 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA. with a Company Director	129,246	126,711

Secured Promissory Notes with the Company’s CEO –( $1,000,000 in August 29, 2013 and $2,000,000 in September 31, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to three million shares of the Company’s common stock at an exercise price of $0.54 per share and payable upon maturity in 2018 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries (See note 12).	5,780,480	5,463,259

Secured Demand Promissory Note - $125,000 in July 31, 2018 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA. with a Company Director	129,275	126,740

Secured Demand Promissory Note - $20,000 Canadian dollars in February of 2019 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA. with a Company Director	15,512	-

Secured Demand Promissory Note - $110,000 Canadian dollars in first and second quarter of 2019 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA. with the Company’s CEO	84,921	-

Secured Promissory Note -$100,000 in August 24, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries with a Company Director.	137,429	129,685

Secured Demand Promissory Note - $140,000 Canadian dollars in the first and second quarter of 2019, bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA. with a Company Director	107,954	-

Secured Promissory Note -$400,000 in October 18, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries with a company Director.	534,800	502,848

Total	$11,393,407	10,556,951

Less: Current Portion Short Term Secured Promissory Notes- Related Parties	$10,721,178	$9,924,418
Long Term Secured promissory notes – related parties	$672,229	$632,533

Continuity of Secured Promissory Notes – Related Parties	As of June 30, 2019	As of December 31, 2018
Face value of secured promissory notes	$7,200,607	$6,996,441
Accrued interest on secured promissory notes	4,205,225	3,581,343
Less: Unamortized debt discount	(12,425)	(20,833)

Carrying value of secured promissory notes- related parties	$11,393,407	$10,556,951

The following annual payments of principal and interest are required over the next five years in respect to these short term and long term related party secured notes payables:

Years Ending December 31,	Annual Payments

2019	$10,721,178
2020
2021	672,229

Total	$11,393,407

NOTE 6 – SECURED PROMISSORY NOTES

Secured notes payable consists of the following at periods ended:

	As of June 30, 2019	As of December 31, 2018

Secured Promissory Note -$100,000 in August 10, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	$138,052	$130,274
Total	138,052	130,274
Less: current portion	-	-
Secured promissory notes	$138,052	$130,274

Continuity of Secured Promissory Notes	As of June 30, 2019	As of December 31, 2018
Face value of August 10, 2016 secured promissory notes	$100,000	$100,000
Total face value of secured promissory notes	100,000	100,000
Discount on August 10, 2016 secured notes payable (100,000 warrants)	(2,000)	(2,000)
Accretion of discount on secured promissory notes ($100,000 secured note payable)	1,133	93
Interest on secured notes payable	38,919	31,341
Carrying value of Secured Promissory Notes	$138,052	$130,274

The following annual payments of principal and interest are required over the next five years in respect to these secured promissory notes:

Years Ending December 31,	Annual Payments
2019	-
2020	-
2021	138,052
Total	$138,052

NOTE 7 - CAPITAL LEASES

The Mortgages Payable and Capital Leases consists of the following at periods ending:

	As of June 30, 2019	As of December 31, 2018
Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matured on May 10, 2016, Principal and interest were due, in their entirety, at maturity. The maturity was extended to May 10, 2016 by the Lessor. The capital lease is in default.	$22,647	$22,210	(1)

Total	22,647	22,210
Less: current portion	22,647	22,210
Capital leases	$-	$-

(1) Includes accrued interest.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating and presently is inactive, entered into a consulting service contract in 2010 with a company owned by the Company’s chief executive officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of June 30, 2019 and December 31, 2018, there were no currently installed marine vessel processors pursuant to the contract.

Contingencies

As of June 30, 2019, the Company is involved in litigation and claims, which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the unaudited condensed consolidated financial statements of the Company.

NOTE 9 - WARRANTS

The following table summarizes the activities for the period.

Warrants

The following table summarizes the activities for the quarter ended June 30, 2019 and year ended December 31, 2018:

	Warrants Number	Weighted Average Exercise Price	Weighted Average Remaining Term
OUTSTANDING, December 31, 2018	1,600,000	$0.12	1.09

OUTSTANDING, June 30, 2019	1,600,000	$0.12	1.09

There were no warrants issued, expired or exercised during the three or six months ended June 30, 2019.

NOTE 10 – STOCK-BASED COMPENSATION PLANS AND AWARDS

2012 Incentive Plan

There were no options granted during the three or six months ended June 30, 2019. As of June 30, 2019, 220,000 options were outstanding, of which 195,000 are fully vested.

A summary of stock option activity for the three and six months ended June 30, 2019 is as follows:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Balance as of December 31, 2018	220,000	$0.41	$-
Balance as of June 30, 2019	220,000	$0.41	$-
Exercisable as of June 30, 2019	195,000	$0.46	$-

(1)	Amounts represent the difference between the exercise price and the fair value of common stock at period end for all in the money options outstanding based on the fair value per share of common stock.

As of June 30, 2019, compensation to be recognized on unvested options is not significant.

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

NOTE 11 – RELATED PARTY TRANSACTIONS AND BALANCES

As of June 30, 2019 and December 31, 2018, Richard Heddle, CEO is due $1,320,000 and $1,200,000 in accrued payroll, respectively, which is included in Accrued Officers Salary on the consolidated balance sheets.

At June 30, 2019 and December 31, 2018, the company’s accounts payable and accrued expenses included $132,217 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the Company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued (RRON) Operation.

See also Note 5 for secured promissory notes with related parties.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of June 30, 2019 and December 31, 2018, there were no currently installed marine vessel processors pursuant to the contract.

NOTE 12 – SUBSEQUENT EVENTS

The Company received $22,396 on August 16, 2019, $23,529 on July 15, 2019 and $22,442 on August 23, 2019 from the Company’s CEO and Directors in the form of demand secured promissory notes. The advances bear interest at 4%.

On July 25, 2019, Plastic2Oil, Inc., a Nevada corporation (the “Company”), entered into an agreement (“Amendment to Note 1”) with Mr. Richard Heddle, the Company’s chief executive officer and a member of the Company’s board of directors, to extend the maturity date of the outstanding $1 million principal amount 12% Secured Promissory Note and all accrued interest due December 1, 2018 (“Note 1”) to December 31, 2020. Mr. Heddle originally purchased Note 1 from the Company on August 29, 2013 in the Company’s private placement of 12% Secured Promissory Notes due December 31, 2018.

On July 25, 2019, the Company entered into an agreement (“Amendment to Note 2”) with Mr. Heddle to extend the maturity date of the outstanding $2 million principal amount 12% Secured Promissory Note and all accrued interest due December 1, 2018 (“Note 2”) to December 31, 2020. Mr. Heddle originally purchased Note 2 from the Company on September 30, 2013 in the Company’s private placement of 12% Secured Promissory Notes due December 1, 2018.

In consideration for extending the maturity dates of Notes 1 and 2, the Company issued Richard Heddle 3,000,000 options to purchase common stock shares with an exercise price of $.02 per share. The options vest 50% in six months and fully vest one year from July 25, 2019.

On July 25, 2019, the Company issued an aggregate of 500,000 options to purchase common stock shares with an exercise price of $0.02 per share to directors, employees and a consultant for services. The options vest 50% in six months and fully vest one year from July 25, 2019.

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

Business Overview

For the three and six months ended June 30, 2019 and 2018, the Company had no revenues. The Company’s P2O processors were idle for all of 2017 through 2018 and remained idle during the three and six months ended June 30, 2019. For financial reporting purposes, we currently operate in one business segment, our P2O® solution business. As of the filing date of the report, our two operating processors were idle and not producing fuel products. Previously, we operated in two business segments, which also included a business data and recovery segment and a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc. which we discontinued, prior to 2017. Our P2O business is a commercial manufacturing and production business. We plan to grow mainly from sale of processors, and secondarily from the sale of fuel products. Historically, our revenues have been derived primarily from our other segments and products.

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

We continue our business strategy with the goal of becoming a leading North American company that transforms waste plastic into ultra-clean, ultra-low sulphur fuel through either the sale of technology, processors, and or fuel.

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

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report, these processors were idle for all of 2018 and remained idle for the six months ended June 30, 2019. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas, and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. Since inception, we have produced a total of 667,996 gallons of fuel, however no fuel was produced in the six months ended June 30, 2019 and 2018.

Listing on the OTCQB

At June 30, 2019, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On September 11, 2019, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $.02.

Sources of Revenues and Expenses

Results of Operations – Three months ended June 30, 2019 compared to Three months ended June 30, 2018.

Revenue

We had no revenues during the three months ended June 30, 2019 and 2018. We have shifted our business strategy to attempting to license our intellectual property and technology related to our fuel processors, selling fuel processors and selling oil produced by our own P2O equipment.

We had no fuel production or processor sales in the three months ended June 30, 2019. Consequently, there was neither fuel shipment nor fuel revenue. This was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers and we have been unable to obtain the financing necessary to make these repairs. These processors were idle for all of 2014, through, 2018 and remain idle through the date of this filing. Management estimates the processors will remain idle until the Company can raise additional capital.

The Company’s operating expenses consisted of the following:

Operating Expenses –

	For the Three Months Ended June 30,
	2019	2018
Professional Fees	$38,543	$18,268
Compensation	105,829	117,451
Other	39,315	50,372
Depreciation & Accretion	7,374	92,833
Total Operating Expenses	$191,061	$278,924

We incurred operating expenses of $191,061 during the three months ended June 30, 2019, compared to $278,924 for the three months ended June 30, 2018, respectively. This decrease in operating expenses was materially due to a decrease in compensation, other expenses, along with depreciation and accretion for a total reduction of approximately $87,863. The Company is currently attempting to minimize its operating expenses while it works to recapitalize the company.

Non-Operating Expenses

Interest Expenses

For the three months ended June 30, 2019, we incurred net interest expense of approximately $285,562 as compared to approximately $249,915 for the three months ended June 30, 2018, which were materially due to related party secured promissory and short term notes.

Income Tax Expenses

For the three months ended June 30, 2019 and 2018, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

As a result of the above, we incurred a net loss of approximately $476,623 for the three months ended June 30, 2019 as compared to a net loss of approximately $528,839 for the three months ended June 30, 2018.

Results of Operations – Six months ended June 30, 2019 compared to Six months ended June 30, 2018.

Revenue

We had no revenues during the six months ended June 30, 2019 and 2018 due to the same factors discussed in the three month period comparison above.

The Company’s operating expenses consisted of the following:

Operating Expenses –

	For the Six Months Ended June 30,
	2019	2018
Professional Fees	$69,014	$55,284
Compensation	213,851	269,452
Other	82,418	115,281
Depreciation & Accretion	14,747	187,568
Total Operating Expenses	$380,030	$627,585

We incurred operating expenses of $380,030 during the six months ended June 30, 2019, compared to $627,585 for the six months ended June 30, 2018, respectively. This decrease in operating expenses was materially due to a decrease in compensation, other expenses, along with depreciation and accretion for a total reduction of approximately $247,556. The Company is currently attempting to minimize its operating expenses while it works to recapitalize the company.

Non-Operating Expenses

Interest Expenses

For the six months ended June 30, 2019, we incurred net interest expense of approximately $569,453 as compared to approximately $482,188 for the six months ended June 30, 2018, which were materially due to related party secured promissory and short term notes.

Income Tax Expenses

For the six months ended June 30, 2019 and 2018, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

As a result of the above, we incurred a net loss of approximately $948,970 for the six months ended June 30, 2019 as compared to a net loss of approximately $1,099,259 for the six months ended June 30, 2018.

Liquidity and Capital Resources

We do not have sufficient cash to operate our business, which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale or license of our processors and or related technology. We intend to source additional capital through the sale of our equity and debt securities and other financing methods. We plan to use the cash proceeds from any financing to either complete the repairs on Processors #3 to resume production of fuels for pilot runs and customer demonstrations and or review other options including but not limited to licensing intellectual property and or pursuing other operational alternatives that may become available to management as we review the options available to the Company. At June 30, 2019, we had a cash balance of $13,637. Our principal sources of liquidity in 2019 have been the proceeds of secured promissory notes.

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

Cash Flow from Operating Activities –

	For the Six Months Ended June 30,
	2019	2018
Net loss	(948,970)	(1,099,258)
Net cash used in operating activities	(236,541)	(437,865)
Cash flows from investing activities
Net cash provided by investing activities	-	100,524
Cash flows from financing activities:
Net cash provided by financing activities	204,166	77,930
Foreign currency exchange effect on cash flows	(1,796)	109,607
Cash at beginning of period	47,808	172,286
Cash at end of period	13,637	$22,482

Cash Flow from Operations

Cash used in operations was approximately $236,541 and $437,865 for the six months ended June 30, 2019 and 2018, respectively. In 2019 and 2018 cash was mainly used to continue funding the minimum operating costs.

Cash Flow from Investing Activities

Cash flow from investing activities was approximately $0, and $100,524, for the six months ended June 30, 2019 and 2018, respectively, and was attributed to the release of a cash bond for fuel oil taxes that released the reserved cash.

Cash Flow from Financing Activities

Cash flow from financing activities was approximately $204,166 and $77,930, for the six months ended June 30, 2019 and 2018, respectively. For 2019 and 2018, these amounts were from secured promissory notes from related parties.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods ended June 30, 2019 and 2018.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include amounts for impairment of long-lives assets, share based compensation, asset retirement obligations, inventory obsolescence, accrued liabilities.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of June 30, 2019 and December 31, 2018 was $10,721,178 and $9,924,418, respectively

Credit Risk

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2018 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PLASTIC2OIL, INC.

Date: September 11, 2019	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Item 6. Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

