Form 10-Q
period 2019-09-30
Plastic2Oil, Inc.
filed 2019-12-16
CIK 1381105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2019

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

As of December 16, 2019, there were 124,756,158 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30, 2019	As of December 31, 2018

ASSETS
CURRENT ASSETS:
Cash	$1,033	$47,808
Prepaid expenses and other current assets	15,583	11,575
TOTAL CURRENT ASSETS	16,616	59,383

Property, plant and equipment, net	516,595	537,190
Property held for sale (Note 5)	180,237	180,237
Deposits	18,800	18,800

TOTAL ASSETS	$732,248	$795,610

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,880,908	$1,846,669
Accrued expenses	1,711,928	1,688,224
Accrued officer salary	1,380,000	1,200,000
Secured promissory notes and interest – related parties, current portion	11,022,843	9,924,418
Capital leases	22,868	22,210
TOTAL CURRENT LIABILITIES	16,018,547	14,681,521

LONG-TERM LIABILITIES:
Asset retirement obligations	69,424	67,897
Secured promissory notes and accrued interest– related parties	692,227	632,533
Secured promissory notes and accrued interest	142,093	130,274
TOTAL LONG-TERM LIABILITIES	903,744	830,704

TOTAL LIABILITIES	16,922,291	15,512,225

STOCKHOLDERS’ DEFICIT:
Common stock, par $0.001; 250,000,000 authorized, 124,756,158 shares issued and outstanding	124,756	124,756
Additional paid in capital	67,199,658	67,199,658
Accumulated other comprehensive income	87,259	154,599
Accumulated deficit	(83,601,716)	(82,195,628)
TOTAL STOCKHOLDERS’ DEFICIT	(16,190,043)	(14,716,615)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$732,248	$795,610

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

OPERATING EXPENSES

Professional Fees	$18,309	$27,834	$87,324	$83,118
Compensation	104,370	104,446	318,221	359,231
General and administrative expenses	35,016	51,304	117,433	181,252

Depreciation of property, plant and equipment and accretion of long-term liability	7,373	87,663	22,120	275,231
TOTAL OPERATING EXPENSES	165,068	271,247	545,098	898,832

LOSS FROM OPERATIONS	(165,068)	(271,247)	(545,098)	(898,832)

OTHER (INCOME) EXPENSES

Interest expense, net	292,049	254,390	861,503	736,578
Other income , net	-	-	(513)	(10,514)
TOTAL OTHER (INCOME) EXPENSES, NET	292,049	254,390	860,989	726,064

(LOSS) BEFORE INCOME TAXES	(457,117)	(525,637)	(1,406,087)	(1,624,896)

Provision for Income taxes	-	-	-	-

NET LOSS	$(457,117)	$(525,637)	$(1,406,087)	$(1,624,896)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	124,756,158	124,756,158	124,756,158	124,756,158

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

NET LOSS	$(457,117)	$(525,638)	$(1,406,087)	$(1,624,896)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX
Foreign currency items	27,886	(45,612)	87,259	35,500
COMPREHENSIVE LOSS	$(429,231)	$(571,250)	$(1,318,828)	$(1,589,396)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2018

(Unaudited)

	Common Stock $0.001 Par Value		Additional Paid	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Income (Loss)	Deficit

BALANCES - DECEMBER 31, 2017	124,756,158	$124,756	$67,176,992	$(79,418,137)	$(28,445)	$(12,144,834)

To book Stock Compensation expense related to granting of stock options at $0.05	-	-	10,668	-	-	10,668

Foreign currency adjustment	-	-	-	-	58,066	58,066

Net loss	-	-	-	(580,917)	-	(580,917)
Balances March 31, 2018	124,756,158	$124,756	$67,187,660	$(79,999,054)	$29,621	$(12,657,017)
To book Stock Compensation expense related to granting of stock options at $0.05	-	-	3,999	-	-	3,999

Foreign currency adjustment	-	-	-	-	51,541	51,541

Net loss	-	-	-	(518,342)	-	(518,342)
Balances June 30, 2018	124,756,158	$124,756	$67,191,659	$(80,517,396)	$81,162	$(13,119,819)

To book Stock Compensation expense related to granting of stock options at $0.05	-	-	3,999	-	-	3,999
Foreign currency adjustment	-	-	-	-	(45,612)	(45,612)
Net Loss	-	-	-	(525,637)	-	(525,637)
BALANCES September 30, 2018	124,756,158	$124,756	$67,195,658	$(81,043,033)	$35,550	$(13,687,069)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2019

(Unaudited)

	Common Stock $0.001 Par Value		Additional Paid	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Income (Loss)	Deficit

BALANCES - DECEMBER 31, 2018	124,756,158	$124,756	$67,199,658	$(82,195,628)	$154,599	$(14,716,615)

Foreign currency adjustment	-	-	-	-	(46,897)	(46,897)

Net Loss	-	-	-	(472,347)	-	(472,347)
Balances March 31, 2019	124,756,158	$124,756	67,199,658	(82,667,975)	107,702	(15,235,859)

Foreign currency adjustment	-	-	-	-	(48,329)	(48,329)

Net loss	-	-	-	(476,624)	-	(476,624)
BALANCES June 30, 2019	124,756,158	$124,756	67,199,658	(83,144,599)	59,373	(15,760,812)
Foreign currency adjustment	-	-	-	-	27,886	27,886

Net loss	-	-	-	(457,117)	-	(457,117)
BALANCES September 30, 2019	124,756,158	$124,756	$67,199,658	$(83,601,716)	$87,259	$(16,190,043)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PLASTIC2OIL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Unaudited)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	(1,406,087)	(1,624,896)
Reconciliation of loss to net cash used in operations:
Depreciation of property plant and equipment	22,120	131,501
Accretion of long-term liability	-	143,732
Accrued interest expense	829,427	715,933
Amortization of debt discount	10,766	-
Stock or options issued for services	-	18,666
Working capital changes:
Prepaid expenses and other current assets	(4,007)	(17,910)
Accounts payable	28,271	(15,313)
Accrued expenses and accrued office salary	203,704	216,889
NET CASH USED IN OPERATING ACTIVITIES	(315,806)	(431,398)

CASH FLOW FROM INVESTMENT ACTIVITIES:
Release of restricted cash	-	100,524
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	100,524

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from secured promissory notes – related parties	272,534	252,930
NET CASH PROVIDED BY FINANCING ACTIVITIES	272,534	252,930

Foreign currency exchange effect on cash	(3,503)	-
NET DECREASE IN CASH	(46,775)	(77,944)

CASH AT BEGINNING OF PERIOD	47,808	172,286

CASH AT END OF PERIOD	$1,033	$94,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$48	$16

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern, which assumes the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has experienced net losses from continuing operations of $1,406,087, and $1,624,896, for the nine months ended September 30, 2019, and 2018, respectively. At September 30, 2019, the Company had a net working capital deficit of $16,001,931, and an accumulated deficit of $83,601,716. These factors raise substantial doubt about the Company’s ability to continue as a going concern and to operate in the normal course of business. The Company has funded its activities to date almost exclusively from equity financings and loans from related parties. For the years ended December 31, 2018 and 2017, the Company’s auditors included a going concern opinion in its report on the Company’s audited financial statements for such periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company held no cash equivalents at September 30, 2019 or December 31, 2018.

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

During the nine months ended September 30, 2019 and 2018, the Company did not record any impairment losses on property, plant and equipment.

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $58,363, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized in the condensed consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligation. As of September 30, 2019 and December 31, 2018, the carrying value of the asset retirement obligations was $69,424 and $67,897, respectively. These costs include disposal of plastic and other non-hazardous waste, site closing labor, testing, and sampling of the site upon closure.

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

Foreign Currency Translation

The condensed consolidated financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. There were no material foreign exchange gains or losses that are included in the condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018, respectively.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation,” which requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. Additionally, the Company has elected to recognize forfeitures as they occur as prescribed by ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company adopted ASU No. 2018-07 during the three-month period ended September 30, 2019 when it issued options to nonemployees (see Note 10).

Loss Per Share

The financial statements include basic and diluted per share information. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive. For the three and nine months ended September 30, 2019, potential dilutive common stock equivalents consisted 1,600,000 shares underlying common stock warrants and 3,720,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect was anti-dilutive. For the three and nine months ended September 30, 2018, potential dilutive common stock equivalents consisted 4,600,000 shares underlying common stock warrants and 6,580,000 shares underlying stock options, which were not included in the calculation of the diluted loss per share because their effect was anti-dilutive.

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, accrued expenses, capital leases, and promissory notes, approximate fair value because of the short-term nature of these items, or prevailing interest rates.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment consist of the following at:

As of September 30, 2019	Cost	Accumulated Depreciation	Net Book Value

Machinery and office equipment	$47,137	$(47,060)	$78
Furniture and fixtures	14,166	(14,166)	-
Land	109,203	-	109,203
Asset retirement obligation	58,363	(14,521)	43,842
Office and industrial buildings	542,449	(178,977)	363,472
Equipment under capital lease	53,257	(53,257)	-
Total	$824,575	$(307,981)	$516,595

As of December 31, 2018	Cost	Accumulated Depreciation	Net Book Value

Machinery and office equipment	$47,137	$(47,057)	$80
Furniture and fixtures	14,166	(14,166)	-
Land	109,203	-	109,203
Asset retirement obligation	58,363	(12,497)	45,866
Office and industrial buildings	542,449	(160,408)	382,481
Equipment under capital lease	53,257	(53,257)	-
Total	$824,575	$(287,385)	$537,190

For the nine months ended September 30, 2019 and 2018, the Company recognized $22,120 and $275,231, and for the three months ended September 30, 2019 and 2018, $7,373 and $87,663, respectively, of depreciation expense. At September 30, 2019 and 2018, machinery and equipment with a cost of $53,257 and accumulated amortization of $53,257 and $53,257, respectively, were under capital lease.

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

NOTE 4 - PROPERTY HELD FOR SALE

The Company has offered for sale its land and building of its blending site located in Thorold, Ontario. Canada. The Company no longer requires the land or building as part of its plans to, either assemble and or manufacture, or license its technology. The land and building are currently listed for sale and the Company anticipates a sale in less than twelve (12) months. Accordingly, these assets have been reclassified from property, plant and equipment to property held for sale. The Company has determined the fair value of its property held for sale exceeds its carrying value and no valuation allowance is necessary. The net book value of the land and building of $180,237 has been presented in the accompanying balance sheet as property held for sale at September 30, 2019 and December 31, 2018.

NOTE 5 – SECURED PROMISSORY NOTES - RELATED PARTIES

Related Party Secured Promissory Notes, including accrued interest, consists of the following at periods ended:

	As of September 30, 2019	As of December 31, 2018
Secured Demand Promissory Note - $1,664,000 Canadian dollars in 2015 and $505,000 Canadian dollars in 2016, bearing interest of 4% to 12% per annum, respectively, with the company CEO.	$2,056,605	$1,907,636

Secured Demand Promissory Note - $358,850 in February and March of 2015 and $150,000 in February of 2016, bearing interest of 4% to 12% per annum, respectively, with company CEO	660,432	628,382

Secured Demand Promissory Note - $100,000 Canadian dollars in February 16, 2018 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport, Road, Thorold, Ontario CA with a company Director	80,531	75,892

Secured Demand Promissory Note - $125,000, July 11, 2018 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport Road, Thorold, Ontario CA with a company Director	130,553	126,711

Secured Demand Promissory Note - $125,000 in July 31, 2018 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport Road, Thorold, Ontario CA. with a company Director.	130,583	126,740

Secured Demand Promissory Note - $20,000 Canadian dollars in February of 2019 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport Road, Thorold, Ontario CA. with a Company Director	15,491	-

Secured Demand Promissory Note - $170,000 Canadian dollars in first, second and third quarters of 2019 bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 Allanport Road, Thorold, Ontario CA. with the Company’s CEO	130,386	-

Secured Promissory Notes with the company’s CEO ($1,000,000 in November 19, 2014) bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2019 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries. The Secured Promissory Note became past due on November 19, 2019. The Company is currently is discussion with the company’s CEO on extending the Secured Promissory Notes.	1,743,784	1,595,798

Secured Promissory Notes with the company’s CEO - $1,000,000 in August 29, 2013 and $2,000,000 in September 30, 2014) bearing interest of 12% per annum compounded annually, payable upon maturity in 2018 and extended in July of 2019 until December 31, 2020. In consideration for the extension, the Company issued 3,000,000 options with an exercise price of $.02. Loan is secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	5,941,206	5,463,259

Secured Promissory Note -$100,000 in August 24, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries with a company Director.	141,451	129,685

Secured Demand Promissory Note - $170,000 Canadian dollars in the first, second and third quarters of 2019, bearing interest of 4% per annum, payable on demand and secured by the blending site property located at 1776 -Allanport, Road, Thorold, Ontario CA. with a Company Director	130,567	-

Secured Promissory Note -$400,000 in October 18, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries with a company Director.	553,481	502,848

Total	11,715,070	10,556,951

Less: Current Portion Short Term Secured Promissory Notes – related parties	$11,022,843	$9,924,418

Long Term Secured promissory notes – related parties	$692,227	$632,533

Continuity of Secured Promissory Notes – Related Party	As of September 30, 2019	As of December 31, 2018
Face value of secured promissory notes	$7,268,664	$6,996,441
Accrued interest on secured promissory notes payable	4,456,273	3,581,343
Less: Unamortized debt discount	(9,867)	(20,833)
Carrying value of Secured Promissory Notes – Related parties	$11,715,070	$10,556,951

The following annual payments of principal and interest are required over the next three years in respect to these short term and long term secured promissory notes with related parties:

Years Ending December 31,	Annual Payments

2019	$5,081,637
2020	5,941,206
2021	692,227
Total	$11,715,070

NOTE 6 – SECURED PROMISSORY NOTE

Secured promissory note consists of the following at periods ended:

	As of September 30, 2019	As of December 31, 2018

Secured Promissory Note -$100,000 in August 10, 2016 bearing interest of 12% per annum compounded annually, together with a five-year warrant to purchase up to one million shares of the Company’s common stock at an exercise price of $0.12 per share, and payable upon maturity in 2021 and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.	$142,093	$130,274

Total	142,093	130,274
Less: current portion	-	-
Secured promissory note	$142,093	$130,724

Continuity of Secured Promissory Note	As of September 30, 2019	As of December 31, 2018
Face value of August 10, 2016 secured promissory note	$100,000	$100,000
Total face value of secured promissory note	100,000	100,000
Discount on August 10, 2016 secured promissory note (100,000 warrants)	(2,000)	(2,000)
Accretion of discount on secured promissory note ($100,000 )	1,234	933
Interest on secured promissory note	42,859	31,341
Carrying value of Secured Promissory Note	$142,093	$130,274

The following annual payments of principal and interest are required in respect to these secured notes payable:

Years Ending December 31,	Annual Payments
2019	-
2020	-
2021	142,093
Total	$142,093

NOTE 7 - CAPITAL LEASE

The Capital Lease consists of the following at periods ending:

	As of September 30, 2019		As of December 31, 2018
Equipment capital lease bears interest at 3.9% per annum, secured by the equipment and matured on May 10, 2016, Principal and interest were due, in their entirety, at maturity. The maturity was extended to May 10, 2016 by the Lessor. The capital lease is in default.	$22,868	(1)	$22,210	(1)

Total	22,868		22,210
Less: current portion	22,868		22,210
Capital leases	$-		$-

(1) Includes accrued interest.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating and presently is inactive, entered into a consulting service contract in 2010 with a company owned by the Company’s chief executive officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of September 30, 2019 and December 31, 2018, there were no currently installed marine vessel processors pursuant to the contract.

Contingencies.

As of September 30, 2019, the Company is involved in litigation and claims, which arise from time to time in the normal course of business. In the opinion of management, based upon the information and facts known to them, any liability that may arise from such contingencies would not have a material adverse effect on the unaudited condensed consolidated financial statements of the Company.

NOTE 9 - WARRANTS

The following table summarizes the activities for the period.

Warrants

The following table summarizes the activities for the quarter ended September 30, 2019 and year ended December 31, 2018:

	Warrants Number	Weighted Average Exercise Price	Weighted Average Remaining Term
OUTSTANDING, December 31, 2018	1,600,000	$0.12	1.09

OUTSTANDING, September 30, 2019	1,600,000	$0.12	1.09

There were no warrants issued or expired during the three or nine months ended September 30, 2019.

NOTE 10 – STOCK-BASED COMPENSATION PLANS AND AWARDS

Employee Incentive Plan

The Company’s stock incentive plan is administered by the Board of Directors that authorizes the grant or award of incentive stock options, non-qualified stock options (NQSO), restricted stock awards (RSA), stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Company issues new shares of common stock upon the exercise of stock options. Any shares associated with options forfeited are added back to the number of shares that underlie stock options to be granted under the stock incentive plan. The Company made available 10,000,000 common shares that were registered, approved, and filed on November 17, 2012 for issuance under the plan. The Company has issued non-qualified stock option awards as described below.

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on a review of historical employee termination rates and option exercises.

There were 3,500,000 options granted during the three and nine months ended September 30, 2019. Options were granted to employees, a consultant of the Company, the Company’s CEO, and two Directors. As of September 30, 2019, 3,720,000 options were outstanding, of which 220,000 are fully vested and 3,500,000 are not vested. There are 6,280,000 options available for grant as of September 30, 2019.

The stock awards were valued using a Black-Scholes model on the date of grant and the follow assumptions: expected term of 5 years, a risk free rate of 2.82%, volatility of 355.41%, and no assumed dividend yield.

A summary of stock option activity as of September 30, 2019 and 2018, and changes during the nine month periods ended September 30, 2019 and 2018 are set forth below:

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Balance as of December 31, 2018	220,000	$.41	$
Options Granted	3,500,000	.02	$
Balance as of September 30, 2019	3,720,000	$0.04	$
Exercisable as of September 30, 2019	220,000	$0.41	$

	Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1)
Balance as of December 31, 2017	4,380,000	$1.12	$–
Balance as of September 30, 2018	4,380,000	$0.42	$–
Exercisable as of September 30, 2018	2,330,000	$0.72	$–

(1)	There was no intrinsic value associated with options outstanding, exercisable and expected to vest as of September 30, 2019, as the stock price was below the lowest option exercise price or was not vested. Aggregate intrinsic value represents total pretax intrinsic value (the difference between PTO’s closing stock price on September 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. The intrinsic value will change based on the fair market value of PTO’s stock.

A summary of stock options not yet vested as of September 30, 2019 is set forth below:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of January 1, 2019	25,000	$0.01
Options Granted	3,500,000	$0.02
Vested	(25,000)	$0.01
Non-vested as of September 30, 2019	3,500,000	$0.02

There were no options granted during the three or nine months ended September 30, 2018. As of September 30, 2018, 4,380,000 options were outstanding of which 2,330,000 were fully vested. As of September 30, 2018, there was $37,333 of unrecognized compensation expense for options outstanding not yet vested. .

During the nine month period ended September 30, 2019, there were no NQSOs that were cancelled or forfeited.

The weighted-average remaining contractual life of the non-qualified stock options outstanding and exercisable, as of September 30, 2019 were approximately 9.5 years and 4 years, respectively. Share-based compensation represents both stock options based expense and stock grant expense. Stock compensation expense is included in general and administrative expense for the periods then ended. At September 30, 2019, the Company had approximately $70,000 of total unamortized share-based compensation expense, related to stock option plans that will be recognized over the weighted average remaining period of 2 years.

NOTE 11 – RELATED PARTY TRANSACTIONS AND BALANCES

As of September 30, 2019 and December 31, 2018, Richard Heddle, CEO is due $1,380,000 and $1,200,000 in accrued payroll, respectively, which is included in Accrued Officers Salary on the consolidated balance sheets.

At September 30, 2019 and December 31, 2018, the company’s accounts payable and accrued expenses included $132,217 outstanding balance due to Heddle Marine Services, a business controlled by Mr. Richard Heddle, the company’s Chief Executive Officer and member of the Company’s board of directors. The amounts payable arose from payments made in 2014 by Heddle Marine on behalf of the Company to a logistics company to transport fuel from the Niagara Falls site to the blending tanks at our facility in Thorold, Ontario, as well as for labor and material provided by Heddle Marine towards upkeep of our Canadian facilities including 2015 cleanup costs incurred in order to terminate the lease with Avondale properties on the discontinued (RRON) Operation.

See also Note 5 for secured promissory notes with related parties.

Plastic2Oil Marine, Inc., one of the Company’s subsidiaries, which is currently not operating, entered into a consulting service contract in 2010 with a company owned by Mr. Heddle, who later (in 2014) became the Company’s Chief Executive Officer. The contract provides the related company with a share of the operating income earned from Plastic2Oil technology installed on marine vessels which are owned by the related company. The contract provides a minimum future payment equal to fifty percent of the operating income generated from the operations of two of the most profitable marine vessel processors and 10% from all other marine vessel processors. As of September 30, 2019 and December 31, 2018, there were no currently installed marine vessel processors pursuant to the contract.

NOTE 12 – SUBSEQUENT EVENTS

The Company received $30,000 on October 1, 2019, $15,000 on October 21, 2019, $15,000 on October 29, 2019, $30,000 on November 18, 2019 and $30,000 on November 22, 2019, all in Canadian funds, from the Company’s CEO and Directors in the form of demand secured promissory notes. The advances bear interest at 4%.

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

Business Overview

For the three and nine months ended September 30, 2019 and 2018, the Company had no revenues. The Company’s P2O processors were idle for all of 2018 and remained idle during the three and nine months ended September 30, 2019. For financial reporting purposes, we currently operate in one business segment, our P2O® solution business. As of the filing date of the report, our two operating processors were idle and not producing fuel products. Previously, we operated in two business segments, which also included a business data and recovery segment and a recycling facility for waste paper fiber processing, a chemical processing and cleaning business, known as Pak-It, and a retail and wholesale distribution business, known as Javaco, Inc. which we discontinued, prior to 2017. Our P2O business is a commercial manufacturing and production business. We plan to grow mainly from sale of processors, and secondarily from the sale of fuel products. Historically, our revenues have been derived primarily from our other segments and products.

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

Our P2O business is a proprietary process that converts waste plastic into fuel through a series of chemical reactions. We began developing this process in 2009 and began very limited production in late 2010 following our receipt of a consent order from the New York State Department of Environmental Conservation (“NYSDEC”) allowing us to commercially operate our first large-scale P2O processor located at our Niagara Falls, New York facility. Currently, as of the filing of this report, these processors were idle for all of 2017 and remained idle for the nine months ended September 30, 2019. Our processors are capable of producing Naphtha, Fuel Oil No. 2 and Fuel Oil No. 6. Our P2O process also produces two by-products, a reusable off-gas similar to natural gas, and a petcoke carbon residue. We sell our fuel products to fuel wholesalers and directly to commercial and industrial end-users. We primarily use our off-gas product in our processing operations to fuel the burners in our P2O processors. Since inception, we have produced a total of 667,996 gallons of fuel, however no fuel was produced in the three and nine months ended September 30, 2019 and 2018.

Listing on the OTCQB

At September 30, 2019, we had 124,756,158 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “PTOI.” On December 16, 2019, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.05.

Sources of Revenues and Expenses

Results of Operations – Three months ended September 30, 2019 compared to Three months ended September 30, 2018.

Revenue

We had no revenues during the three months ended September 30, 2019 and 2018. We have shifted our business strategy to attempting to license our intellectual property and technology related to our fuel processors, selling fuel processors and selling oil produced by our own P2O equipment.

We had no fuel production or processor sales in the three and nine months ended September 30, 2019. Consequently, there was neither fuel shipment nor fuel revenue. This was mainly due to management’s decision to shut down its production in the fourth quarter of 2013 due to the severe cold weather that caused damage to condensers and other components of our processors and the lack of operating cash. The damage requires substantial working capital for general repairs and replacement of damaged condensers and we have been unable to obtain the financing necessary to make these repairs. These processors were idle from December of 2014 through 2018 and remained idle through the date of this filing. Management estimates the processors will remain idle until the Company can raise additional capital or procure new revenue producing contracts.

The Company has recently entered into a Master Agreement and Purchase Order to provide several units and other services that is awaiting an initial deposit to commence work. The initial deposit is tied to final governmental approvals and contract awards that are currently working its way through the procurement cycle. There can be no assurance that these awards will be made and that the initial deposit due under the Master Agreement and Purchase Order will be honored.

The Company’s operating expenses consisted of the following:

Operating Expenses

	For the Three Months Ended September 30,
	2019	2018

Professional Fees	$18,309	$27,834
Compensation	104,370	104,446
General and administrative expenses	35,016	51,304
Depreciation and Accretion	7,373	87,663
Total Operating Expenses	$165,068	$271,247

We incurred operating expenses of $165,068 during the three months ended September 30, 2019, compared to $271,247 for the three months ended September 30, 2018, respectively. This decrease in operating expenses was materially due to a decrease in depreciation, along with decreases in Professional fees and other expenses for a total reduction of $106,179. The Company is currently attempting to minimize its operating expenses while it works to recapitalize the company.

Non-Operating Expenses

Interest Expenses

For the three months ended September 30, 2019, we incurred net interest expense of approximately $292,049 as compared to approximately $254,390 for the three months ended September 30, 2018, an increase of $37,659, which was due to increases in related party secured promissory and short-term notes.

Income Tax Expenses

For the three months ended September 30, 2019 and 2018, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses

Net Loss

As a result of the above, we incurred a net loss of approximately $(457,117) for the three months ended September 30, 2019 as compared to a net loss of approximately $(525,637), for the three months ended September 30, 2018.

Results of Operations - Nine months ended September 30, 2019 compared to Nine months ended September 30, 2018.

Revenue

We had no revenues during the nine months ended September 30, 2019 and 2018 due to the same factors discussed in the three month period comparison above.

The Company’s operating expenses consisted of the following:

Operating Expenses

	For the Nine Months Ended September 30,
	2019	2018

Professional Fees	$87,324	$83,118
Compensation	318,221	359,231
General and administrative	117,433	181,252
Depreciation and Accretion	22,120	275,231
Total Operating Expenses	$545,098	$898,832

We incurred operating expenses of $545,098 during the nine months ended September 30, 2019, compared to $898,832 for the nine months ended September 30, 2018, respectively. This decrease in operating expenses was materially due to a decrease in compensation, other expenses, along with depreciation and accretion for a total reduction of approximately $353,734. The Company is currently attempting to minimize its operating expenses while it works to recapitalize the company.

Non-Operating Expenses

Interest Expenses

For the nine months ended September 30, 2019, we incurred net interest expense of approximately $861,503 as compared to approximately $736,578 for the nine months ended September 30, 2018 an increase of $124,941, due to an increase in related party secured promissory and short-term notes.

Income Tax Expenses.

For the nine months ended September 30, 2019 and 2018, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

Net Loss

As a result of the above, we incurred a net loss of approximately $(1,406,087) for the nine months ended September 30, 2019 as compared to a net loss of approximately $(1,624,896) for the nine months ended September 30, 2018.

Liquidity and Capital Resources

We do not have sufficient cash to operate our business, which has forced us to suspend our operations until such time as we receive a capital infusion or cash advances on the sale or license of our processors and or related technology. We intend to source additional capital through the sale of our equity, debt securities, and other financing methods. We plan to use the cash proceeds from any financing to either complete the repairs on Processors #3 to resume production of fuels for pilot runs and customer demonstrations and or review other options including but not limited to licensing intellectual property and or pursuing other operational alternatives that may become available to management as we review the options available to the Company. At September 30, 2019, we had a cash balance of $1,033. Our principal sources of liquidity in 2019 were the proceeds of secured promissory notes and the elimination of the cash security we placed against our fuel oil sale tax bond.

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

Cash Flow from Operating Activities.

	For the Nine Months Ended September 30,
	2019	2018
Net loss	(1,406,087)	(1,624,896)
Net cash used in operating activities	(315,806)	(431,398)
Cash flow from investing activities
Net cash provided by investing activities	-	100,524
Cash flows from Financing activities:
Net cash provided by financing activities	272,534	252,930
Foreign currency exchange effect on cash	(3,503)
Cash at beginning of period	47,808	172,286
Cash at end of period	$1,033	$94,342

Cash Flow from Operations

Cash used in operations was approximately $315,806 and $431,398 for the nine months ended September 30, 2019 and 2018, respectively. In 2019 and 2018 cash was mainly used to continue funding the minimum operating costs.

Cash Flow from Investing Activities

Cash flow provided from investing activities was approximately $0, and $100,524, for the nine months ended September 30, 2019 and 2018, respectively, and was attributed to the release of a cash bond for fuel oil taxes that released the reserved cash for 2018.

Cash Flow from Financing Activities

Cash flow from financing activities was approximately $272,534 and $252,930, for the nine months ended September 30, 2019 and 2018, respectively. For 2019 and 2018, these amounts were mainly from proceeds received from secured promissory notes from related parties.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods ended September 30, 2019 and 2018.

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

Asset Retirement Obligations

The fair value of the estimated asset retirement obligation is recognized in the consolidated balance sheets when identified and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. The balance of the asset retirement obligation is determined through an assessment made by the Company’s engineers, of the total costs expected to be incurred by the Company when closing a facility. The total estimated cost is then discounted using the current market rates to determine the present value of the asset as of the date of this valuation. As of the date of the creation of the asset retirement obligation in the amount of $69,424, the Company determined the present value of the obligation using a discount rate equal to 2.96%. The present value of the asset retirement obligation is then capitalized on the consolidated balance sheets and is depreciated over the asset’s estimated useful life and is included in depreciation and accretion expense in the unaudited condensed consolidated statements of operations. Increases in the asset retirement obligation resulting from the passage of time are recorded as accretion of asset retirement obligations in the unaudited condensed consolidated statements of operations. Actual expenditures incurred are charged against the accumulated obligations.

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

Interest Rate Risk

We do not feel that we are subject to significant interest rate risk. We deposit surplus funds with banks earning daily interest at fixed rates and we do not invest in any instruments for trading purposes. Additionally, all of our outstanding debt instruments (our mortgage and capital leases) carry fixed rates of interests. We are exposed to opportunity risk should interest rates decrease. The amount of interest bearing short-term debt outstanding as of September 30, 2019 and December 31, 2018 was $11,022,843 and $9,924,418, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2019 our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PLASTIC2OIL, INC.

Date: December 16, 2019	By:	/s/ Richard Heddle
	Name:	Richard Heddle
	Title:	President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Item 6. Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

